Form 10-K
period 2006-12-31
Heelys, Inc.
filed 2007-03-15
CIK 1373980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission file number: 333-137046

HEELYS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	75-2880496
(State of incorporation)	(I.R.S. Employer Identification No.)

3200 Belmeade Drive,  Suite 100

Carrollton, Texas 75006

(Address of principal executive offices)   (Zip Code)

(214) 390-1831

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☐   No   ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.  Yes ☐   No ☒

As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange or over-the-counter market. The registrant’s common stock began trading on The Nasdaq Global Market on December 8, 2006. The aggregate market value of voting stock held by non-affiliates of the registrant on December 29, 2006, the last business day of the registrant’s most recently completed fiscal year, was approximately $254,270,998 (based upon the closing price for the registrant’s common stock on The Nasdaq Global Market of $32.11 per share).

At March 11, 2007, 27,046,866 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2007, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

i

PART I

Item 1.                          Business

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” and we intend such forward-looking statements to be subject to the safe harbors created thereby. These statements relate to future events or our financial performance. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, and our expectations, beliefs, intentions or future strategies that are signified by terminology such as “subject to,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates,”  “may,” “will,” “should,” “can,” the negatives thereof, variations thereon, similar expressions or by discussions of strategy. All forward-looking statements are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and assumptions, but they are inherently uncertain, we may not realize our expectations and our assumptions may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. Consequently, forward-looking statements should be regarded solely as our current plans, estimates and beliefs. You should not place undue reliance on forward-looking statements. We cannot guarantee future results, events, performance or achievements. We do not have any obligation and do not intend to update, republish or revise forward-looking statements to reflect future events or circumstances or to reflect the occurrences of unanticipated events.

Throughout this report, references to the “Company,” “we,” and “our” refer to Heelys, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

Overview

We are a designer, marketer and distributor of innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. Our primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS-wheeled footwear allows the user to seamlessly transition from walking or running to skating by shifting weight to the heel. Users can transform HEELYS-wheeled footwear into street footwear by removing the wheel. Our distinctive product offering has driven our growth, and we believe that our HEELYS brand is becoming synonymous with an increasingly popular lifestyle activity. We believe that the growing exposure of our HEELYS brand will allow us to selectively introduce additional product categories in the future by taking advantage of our expertise in product development and sourcing, strong retail relationships and knowledge of our target consumer.

We were initially incorporated as Heeling, Inc. in Nevada in 2000 and were reincorporated in Delaware in August 2006 and changed our name to Heelys, Inc. Through our general and limited partner interests, we own 100% of Heeling Sports Limited, a Texas limited partnership, which was formed in May 2000.

We are subject to the informational requirements of the Exchange Act, and, accordingly, file reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). We maintain a website on the World Wide Web at www.heelys.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits thereto, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the reports are electronically filed with, or furnished to the SEC. Our reports that are filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov, that contains material regarding issuers that file electronically with the SEC. You may also obtain copies of any of our reports filed with, or furnished to, the SEC, free of charge, at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549.

Information regarding the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330.

Our Business

We currently offer HEELYS-wheeled footwear in a wide variety of styles and colors at domestic retail price points ranging from $59.99 to $99.99 depending upon performance features, comfort and materials. HEELYS-wheeled footwear is protected by numerous patents and trademarks, enabling us to capture the emerging demand for our unique offering in the United States and other countries where we can enforce our patents. In 2006, approximately 98% of our net sales was derived from the sale of our HEELYS-wheeled footwear. We also sell branded accessories, such as replacement wheels, helmets and other protective gear, and a limited variety of apparel items.

We sell our products through distribution channels that merchandise our products in a manner that we believe enhances and protects our HEELYS brand image. Domestically, our products can be purchased from full-line sporting goods retailers such as The Sports Authority, Modell’s and Dick’s Sporting Goods; specialty apparel and footwear retailers, such as Journeys and The Finish Line; and select department stores, such as Nordstrom and Mervyn’s. Our products can also be purchased from select online retailers such as Zappos.com. In 2006, 85.7% of our net sales were derived from retailers in the United States. Internationally, our products are sold to independent distributors with exclusive rights to specified international territories.

Initial Public Offering of Our Common Stock and Use of Proceeds

On December 7, 2006, a registration statement (File No. 333-137046) relating to our initial public offering of our common stock was declared effective by the SEC. In this offering we sold a total of 3,125,000 shares of our common stock and selling stockholders sold 4,263,750 shares of our common stock, which included 963,750 shares resulting from the exercise of the underwriters’ over-allotment option. All common stock registered under the registration statement were sold at a price to the public of $21.00 per share. We did not receive any proceeds from the selling stockholders’ sale of their shares. The offering closed on December 13, 2006. Bear, Stearns & Co., Inc., Wachovia Capital Markets, LLC, J.P. Morgan Securities Inc. and CIBC World Markets Corp. acted as managing underwriters.

The gross proceeds from the shares of common stock sold by us were $65.6 million. The net proceeds to us from the offering were approximately $58.8 million, after deducting an aggregate of $4.6 million in underwriting discounts and commissions and $2.2 million in other expenses incurred in connection with the offering. We used $8.5 million of these proceeds to repay amounts outstanding under our revolving credit facility and $8.5 million for working capital purposes. We intend to use the remaining proceeds to fund infrastructure improvements, including expanding and upgrading our information technology systems; hire new employees; for marketing and advertising programs; product development; working capital needs; and other general corporate purposes.

Target Market

The growth and longstanding popularity of skateboarding, inline skating, roller skating and scooter riding in the United States reflect consumers’ interest in wheeled sports activities. For example, skateboarding and inline skating have remained a part of youth culture for more than 40 and 25 years, respectively. Our HEELYS-wheeled footwear, which we believe has broad patent protection relative to other wheeled sports products, appeals to many of these same consumers. While the market for HEELYS-wheeled footwear has grown significantly since our first product was introduced in 2000, we believe this market continues to have growth potential.

Our products appeal to a broad range of young, active consumers around the world who enjoy wheeled sports activities. Our primary market is six to fourteen year-old boys and girls, an age group in the

United States that the U.S. Census Bureau estimated to be 36.4 million people in 2005 and projected to grow to 38.2 million people by 2015. Based on our sales of more than 5.2 million pairs of HEELYS-wheeled footwear in the United States during 2006, we believe that our target market offers significant growth potential for both HEELYS-wheeled footwear and future product introductions. In addition, we believe we benefit from greater repeat purchases by our consumers relative to other wheeled sports products, driven by the natural replacement cycle of children’s footwear and the new styles that we offer each season.

We believe that our products have become more popular in recent years due to the trend among young people away from traditional team sports and toward individual, action sports. For example, SGMA International, a sporting goods industry trade group, estimated that from 1998 to 2005, U.S. participation in basketball, baseball and soccer declined 24.6%, 16.7% and 6.4%, respectively, while U.S. participation in snowboarding, skateboarding and surfing increased 33.7%, 58.3% and 90.5%, respectively. We believe events such as the X Games, the inclusion of snowboarding medal events in the Winter Olympics and the national recognition of leading boardsport athletes have broadened general awareness and increased the popularity of the action sports youth lifestyle. The trend towards individual, action sports has influenced the styles and performance features of our products and our marketing strategies.

Business Strengths

We attribute our success to the following business strengths:

•       Strong Brand Recognition.   We believe that our brand awareness is a significant competitive strength. We have positioned the HEELYS brand to represent a fun, youthful and active image and we believe it now defines an emerging lifestyle activity with a following among consumers in our target market. According to data collected by NPD, a retail and apparel industry research group, HEELYS-wheeled footwear had a 51.0% market share in retail sales dollars and a 37% market share in units sold for skateboard-related footwear brands for the quarter ended December 31, 2006.

•       Appealing, High-Quality Products.   We strive to provide high-quality, stylish products. We carefully select our independent manufacturers and diligently monitor their manufacturing process to ensure the quality of their finished goods. To stimulate demand for our products and encourage repeat purchases by consumers, we endeavor to consistently offer a line of wheeled footwear that combines style, comfort and high-quality components including ABEC-rated bearings, specially formulated polyurethane wheels and abrasion-resistant outsoles and upper materials. We have generally introduced more than 20 standard styles each year in an attempt to respond to changing consumer tastes and preferences.

•       Focus on Innovation with Intellectual Property Protection.   Our innovative HEELYS-wheeled footwear is highly differentiated from other wheeled sports products and athletic footwear. We believe that our patents and pending patent applications enable us to maintain this differentiation. We own more than 80 issued patents and pending patent applications in more than 25 countries, of which more than 55 are related to our HEELYS-wheeled footwear. We also have more than 75 registered trademarks and pending trademark applications in more than 30 countries. We believe that our experience introducing HEELYS-wheeled footwear to the market and our growing brand awareness will allow us to successfully develop and introduce additional products incorporating innovative designs and technologies that appeal to our target consumers.

•       In-Depth Understanding of Our Target Market.   We employ a grass-roots marketing model that enables us to regularly interact with and maintain an in-depth understanding of our target market. In 2006, our event marketing managers, or “EMMs,” coordinated more than 3,000 in-store clinics and demonstrations, allowing us to communicate our brand message in an interactive, fun environment. In addition, our EMMs use online marketing techniques such as hosting message boards and contributing to skate-oriented chat rooms. We also sponsor “team riders” to showcase HEELYS-wheeled footwear in high-traffic, public areas. Through these multifaceted interactions with our target consumers, we continually refine our understanding of their evolving preferences. We intend to use this insight to develop new HEELYS-wheeled footwear models, strengthen and extend our HEELYS brand and offer additional product categories.

•       Compelling Value Proposition for Retail Customers.   We believe that our differentiated product offering and brand name represent a compelling value proposition for our retail customers. Our products have historically enabled our retail customers to achieve high sales volumes at or near our suggested retail prices, rapid inventory turns and attractive margins. These results have allowed us to develop strong relationships and expand our product offerings with our retail customers, and add new retail customers.

•       Flexible and Efficient Sourcing Model.   By outsourcing manufacturing, we eliminate the need to purchase raw materials and limit the amounts we are required to spend on working capital, capital expenditures and overhead. This enables us to focus our resources on developing new products and brand-enhancing activities. We do not have any long-term manufacturing contracts, choosing instead to retain the flexibility to change our manufacturing sources if necessary. We have developed systems and procedures that enable us to actively monitor product quality, control product costs and facilitate timely product delivery.

•       Senior Management Team with Deep Industry Experience.   Our senior management team, which has overseen our company since its inception, has been instrumental in developing our HEELYS brand, establishing strong relationships with retail customers and international distributors and directing our growth. Our Chief Executive Officer has approximately 30 years of experience in the branded footwear and action sports industries and has held senior level positions at the Rollerblade division of Benetton Group S.p.A. and L.A. Gear. Our Senior Vice President—Global Sales has more than 25 years of sales and marketing experience in the athletic apparel and footwear industries and has held executive level and sales positions at L.A. Gear, Kaepa, Nike, Stride-Rite and Wilson Sporting Goods.

Growth Strategy

We plan to continue growing our net sales and earnings through the following strategies:

•       Increase Awareness and Popularity of our HEELYS Brand.   We plan to increase the awareness and popularity of our HEELYS brand, which we believe will fuel demand for our products. By conveying our brand message through word-of-mouth, grass-roots and traditional marketing, we seek to strengthen our understanding of and broaden our target market. We believe that enhanced brand awareness will allow us to expand sales of our current products and successfully offer new product categories.

•       Broaden Our Relationships with Existing Retail Customers.   Many of our retail customers do not initially sell our products in all of their stores, choosing to evaluate consumer acceptance of our products in a limited number of stores. As the demand for our products continues to grow and our relationships with our retail customers develop, we believe that certain of our retail customers will continue to increase the number of stores in which our products are sold and expand the selection of our products that they offer. Based on the success that these retailers have had selling our products, we believe that we will have opportunities to expand our sales with existing retail customers in the future. In addition, we encourage our independent distributors to pursue similar growth strategies with their customers.

•       Expand Our Customer Base.   We intend to increase our domestic distribution by selectively adding new retail customers. In particular, we believe that there are a number of regions in the United States where our products are under-distributed and we intend to add retailers in these regions to increase our distribution. We believe that international distribution also represents a significant growth opportunity for us. We intend to take advantage of this opportunity by encouraging our existing distributors to expand their market presence and by establishing relationships with distributors in new international markets.

•       Develop and Selectively Acquire New Products and Brands.   Our vision is to become an action-sports lifestyle company, consistently bringing innovative branded products to the global market. We intend to leverage our HEELYS brand and our reputation for innovation, quality, performance and comfort by expanding our apparel and accessories product offerings, entering new product categories and increasing the breadth of HEELYS branded products sold by our existing retail customers. In addition to continually updating our HEELYS-wheeled footwear offering with new colors, materials and textures to keep our style assortment fresh and developing related products and technologies, we believe opportunities exist to acquire complementary brands and products that appeal to our target market.

Products

Our primary product is HEELYS-wheeled footwear, patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS-wheeled footwear allows the user to seamlessly transition from walking or running to skating by shifting weight to the heel. Users can remove the wheel to transform HEELYS-wheeled footwear into street footwear. HEELYS-wheeled footwear is offered in more than 20 styles, incorporating various comfort and performance features and colors at five retail price points. We traditionally offer a new line of HEELYS-wheeled footwear twice each year for the spring/summer selling season and the back-to-school and holiday selling seasons.

HEELYS-wheeled footwear can be classified into the following three categories:

Single-Wheel.   Our single-wheel HEELYS-wheeled footwear has one detachable wheel and are available in various sizes for men, women and children. We offer wheels of various performance capabilities in order to appeal to beginners and advanced users. Single-wheel HEELYS-wheeled footwear represented approximately 89.1% of our net sales in 2006. Suggested domestic retail prices for our single-wheel HEELYS-wheeled footwear generally range from $59.99 to $99.99.

Two-Wheel.   Our two-wheel HEELYS-wheeled footwear includes two detachable wheels, are designed for novice users and are offered only in children’s sizes. This category represented approximately 5.6% of our net sales in 2006. The suggested domestic retail price for our two-wheel HEELYS-wheeled footwear is generally $59.99.

Grind-and-Roll.   Grind-and-roll HEELYS-wheeled footwear represents our highest performance category and are preferred by enthusiasts seeking a challenging and exciting action sports experience. This category features a single detachable wheel and a patented, hard nylon plate in the arch, enabling the consumer to slide, or “grind,” on hand railings and other similar surfaces. Consumers can use our grind-and-roll HEELYS-wheeled footwear to perform distinctive maneuvers, similar to those performed by skateboarders and inline skaters. The grind-and-roll category represented approximately 3.3% of our net sales in 2006. The suggested domestic retail price for our grind-and-roll HEELYS-wheeled footwear is generally $89.99.

In addition to offering our standard styles, we collaborate with certain of our retail customers to develop HEELYS-wheeled footwear styles that these retail customers have the exclusive rights to sell. This special make-up program enables these customers to differentiate their HEELYS-wheeled footwear product offering and allows us to broaden our product range. These exclusive products are made to order and shipped directly to our retail customers, thereby mitigating our inventory risk. In 2006, special make-up program products represented approximately 23.5% of our net sales.

In the past, we sold less-expensive wheeled footwear under the “Cruz” brand name exclusively to certain of our independent distributors. The Cruz brand represented approximately 17.7% and 3.3% of our net sales in 2004 and 2005, respectively. Although we have not sold any Cruz branded footwear since 2005, we may choose to re-launch this product line in the future.

We also offer a selection of HEELYS branded accessories, including protective gear such as helmets and wrist, elbow and knee guards, heel plugs, wheel bags and replacement wheels and a limited variety of apparel items. We plan to take advantage of growing consumer awareness of our brand name and our strong retail relationships to expand our HEELYS branded accessories offerings. In response to demand from certain of our retail customers, we began to offer HEELYS branded apparel and additional accessories in the third quarter of 2006.

Product Design and Development

We continually update and refine our product offerings in response to evolving consumer preferences. For example, in 2002 we introduced the grind plate for our grind-and-roll HEELYS-wheeled footwear and the two-wheel HEELYS-wheeled footwear, and in 2003 we introduced specific styles for girls and the “sole saver” heel plug, which provides a finished look to the footwear by covering the wheel cavity when the wheel is removed. We believe that introducing new products, performance features and designs allows us to maintain premium price points, encourages repeat purchases and creates incremental consumer demand for our products. We monitor changing consumer trends and identify new product opportunities through close, interactive contact with our target consumers, frequent dialogue between our EMMs, and our retail customers and input from our sponsored “team riders” who are paid to use and promote our products.

Our product development efforts include both incremental improvements to our existing products and entirely new technologies and product categories. Incremental improvements to our existing products include introducing new styles, improving the materials used in our wheels and designing lighter shoes with greater durability and enhanced comfort and performance features.

Our product design and development process is rigorous and highly collaborative, using input from our sales staff, product development professionals, retail customers, EMMs and consumers. We focus not only on the performance of our products, but also on production cost and efficiency. Prior to hiring our Vice President—Design and Development in October 2006, we outsourced the aesthetic, non-technical aspects of our product design, such as color and style, to independent product designers.

Sales

We carefully control the distribution of our products to protect and enhance our HEELYS brand and maintain our ability to offer our products at premium price points. We sell our products domestically directly to retail customers and internationally through independent distributors. Currently, we do not sell our products to mass merchants or directly to consumers.

Domestic Sales

As of December 31, 2006, our customer base of retail customers in the United States included more than 800 accounts that operated more than 7,400 stores. Based on communications with those customers,

we believe that as of December 31, 2006, our HEELYS-wheeled footwear was offered for sale in more than 5,000 of those stores. These retail customers include a variety of full-line sporting goods retailers, specialty apparel and footwear retailers and select department stores. Our products are also sold through select online retailers. We attempt to choose retail customers who appeal to our target market and who are able and willing to merchandise our products in a manner that we believe is consistent with our brand message and positioning. Big 5 Sporting Goods, Dick’s Sporting Goods, Modell’s, The Sports Authority, Journeys, The Finish Line, Nordstrom, Mervyn’s and Zappos.com are examples of our domestic retail customers. In 2004, 2005 and 2006, our domestic net sales were $13.8 million, $36.6 million and $161.3 million, respectively, representing 64.9%, 83.2% and 85.7% of our total net sales, respectively.

We believe that there are numerous opportunities to expand our domestic distribution. We intend to increase our domestic distribution by expanding the number of stores in which HEELYS-wheeled footwear is sold by existing retail customers and by adding new retail customers. Due to our limited funding at our inception, we focused our marketing resources on specific regions of the country that we believed embraced wheeled sports and innovative products such as HEELYS-wheeled footwear. As the exposure of our products and brand name increased and our financial position improved, we expanded our focus to other regions of the country.

We are committed to providing the highest levels of service to our retail customers. We maintain a national sales force of 19 independent sales representatives, each of whom is assigned an exclusive territory and is compensated on a commission basis, and who together are responsible for substantially all of our domestic sales. We believe that our product line represents a significant percentage of the sales made by these independent sales representatives. Our Senior Vice President—Global Sales, who oversees our independent sales representatives, and our independent sales representatives are supported by our twelve-person sales and customer service department.

International Sales

As of December 31, 2006, we offered our products internationally through more than 29 independent distributors, each of which has exclusive rights to a designated territory. In 2006, our largest international territories by net sales were the United Kingdom, Canada and Ireland. We select our independent distributors based on their relationships with appropriate retailers, their ability to effectively represent the HEELYS brand and their execution of our distribution strategy. In order to maintain a consistent brand image throughout the world, we provide marketing, distribution and product training support to our independent distributors. Each distributor must meet minimum sales goals and is responsible for funding its local marketing campaigns, maintaining its own inventory and providing sufficient sales, distribution and customer service infrastructure. In 2004, 2005 and 2006, our international net sales were $7.5 million, $7.4 million and $26.9 million, respectively, representing 35.1%, 16.8% and 14.3% of our total net sales, respectively. In 2004, Japan accounted for 19.4% of our total net sales.   Since 2004, no country other than the United States has accounted for 10% or more of our net sales. We believe that international distribution represents a meaningful growth opportunity for us that we intend to take advantage of by encouraging our existing distributors to expand their market presence and by establishing relationships with distributors in new international markets.

Principal Customers

In 2004, A.G. Corporation in Japan accounted for 19.4% of our net sales and Big 5 Sporting Goods represented 15.8% of our net sales. In 2005, Big 5 Sporting Goods, Journeys and The Sports Authority represented 12.3%, 11.3% and 10.6% of our net sales, respectively. In 2006, Journeys accounted for 12.7% of our net sales. No other retail customer or independent distributor accounted for 10% or more of our net sales in any of these periods.

Marketing

Our marketing strategy is to position our products and the HEELYS brand to represent a lifestyle that includes excitement, individuality and the unique culture of action sports. To promote awareness of our HEELYS brand, we utilize a multi-faceted strategy that includes event marketing activities, television advertising, point-of-purchase, or “POP,” displays and product placement and public relations opportunities. While we fund the cost of these activities domestically, our independent distributors are solely responsible for these costs in their markets.

Event Marketing Activities

We employ a team of six EMMs that enables us to reach consumers at the grass-roots level and help drive foot traffic to our retail customers’ locations. EMMs increase consumer awareness of our products by hosting in-store product clinics and demonstrations, teaching store personnel how to use our products, employing “guerrilla” marketing methods such as arranging for our sponsored “team riders” to skate in high traffic public areas and using online marketing techniques such as hosting message boards and contributing to skate-oriented chat rooms. EMMs educate retail sales personnel on techniques to maximize sell-through of our products and to promote product awareness and safety.

Television Advertising

Television advertisements are an important and highly effective tool for increasing awareness of our brand and products among our target consumers because these advertisements allow us to show consumers HEELYS-wheeled footwear in action. Advertisements air in selected regions of the United States during our primary selling seasons on cable channels such as ABC’s Family Channel, Nickelodeon and The Cartoon Network. As part of our regional television advertising strategy, we feature the name of a local retail customer at the end of our television advertisements. This tactic is intended to drive consumers to specific retail customers and allows us to evaluate the effectiveness of our advertising. We ran our first national cable television advertising campaign in the fourth quarter of 2005. During 2006, we continued utilizing both regional and national television advertising campaigns and expect to continue to follow this approach in the future.

Point-of-Purchase Displays

Certain of our retail customers have committed valuable floor space to POP displays we provide to enhance the presentation of our products. Through the use of these POP displays, we are able to present the HEELYS brand message to consumers in a consistent manner and increase our shelf space in our retail customers’ locations. EMMs ensure that our merchandise is effectively featured using POP displays.

Product Placement

Because HEELYS-wheeled footwear is highly differentiated from other wheeled sports products and other footwear, we often receive requests from television shows, magazines and news organizations to review or highlight our products. While we have not paid for product placement, our products have been featured in numerous television and print spots, including television networks such as CNN and CNBC; television shows such as So You Think You Can Dance, Good Morning America, Radical Sabbatical, Livin’ Large, CSI: Miami and Invent This; magazines and newspapers such as Time, People, The Wall Street Journal, In Style, Newsweek and Sports Illustrated; and the World Book Encyclopedia and McGraw-Hill school textbooks. HEELYS-wheeled footwear was used in the Miramax film Spy Kids 2 as well as in the Lionsgate film Employee of the Month; and has been featured in pop artist Usher’s music videos and television specials. We believe that product placement activities enable us to build awareness of our products and our HEELYS brand in a cost-effective manner.

Manufacturing and Sourcing

We do not own or operate any manufacturing facilities and we purchase our products as finished goods from independent manufacturers. We do not have any long-term manufacturing contracts, choosing instead to retain the flexibility to change our manufacturing sources if necessary. We believe that alternate manufacturing sources are available at comparable costs to those we currently experience.

We carefully monitor all aspects of the production of our HEELYS-wheeled footwear, including the development and manufacturing of prototypes, initial production runs and final product manufacturing. We perform an array of inspection procedures at various stages of the production process, including examination and testing of raw materials and components prior to manufacture, work-in-process at various stages of production and finished goods prior to shipment. Historically, our defective return rate has been less than 1.0% of our net sales. We also conduct on-site visits to our manufacturers’ facilities to confirm that they engage in ethical business practices.

Boss Technical Services, our independent sourcing agent, helps us identify and develop relationships with manufacturers of our footwear products and provides quality inspection, testing, logistics and product development and design assistance. We pay for these services on a commission basis. We also hired a Vice President—Sourcing in December 2006 to manage our relationship with Boss Technical Services and our manufacturers.

Bu Kyung Industrial, which is owned by one of the owners of Boss Technical Services, has manufactured HEELYS-wheeled footwear since our inception and until 2006 was responsible for manufacturing substantially all of our HEELYS-wheeled footwear. Due to rapid growth in demand for our HEELYS-wheeled footwear, in 2006 we began using a number of other manufacturers to supply our products. We expect Bu Kyung Industrial to continue to manufacture a significant portion of our footwear products, but we expect to develop relationships with additional manufacturers in order to secure additional capacity and mitigate the risk associated with using a limited number of manufacturers.

Order Fulfillment and Inventory Management

Our products are inspected, bar coded and packaged by our independent manufacturers and transported by container ship typically to Long Beach, California. Our independent manufacturers mark, label and pre-ticket our products for certain of our larger retail customers. For products sold in the United States, after the products clear U.S. customs, we use an independent freight forwarder and customs broker to ship them via rail by container either to our distribution center located in Carrollton, Texas, or directly to our retail customers. In 2006, approximately 81.2% of our products in the United States were shipped directly to our retail customers. Upon receipt at our warehouse, merchandise is inspected and recorded in our management information systems and packaged for delivery. We maintain electronic data interchange, or “EDI,” connections with many of our larger retail customers in order to automate order tracking and inventory management. Substantially all of our products destined for international distribution are sent directly by our independent manufacturers to our independent distributors.

To allow us to better plan our production volume with our manufacturers, we offer our retail customers discount incentives to place advance orders. We typically receive most of our orders, which are not subject to cancellation, three to four months in advance of the scheduled delivery dates. To manage our inventory risk, we regularly monitor available sell-through data and seek input on anticipated consumer demand from our retail customers.

Intellectual Property—Patents and Trademarks

We have both domestic and international patent coverage for the technology incorporated in our HEELYS-wheeled footwear and own more than 80 patents issued or pending in more than 25 countries, of which more than 55 are related to our HEELYS-wheeled footwear. Our first patent was a method patent that was issued in June 2002 and includes coverage for wheeled footwear, including HEELYS-wheeled footwear, with a wheel in the heel that allows the user to transition from walking or running to skating by shifting weight to at least one wheel in the heel. We also own a variety of trademarks, with more than 75 registered and pending trademarks in more than 30 countries.

We have vigorously enforced and expect to continue to vigorously enforce our intellectual property rights against infringers domestically and around the world. Despite the challenges inherent in combating infringers in international jurisdictions that may not protect intellectual property rights to the same extent as the United States, we have cooperated with the appropriate authorities and they have conducted successful raids, customs seizures and product confiscations of products that infringe our intellectual property rights in various countries. We have obtained agreements from importers and retailers to cease and desist all infringing activities and, in some cases have been paid monetary compensation. We have also successfully asserted our patent rights against manufacturers of infringing products.

We have an exclusive worldwide license to use intellectual property related to the technology used in our grind-and-roll HEELYS-wheeled footwear. We pay a royalty of 12.0% of our cost on certain products, $1.00 per unit on certain styles of footwear and 25% of any sublicensed revenue of any non-footwear products, apparel and accessories or similar items that absent our license would infringe the trademarks relating to such products under the license agreement. Provided that we make all required royalty payments, at December 31, 2008, title to this intellectual property automatically transfers to us without any further payment. The licensor has the right to reacquire the intellectual property if we fail to make the required royalty payments.

Seasonality

Similar to other vendors of footwear products, sales of our products are subject to seasonality. There are three major buying seasons in footwear: spring/summer, back-to-school and holiday. Shipments for spring/summer take place during the first quarter and early weeks of the second quarter, shipments for back-to-school generally occur over the summer and shipments for the holiday season begin in October and finish in early December. Historically, we have experienced greater revenues in the second half of the year than those in the first half due to a concentration of shopping around the back-to-school and holiday seasons. In 2006, due to the growth of our business and delays we experienced from our independent manufacturers, we experienced a higher percentage of net sales in the third quarter in comparison to the total year than we have experienced in the past, as many orders were delayed from the second quarter to the third quarter, thereby causing the second quarter to be lower than normal and the third quarter to be higher than normal. Our first quarter has typically been our lowest sales quarter. Although weather is a factor in our seasonality, it is difficult to measure its impact. Results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Employees

As of December 31, 2006, we employed a total of 41 full-time employees, 36 of whom work in our Carrollton, Texas headquarters. Our full-time employees include 12 in sales and customer service, eight in marketing, eight in executive and administration, two in information technology, five in finance and six in warehousing operations. We also employ temporary warehouse employees during peak shipment periods. We are not a party to any labor agreements and none of our employees are represented by a labor union.

In September 2004, we entered into an agreement with an affiliate of Gevity HR, Inc. a professional employer organization, or “PEO,” under which Gevity provides payroll and employee benefit services and acts as a co-employer of our employees. We believe this arrangement allows us to provide our employees with competitive benefits in a cost-effective manner.

Insurance and Product Liability

We purchase insurance to cover standard risks associated with our business, including policies to cover commercial general liability and other casualty and property risks. Our insurance rates depend upon our safety record as well as trends in the insurance industry. Through our PEO our employees are also covered by workers’ compensation insurance, the cost of which is retrospective and varies depending upon the frequency and severity of claims during the policy year.

We face an inherent risk of exposure to personal injury or product liability claims if, among other things, use of our products results in injury, disability or death. We believe our insurance coverage is sufficient for the risks relating to our products. Our coverage involves retentions with primary and excess liability coverage above the retention amount.

We retain certain property and casualty risks based on our analysis of the risk, the frequency and severity of a loss and the cost of insurance for the risk. We believe that the risk we have assumed through retention is not significant and payments of retained claims will not have an adverse impact on our performance.

Information Technology Systems

Our information technology systems are designed to provide us with, among other things, comprehensive order processing, production, accounting and management information for the sourcing, importing, distribution and marketing aspects of our business. We use the Microsoft Dynamics SL version 6.0 software, with several customizations that enhance this package for our purposes. We also maintain an EDI system that provides a computer link between us and certain of our customers, which enables us to monitor purchases, inventory and retail sales and also improves our efficiency in responding to customer needs. Prior to May 1, 2006, when we hired a Director of Information Technology, we outsourced all of our information technology functions.

We are in the process of expanding and upgrading our information technology systems to support recent and expected future growth. Specifically, we plan to add servers and data warehousing machines and enhance our order management, inventory and EDI modules. We will also evaluate and may implement a new warehouse management system, a new customer-relationship management tool that will integrate with our website for improved customer service and an online and off-site backup system with full data recovery and redundancy capability. Although we do not have an enterprise resource planning system, after making these upgrades, we believe our information technology systems will be sufficient to meet our anticipated growth for the foreseeable future.

Competition

We compete with companies that focus on the young consumer across a number of markets, including footwear, sporting goods and recreational products. Many of these companies have substantially greater financial, distribution and marketing resources than we have. Product design, performance, styling, comfort, quality, brand awareness, timeliness of product delivery and pricing are all important elements of competition in the markets for our products. We believe that the strength of our HEELYS brand, the intellectual property related to the design of HEELYS-wheeled footwear, the quality of our products and our relationships with retailers and distributors allow us to compete effectively in the markets we serve. In certain international markets where enforcing our intellectual property rights is more difficult than in the United States, we compete against counterfeit, knockoff and infringing products, which typically are offered at lower prices.

Backlog

We typically receive most of our orders three to four months prior to the date the products are shipped to customers. Generally, these orders are not subject to cancellation prior to the date of shipment. At December 31, 2006, our backlog was approximately $53.2 million, compared to approximately $10.7 million at December 31, 2005. At December 31, 2005, our backlog was approximately $10.7 million, compared to approximately $3.6 million at December 31, 2004. For a variety of reasons, including the timing of release dates for our product offerings, shipments, order deadlines and receipt of orders, backlog may not be a reliable measure of future sales and may not be comparable from one period to another.

Item 1A. Risk Factors

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the more detailed description of our business and other cautionary statements and risks described elsewhere, and the other information contained, in this Annual Report on Form 10-K and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline, and you may lose all or part of your investment. Our business, prospects, financial condition or results of operations could be materially and adversely affected by the following:

We depend primarily upon sales from a single product line and the absence of continued demand for our products would have a material adverse effect on our net sales and results of operations.

In 2005 and 2006, we generated approximately 95% and 98% of our net sales, respectively, from our HEELYS-wheeled footwear and we expect to continue to depend upon HEELYS-wheeled footwear for substantially all of our net sales in the foreseeable future. Because we are dependent on a single line of products, factors such as changes in consumer preferences may have a disproportionately greater impact on us than if we offered multiple product categories. If consumer interest in HEELYS-wheeled footwear or wheeled sports activity products in general declines, we would likely experience a significant loss of sales and may be forced to liquidate excess inventories at a discount, which would have a material adverse impact on our business and operations.

If we are unable to enforce our patents, trademarks and other intellectual property rights, competitors may be able to sell products that are substantially similar to our products, which could adversely affect our sales and damage our brand image.

We believe our trademarks, trade names, copyrights, trade secrets, issued and pending patents, trade dress and designs are valuable and integral to our success. The costs associated with obtaining and maintaining our intellectual property rights and protecting our HEELYS brand are significant. Further, we do not know whether our pending or future patent applications will result in the issuance of patents. Even if patents are issued in the future, we cannot predict how the patent claims will be construed and such patents may not provide us with the ability to prevent the development, manufacturing or marketing of infringing products. Enforcement of our patent and other intellectual property rights in the future may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our patents and other intellectual property rights.

In addition, we may not be able to detect infringement of our intellectual property rights quickly or at all, and at times in the past we have not been, and in the future we may not be, successful combating counterfeit, infringing or knockoff products, thereby damaging our competitive position. For example, on many occasions, we have identified knockoff products sold by others that we believe may infringe upon our intellectual property rights. Historically, knockoff products have been sold mainly in international markets, but recently we have identified an increasing number of knockoff products being sold domestically. Knockoff products often are sold under a brand name that is the same as or substantially similar to the HEELYS name. Knockoff and counterfeit products may continue to emerge, as others seek to trade on the goodwill of the HEELYS name and benefit from the consumer demand for our products. We may not be able to detect all knockoff and counterfeit products and may lose our competitive position in a given geographic market before we become aware of any such infringement. For example, our net sales in Asia decreased from $12.1 million in 2003 to $5.4 million in 2004, which we believe was primarily due to the presence of lower-priced counterfeit, knockoff and infringing products in certain Asian markets.

To protect our HEELYS brand, we have already spent significant resources and may be required to spend significantly greater resources in the future to monitor and police our intellectual property rights. If we are unsuccessful in enforcing our intellectual property rights, sales of counterfeit, knockoff or infringing products by others could harm our HEELYS brand and adversely affect our business, financial condition and results of operations. Even if we successfully enforce our intellectual property rights, the presence in the market of counterfeit, knockoff or infringing products of poor quality for even a short time period could have a detrimental impact on our HEELYS brand.

We may not be able to obtain and maintain patent, trademark or other intellectual property rights protection in some foreign countries, which could result in us being unable to prevent others from using our HEELYS mark, which could have a material adverse effect on our business.

We depend upon the laws of the countries where our products are sold to protect our intellectual property. Intellectual property rights may be unavailable or limited in some countries because patent laws and standards of patentability vary internationally. Consequently, in certain foreign jurisdictions, we have elected not to apply for patents or trademark registrations. Further, patent and trademark protection may not be available in every country where our products are sold. While we generally apply for patents and trademarks in most countries where we intend to sell patented products, we may not accurately predict all of the countries where patent or trademark protection will ultimately be desirable. If we fail to timely file a patent or trademark application in any such country, we will likely be precluded from doing so at a later date. Failure to adequately pursue and enforce our patent and trademark rights could damage our HEELYS brand, enable others to compete with us and impair our ability to compete effectively.

In some countries where we have sought patent protection, third parties have challenged the validity, enforceability and scope of our patent rights. For example, the validity of our Japanese patent was challenged in May 2004, resulting in the Japan Patent Office issuing an opinion in February 2006 that our Japanese patent is invalid. We filed a lawsuit with the Intellectual Property High Court in Japan in June 2006, and we filed a Request for Trial for Correction in the Japan Patent Office in September 2006 to attempt to overturn the prior opinion. These actions are still proceeding.  In addition, a third party filed a cancellation application in July 2004 with the Taiwan Intellectual Property Office to cancel our issued patent in Taiwan, and this proceeding is still pending. There can be no assurance that we will prevail in these or similar proceedings. Our HEELYS brand, business, financial condition and results of operations could be adversely affected if we fail to obtain and maintain intellectual property right protection in foreign countries where we derive a large amount of our net sales.

Because we are a consumer products company, if we fail to accurately forecast consumer demand and trends in consumer preferences, our HEELYS brand, net sales, customer relationships and results of operations may be adversely affected.

Demand for our products, and for consumer products in general, is subject to rapidly changing consumer demand and trends in consumer preferences. Therefore, our success depends upon our ability to:

•       identify, anticipate, understand and respond to these trends in a timely manner;

•       expand the number of styles of HEELYS-wheeled footwear we offer to broaden the appeal of our products to a wider range of consumers; and

•       introduce appealing new products and performance features on a timely basis.

We generally must make decisions regarding product designs several months before our products are available for sale, and it can take us up to six months to achieve full production of certain models. Accordingly, at the time we have to make decisions that determine our inventory levels, we cannot be certain that our product offerings will be well received by consumers, in which case we may be forced to liquidate excess inventories at a discount. Conversely, if we underestimate consumer demand for our products, we could have inventory shortages, which would result in lost sales, delays in shipments to retail customers and independent distributors, strains on our relationships with retail customers and independent distributors and diminished brand loyalty. Even if we introduce appealing new styles and products on a timely basis, we may set prices for our products too high to be successful. A decline in demand for our products, or any failure on our part to satisfy increased demand for our products, could adversely affect our net sales and results of operations.

We have significantly increased our sales and the scope of our operations over the past two years. If we fail to manage our growth effectively, we may experience difficulty in filling purchase orders, declines in product quality, increased costs or other operating challenges.

We have:

•       transitioned from purchasing almost all of our footwear products from one independent manufacturer at December 31, 2005 to purchasing from a number of additional manufacturers in the second quarter of 2006;

•       increased the pairs of HEELYS-wheeled footwear sold from 697,000 pairs in 2004, to 1.4 million pairs in 2005 and to 6.2 million pairs in 2006; and

•       increased the number of our full-time employees from 19 at June 30, 2004 to 41 at December 31, 2006.

We anticipate that continued growth of our operations will be required to satisfy increasing consumer demand and to avail ourselves of new market opportunities. The expanding scope of our business and growth in the number of our employees, customers and independent manufacturers have placed and will continue to place a significant strain on our management, information technology systems and other resources. To properly manage our growth, we need to hire additional employees, upgrade our existing financial and reporting systems, improve our business processes and controls and identify and develop relationships with additional independent manufacturers. We may also be required to expand our distribution facilities or add new facilities. Failure to effectively manage our growth could result in difficulty in distributing our products and filling purchase orders, declines in product quality or increased costs, any of which would adversely impact our business and results of operations.

Because we outsource all of our manufacturing to a small number of independent manufacturers, we may face challenges in maintaining a sufficient supply of products to meet demand for our products or experience interruptions in our supply chain. Any shortfall in the supply of our products may decrease our net sales and have an adverse impact on our customer relationships and results of operations.

All of our products are produced by independent manufacturers with which we do not have long-term contracts. As such, any of them could unilaterally terminate its relationship with us or increase the prices it charges us at any time. Until May 2006, one independent manufacturer produced almost all of our HEELYS-wheeled footwear. Commencing in May 2006, when demand for our HEELYS-wheeled footwear products outstripped the capacity of this independent manufacturer, we used additional independent manufacturers to produce HEELYS-wheeled footwear. Although these additional manufacturers have enabled us to increase our monthly production capacity, we may be unable to fill a substantial number of orders placed by our customers on a timely basis. To expedite the delivery of past-due customer orders, we typically ship via air freight for which we pay higher shipping rates. During the second and third quarters of 2006 our inability to deliver customer orders on a timely basis resulted in delayed sales and higher shipping costs which caused us to miss certain internal financial targets. If we cannot procure sufficient quantities of HEELYS-wheeled footwear to meet customer demand in a timely manner, or if the quality of our products declines, customers may cancel orders, refuse shipments, negotiate for reduced purchase prices or ask us to pay extraordinary shipping costs, any of which could have a material adverse effect on our customer relationships and operating results. Additionally, if any of our independent manufacturers fail or refuse to ship any orders for any reason, our business could be adversely affected.

Our operations are dependent upon the strength of our relationships with our retail customers and independent distributors and their success in selling our products, and a small number of retail customers and independent distributors are responsible for a significant percentage of our net sales.

Our success is dependent upon the willingness and ability of our retail customers to market and sell our products to consumers, as well as the success of our independent distributors in developing foreign markets for our products. For the year ended December 31, 2005, Big 5 Sporting Goods, Journeys and The Sports Authority were responsible for approximately 12.3%, 11.3% and 10.6% of our net sales, respectively. For the year ended December 31, 2006, Journeys accounted for approximately 12.7% of our net sales. If any of these or our other significant retail customers or independent distributors were to experience financial difficulties, reduce the quantity of our products it sells or stop selling our products, our financial condition and results of operations could be adversely affected.

We do not have long-term contracts with any of our retail customers or independent distributors, and the loss or material reduction in their business with us could result in reduced sales of our products.

Our retail customers and independent distributors generally purchase products from us on a purchase order basis and do not have long-term contracts with us. Consequently, with little or no notice and without penalty, our retail customers and independent distributors may terminate their relationship with us or materially reduce the level of their purchases of our products. If this were to occur with one or more retail customers or independent distributors who purchase significant quantities of our products, it may be difficult for us to establish substitute relationships in a timely manner, which could have a material adverse effect on our financial condition and results of operations.

We rely on our independent sales representatives for our domestic sales, and if our relationships with a material number of these representatives were terminated, it could result in reduced sales of our products.

We sell substantially all of our products domestically through our network of 19 independent sales representatives. We rely on these independent sales representatives to provide new customer prospects and market our products to our retail customers. Our independent sales representatives do not sell our products exclusively and may terminate their relationships with us at any time with limited notice. Our ability to maintain and increase our domestic sales depends in large part on our success in maintaining relationships with our independent sales representatives on commercially reasonable terms. Any failure to maintain and develop new satisfactory relationships with independent sales representatives, or any failure of our independent sales representatives to effectively market our products, could adversely affect our domestic sales.

Our current information technology systems may be unable to support our growth, and planned improvements may be inadequate or may not be successfully implemented on a timely basis, which would adversely affect our ability to operate effectively.

We expect to upgrade and implement new information technology systems to facilitate our growth, streamline our financial reporting and improve our internal controls. We have identified a number of significant deficiencies related to the security of our information technology systems that may affect the timeliness and accuracy of recording transactions and which could become material weaknesses in future periods if not remedied. The deficiencies include our need to further enhance access privileges and password settings and provide for more frequent monitoring of production critical processes. In addition, we may experience difficulties in transitioning to new or upgraded systems, including the loss of data and diminished productivity as our personnel become familiar with our new systems. As we grow and our business needs change, we could experience difficulties associated with systems transitions. If we experience difficulties in implementing new or upgraded information technology systems or experience system failures, or if we are unable to successfully modify our information technology systems to respond to changes in our business, our ability to operate effectively could be adversely affected.

Our business could suffer if our independent manufacturers violate legal requirements or fail to conform to generally accepted ethical standards.

We expect our independent manufacturers to comply with applicable legal requirements and generally accepted ethical standards for working conditions and other matters. However, we do not control our independent manufacturers or their business practices. If any of our manufacturers were to use forced or indentured labor or child labor, fail to pay compensation in accordance with local law, fail to operate in compliance with local safety regulations or diverge from other applicable legal requirements or business practices generally accepted as ethical, we would take appropriate action, which could result in an interruption in our product supply. In addition, we could suffer negative publicity and damage to our reputation and the value of our HEELYS brand, which would adversely affect our business and results of operations.

If our independent manufacturers are unable to obtain raw materials, our costs could increase or the delivery of our products could be delayed, which could adversely affect our net sales and results of operations.

The production capacity of our independent manufacturers is dependent, in part, upon the availability of raw materials. Our manufacturers may experience shortages of raw materials, which could result in increased costs to us or delays in deliveries of our products from our manufacturers. As a result, we could experience cancellation of orders, refusal to accept deliveries or a reduction in our sales prices and profit margins, any of which could harm our net sales and results of operations.

Because our products are manufactured in Asia and a portion of our sales activities occur outside of the United States, we are subject to international business, political, operational, financial and economic risks that could adversely affect our net sales and results of operations.

Conducting business internationally entails numerous risks which could interrupt or otherwise adversely affect our business, including:

•       increased transportation costs;

•       delays and other logistical problems relating to the transportation of goods shipped by ocean freight;

•       work stoppages, strikes, lockouts or increased security concerns at seaports;

•       tariffs, import and export controls and other barriers, such as quotas and local content rules;

•       restrictions on the transfer of funds;

•       changing economic conditions;

•       changes in governmental policies and regulations;

•       limitations on the level of intellectual property protections;

•       poor or unstable infrastructure of certain foreign countries;

•       trade sanctions, political unrest, terrorism, war, epidemics and pandemics;

•       expropriation and nationalization; and

•       difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions.

These factors and the failure to effectively respond to them could result in, among other things, poor quality in our products, product shortages, delivery delays, decreased net sales and increased costs.

We are subject to foreign exchange risk, and if the U.S. dollar significantly weakens compared to the currency in the markets where our products are produced, our manufacturers could increase the prices they charge us for our products, which could reduce our profitability.

We pay for our products and we pay commissions to our independent sourcing agent in U.S. dollars, and our independent distributors pay us in U.S. dollars. International sales accounted for approximately 35.1% of our net sales in 2004, 16.8% of our net sales in 2005 and 14.3% of our net sales in 2006. We do not engage in any foreign currency hedging transactions. If the U.S. dollar strengthens compared to the currency in the foreign markets where our products are sold, our products will be more expensive in those markets making them less attractive to consumers. If the U.S. dollar significantly weakens compared to the currency in the foreign markets where our products are produced, our manufacturers could increase the prices they charge us for our products, which could reduce our profitability. There can be no assurance that we can effectively mitigate our foreign exchange risk.

HEELYS-wheeled footwear could become subject to import duties in the United States, and if we cannot increase our prices to compensate for such duties, it could reduce our profitability.

HEELYS-wheeled footwear is currently classified by U.S. Customs and Border Protection as a skate, and as such we do not pay import duties to the United States. This customs classification can be changed at any time and, although we would vigorously oppose any proposed change, there can be no assurance that we would prevail. If the classification for HEELYS-wheeled footwear changed and HEELYS-wheeled footwear became subject to an import duty, it might be difficult to increase our prices to compensate for any such duty, which could reduce our profitability.

Third parties may claim that we are infringing their intellectual property rights, and such claims may be costly to defend, may require us to pay licensing fees, damages or other amounts and may prevent or limit the manufacture, marketing or sale of our products.

Third parties may successfully claim that we are infringing their intellectual property rights. While we do not believe that any of our products infringe valid intellectual property rights of third parties, we may be unaware of the intellectual property rights of others that may cover some of our technology or products. For example, because many patent applications in the United States are not publicly disclosed immediately after they are filed, we could adopt technology without knowledge of a pending patent application, which technology would infringe a third-party patent once that patent is issued.

Our competitors in both the United States and foreign countries may have applied for or obtained, or may in the future apply for or obtain, patents that will prevent, limit or otherwise interfere with our ability to make, market or sell our products. Although we may conduct our own independent review of patents issued to certain third parties, we cannot assure you that we will be aware of all pre-existing technology that may subject us to patent litigation. If we are forced to defend against infringement claims, whether or not such claims are resolved in our favor, we could encounter expensive and time-consuming litigation which could divert the attention of our management and other key personnel from our business operations. Furthermore, if we are found to be infringing intellectual property rights of others, we could be required to pay licensing fees or damages. In addition, if we are not able to obtain license agreements on terms acceptable to us, or at all, we may be prevented from manufacturing, marketing or selling our products. As a result, our net sales could be significantly reduced and our cost of sales could be significantly increased, either of which could have an adverse effect on our business.

We are dependent on our management team and other personnel, and the failure to attract and retain such individuals could adversely affect our operations.

Our future success will depend in large part on our ability to retain Michael G. Staffaroni, Michael W. Hessong, Charles D. Beery and Patrick F. Hamner and to attract and retain other qualified managerial personnel. Our management and other employees can terminate their employment with us at any time, and we do not maintain key person life insurance. Our inability to attract or retain qualified employees, or the loss of any key employee, could harm our business and results of operations. We recently hired a Vice President—Marketing, a Vice President—Design and Development and a Vice President—Sourcing. Our failure to successfully integrate any of these individuals into our management team could adversely affect our business and results of operations.

We are subject to product liability, warranty and recall claims and our insurance coverage may not cover such claims, which could cause us to incur substantial costs and adversely affect our business.

Due to the inherent risk of injury related to the use of our products, our business exposes us to claims for product liability and warranty claims if our products actually or allegedly fail to perform as expected, or the use of our products results or is alleged to result in personal injury, disability or death. There can be no assurance that we will be able to successfully defend or settle the product liability claims and lawsuits to which we are and in the future may be subject.

We attach warning labels to our products and packaging relating to safe usage and the risk of injury. However, if a product liability claim is brought against us, the content of the warnings, the placement of them or both may be considered inadequate by courts, exposing us to liability. We cannot be certain that our safety warning labels are adequate. Product liability claims could result in us having to expend significant time and expense to defend these claims and to pay, if necessary, settlement amounts or damages, which could adversely affect our financial condition. In addition, claims that use of our products resulted in an injury, disability or death could cause our HEELYS brand image and operating performance to suffer by damaging our reputation and prospects and by diverting the time and attention of our management, even if we are not at fault.

There can be no assurance that our product liability insurance coverage will be adequate, that our insurers will be financially viable when payment of a claim is required or that we will be able to obtain such insurance in the future on acceptable terms, if at all.

If any of our products are or are alleged to be defective, we may be required to recall that product. Any product recall could cause us to incur substantial cost, and irreparably harm our relationships with our customers, which could adversely affect our business.

Additional bans on the use of our HEELYS-wheeled footwear due to public safety and liability concerns could adversely affect our net sales and results of operations.

Various places of business and other institutions, such as shopping malls and schools, have imposed bans on the use of our HEELYS-wheeled footwear due to public safety and liability concerns. If the number of businesses and other institutions instituting such bans increases in the future, consumers could find our HEELYS-wheeled footwear less appealing, which could adversely affect our net sales and result of operations.

Expanding our distribution to mass merchants could have a material adverse effect on our gross margin, brand image and results of operations.

We sell our products to sporting goods retailers, specialty apparel and footwear retailers and select department stores in an effort to maintain a high-quality image for our HEELYS brand and premium price points for our products. Although we do not currently anticipate distributing to mass merchants, if we choose to do so in the future it could have a material adverse effect on our gross margin and could negatively affect our HEELYS brand image and our reputation with consumers, which could adversely affect our results of operations and financial condition.

Our operating results are subject to seasonal and quarterly variations in our net sales and net income, which could adversely affect the price of our common stock.

We have experienced, and expect to continue to experience, substantial seasonal and quarterly variations in our net sales and net income. These variations are primarily related to increased sales of our products during the holiday selling season. Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among other things, the timing of holidays and advertising initiatives and changes in our product mix. In addition, variations in weather conditions may significantly affect our results of operations.

As a result of these seasonal and quarterly fluctuations, we believe that comparisons of our operating results between different quarters within a single year are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of our future performance. Any seasonal or quarterly fluctuations that we report in the future may differ from the expectations of market analysts and investors. This could cause the price of our common stock to fluctuate significantly.

As a relatively young consumer products company, we may not be able to compete effectively, which could have a negative impact on our sales and our business.

We compete with companies that sell to young consumers in several different product markets, including footwear, sporting goods and recreational products. These markets are intensely competitive and we expect competition to increase in the future. A number of our competitors have significantly greater financial, marketing, distribution and manufacturing resources than we do, as well as greater brand awareness in the markets in which they operate. We also compete with counterfeit, knockoff and infringing products, which are often sold at lower prices. If we fail to remain competitive with respect to the quality, design, price and timely delivery of products, our business, financial condition and results of operations could be materially adversely affected.

We may have difficulty identifying and successfully integrating acquisitions into our business and any acquisitions we make could result in adverse consequences.

We may make acquisitions of complementary companies and products. The pursuit of acquisitions may divert the attention of management and cause us to incur significant expenses identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

We have limited experience acquiring other businesses and may not be able to successfully integrate any acquired operations with our business or effectively manage the combined business following an acquisition. We also may not achieve the anticipated benefits of an acquisition due to any of the following factors:

•       unanticipated costs associated with making the acquisition and operating the acquired business;

•       harm to our business relationships with independent manufacturers, retail customers and independent distributors;

•       loss of key employees of the acquired business; or

•       difficulties associated with entering product categories or markets in which we have little or no prior experience.

If we experience any of the difficulties noted above, our business and financial condition could be adversely affected.

The trading price of our common stock may fluctuate significantly.

Volatility in the trading price of our common stock may prevent you from being able to sell your shares of our common stock at prices equal to or greater than your purchase price. The trading price of our common stock could fluctuate significantly for various reasons, including:

•       our operating and financial performance and prospects;

•       our quarterly or annual earnings or those of other companies in our industry;

•       the public’s reaction to our press releases, other public announcements and filings with the SEC;

•       changes in earnings estimates or recommendations by research analysts who track our common stock or the stock of other companies in our industry;

•       strategic actions by us or our competitors;

•       new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•       changes in accounting standards, policies, guidance, interpretations or principles;

•       changes in general economic conditions in the United States and global economies or financial markets, including such changes resulting from war or incidents of terrorism; and

•       sales of our common stock by us or members of our management team.

In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the trading price of securities issued by many companies, including companies in our industry. The changes frequently occur irrespective of the operating performance of the affected companies. Hence, the trading price of our common stock could fluctuate based upon factors that have little or nothing to do with our business.

Existing stockholders significantly influence our corporate governance.

As of December 31, 2006 our executive officers, key employees, directors and their affiliates beneficially owned, in the aggregate, approximately 71% of our outstanding common stock. In addition, Capital Southwest Venture Corporation, or “CSVC,” which owns approximately 34.5% of our common stock, has the contractual right to designate (i) two nominees for director to be included in management’s slate of director nominees, so long as it owns at least 15% of the outstanding shares of our common stock, and (ii) one such nominee so long as it owns at least 10%, but less than 15%, of the outstanding shares of our common stock. As a result, through its designees, CSVC may significantly influence our corporate governance.

Our Certificate of Incorporation and By-Laws and Delaware law contain provisions that could discourage a third party from acquiring us and consequently decrease the value of an investment in our common stock.

Our Certificate of Incorporation and By-Laws and Delaware corporate law contain provisions that could delay or prevent a change in control of our company or changes in our management. Among other things, these provisions:

•       authorize our board of directors, without prior stockholder approval, to issue preferred stock with rights, privileges and preferences, including voting rights, senior to those of our common stock;

•       prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•       establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting; and

•       impose restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

These provisions could discourage proxy contests, make it more difficult for our stockholders to elect directors and take other corporate actions and may discourage, delay or prevent a change in control or changes in our management that a stockholder might consider favorable. Any delay or prevention of a change in control or change in management that stockholders might otherwise consider to be favorable could deprive you of the opportunity to sell your common stock at a price in excess of the prevailing trading price and cause the trading price of our common stock to decline.

As a public company, we will be required to meet periodic reporting requirements under SEC rules and regulations. Complying with federal securities laws as a public company is expensive and we will incur significant time and expense enhancing, documenting, testing and certifying our internal control over financial reporting. Any deficiencies in our financial reporting or internal controls could adversely affect our business and the trading price of our common stock.

SEC rules require that, as a publicly traded company, we file periodic reports containing our financial statements within a specified time following the completion of quarterly and annual periods. Prior to the completion of our initial public offering in December 2006, we were not required to comply with SEC requirements to have our financial statements completed and reviewed or audited within a specified time and, as such, we may experience difficulty in meeting the SEC’s reporting requirements. Any failure by us to file our periodic reports with the SEC in a timely manner could harm our reputation and reduce the trading price of our common stock.

As a public company we will incur significant legal, accounting, insurance and other expenses. The Sarbanes-Oxley Act of 2002, as well as compliance with other SEC and Nasdaq rules, will increase our legal and financial compliance costs and make some activities more time-consuming and costly. Furthermore, SEC rules require that our chief executive officer and chief financial officer periodically certify the existence and effectiveness of our internal control over financial reporting. Our independent registered public accounting firm will be required, beginning with our Annual Report on Form 10-K for our fiscal year ending on December 31, 2007, to attest to our assessment of our internal control over financial reporting. This process generally requires significant documentation of policies, procedures and systems, review of that documentation by our internal accounting staff and our outside auditors and testing of our internal control over financial reporting by our internal accounting staff and our outside independent registered public accounting firm. Documentation and testing of our internal controls, which we have not undertaken in the past, will involve considerable time and expense, may strain our internal resources and have an adverse impact on our operating costs.

During the course of our testing, we may identify deficiencies which would have to be remediated to satisfy the SEC rules for certification of our internal control over financial reporting. As a consequence, we may have to disclose in periodic reports we file with the SEC significant deficiencies or material weaknesses in our system of internal controls. The existence of a material weakness would preclude management from concluding that our internal control over financial reporting is effective, and would preclude our independent auditors from issuing an unqualified opinion that our internal control over financial reporting is effective. In addition, disclosures of this type in our SEC reports could cause investors to lose confidence in our financial reporting and may negatively affect the trading price of our common stock. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our disclosure controls and procedures or internal control over financial reporting it may negatively impact our business, results of operations and reputation.

Item 1B.                  Unresolved Staff Comments

None.

Item 2.                          Properties

We lease our corporate headquarters, an approximately 48,400 square-foot facility located in Carrollton, Texas, consisting of approximately 34,500 square feet of warehouse space and approximately 13,900 square feet of office space. Our lease expires in August 2015, but we have two five-year extension options. We believe that our existing facility is adequate to meet our current requirements.

Item 3.                          Legal Proceedings

Due to the nature of our products, from time to time we have to defend against personal injury and product liability claims arising out of personal injuries that allegedly are suffered using our products. To date, none of these claims has had a material adverse effect on us. We are also engaged in various claims and legal proceedings relating to intellectual property matters, especially in connection with enforcing our intellectual property rights against the various third parties importing and selling knockoff products domestically and internationally. Often, such legal proceedings result in counterclaims against us that we must defend. We believe that none of our pending legal matters will have a material adverse effect upon our liquidity, financial condition or results of operations.

Item 4.                          Submission of Matters to a Vote of Security Holders

Annual Meeting of Shareholders

No matters were submitted by the Company’s shareholders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.                          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.001, has been listed on The Nasdaq Global Market under the stock symbol “HLYS” since December 8, 2006. Prior to that time there was no public market for our stock. The initial public offering price of our common stock on December 8, 2006 was $21.00 per share. As of March 11, 2007, there were 28 holders of record of our common stock. The following table sets forth the range of high and low market prices for the common stock for the period beginning on December 8, 2006 through December 29, 2006, as reported by The Nasdaq Global Market.

2006	High	Low
Fourth Quarter (since December 8, 2006)	$38.75	$30.00

Dividends

In the past we have not paid any dividends, nor do we anticipate paying any dividends in the foreseeable future. Instead, we anticipate that all of our earnings, if any, in the foreseeable future will be used for working capital and to finance the growth and development of our business. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our outstanding indebtedness, earnings, capital requirements, financial condition and future prospects, applicable Delaware law, which provides that dividends are only payable out of surplus or net profit for the then current and immediately preceding fiscal years, and other factors that our board of directors may deem relevant. Our revolving credit facility prohibits us from paying dividends or making other distributions to our stockholders, and future agreements governing our borrowings, and the terms of any preferred stock we may issue in the future, will also likely contain restrictive covenants prohibiting us from paying dividends.

Initial Public Offering of Our Common Stock and Use of Proceeds

On December 7, 2006, a registration statement (File No. 333-137046) relating to our initial public offering of our common stock was declared effective by the SEC. In this offering we sold a total of 3,125,000 shares of our common stock and selling stockholders sold 4,263,750 shares of our common stock, which included 963,750 shares resulting from the exercise of the underwriters’ over-allotment option. All common stock registered under the registration statement were sold at a price to the public of $21.00 per share. We did not receive any proceeds from the selling stockholders’ sale of their shares. The offering closed on December 13, 2006. Bear, Stearns & Co., Inc., Wachovia Capital Markets, LLC, J.P. Morgan Securities Inc. and CIBC World Markets Corp. acted as managing underwriters.

The gross proceeds from the shares of common stock sold by us were $65.6 million. The net proceeds to us from the offering were approximately $58.8 million, after deducting an aggregate of $4.6 million in underwriting discounts and commissions and $2.2 million in other expenses incurred in connection with the offering. We used $8.5 million of these proceeds to repay amounts outstanding under our revolving credit facility and $8.5 million for working capital purposes. We intend to use the remaining proceeds to fund infrastructure improvements, including expanding and upgrading our information technology systems; hire new employees; for marketing and advertising programs; product development; working capital needs; and other general corporate purposes.

Unregistered Sales of Equity Securities

During the period covered by this Annual Report on Form 10-K, we did not sell or issue any unregistered equity securities.

Repurchases

None.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has reserved 2,272,725 shares of common stock subject to its 2006 Stock Incentive Plan, or the “2006 Plan,” and had 45,225 shares remaining available at December 31, 2006 that may be granted to employees, consultants and nonemployee directors of the Company. The 2006 Plan is administered by the compensation committee of the Company’s board of directors, which selects the persons to whom options will be granted, determines the number of shares to be subject to each grant, and prescribes the other terms and conditions of each grant, including the type of consideration to be paid to the Company upon exercise and the vesting schedule. If a change of control of the Company, as defined by the 2006 Plan, occurs, the vesting of the options will accelerate and become fully vested and exercisable.

Our board of directors and stockholders approved our 2006 Plan and we do not have any other equity based plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,214,427	$5.79	45,225
Equity compensation plans not approved by security holders	—	$—	—
Total	2,214,427	$5.79	45,225

The table above sets forth information regarding our 2006 Plan as of December 31, 2006.

Performance Graph

The graph below compares the cumulative total stockholder return on our common stock for the period from December 8, 2006, the date of our initial public offering, through December 31, 2006 with the cumulative total return on the NASDAQ 100 and the Dow Jones Footwear Index.  Each comparison assumes the investment of $100 on December 8, 2006 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends.

Item 6.                          Selected Financial Data

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2004, 2005 and 2006, and the consolidated balance sheet data at December 31, 2005 and 2006 are derived from our consolidated financial statements which have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and are included elsewhere in this Report. The consolidated statements of operations data for the years ended December 31, 2002 and 2003, and the consolidated balance sheet data at December 31, 2002, 2003 and 2004 are derived from our consolidated financial statements not included herein.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$25,820	$22,215	$21,310	$43,950	$188,208
Cost of sales	17,741	15,583	14,529	28,951	122,565
Gross profit	8,079	6,632	6,781	14,999	65,643
Selling, general and administrative expenses
Sales and marketing	3,048	2,739	3,191	5,247	13,695
General and administrative	3,035	2,184	2,368	2,987	6,397
Total selling, general and administrative expenses	6,083	4,923	5,559	8,234	20,092
Income from operations	1,996	1,709	1,222	6,765	45,551
Other (income) expense	43	33	1	131	589
Income before income taxes	1,953	1,676	1,221	6,634	44,962
Income taxes	667	575	418	2,287	15,788
Net income	$1,286	$1,101	$803	$4,347	$29,174
Earnings per share:
Basic	$0.09	$0.08	$0.06	$0.31	$1.50
Diluted	$0.05	$0.04	$0.03	$0.17	$1.16
Weighted average shares outstanding:
Basic	13,989	13,989	13,989	13,989	19,479
Diluted	25,353	25,353	25,353	25,353	25,114
Other Data:
Net sales, domestic	$13,058	$9,458	$13,835	$36,573	$161,347
Net sales, international	12,762	12,757	7,475	7,377	26,861
Depreciation and amortization	304	548	454	396	402

	At December 31,
	2002	2003		2004	2005	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$54	$1,200	(1)	$1,628	$738	$54,184
Working capital	4,015	3,355		4,281	8,101	92,528
Total assets	7,881	5,549		6,321	11,990	106,338
Total long-term liabilities(2)(3)	2,526	598		500	—	—
Total stockholders’ equity	2,677	3,778		4,581	8,928	93,770

(1)          Includes $1.1 million of cash on deposit held under a previously outstanding revolving line of credit.

(2)          Includes current portion of long-term debt.

(3)          Includes $500,000 Series A Redeemable Preferred Stock at December 31, 2002, 2003 and 2004.

Note: The numbers in the tables above, except per share data, have been rounded to thousands. All calculations related to the period-to-period comparisons in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are derived from the tables above, are rounded to millions and could differ immaterially if such calculations were computed without rounding.

Item 7.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward looking statements due to known or unknown risks, uncertainties and other factors, including those discussed in “Risk Factors” included elsewhere in this  Annual Report on Form 10-K. Those risk factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. We do not have any intention or obligation to update forward-looking statements included in this Annual Report on Form 10-K after the date of this Annual Report on Form 10-K, except as required by law.

Overview

We are a designer, marketer and distributor of innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. Our primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS-wheeled footwear allows the user to seamlessly transition from walking or running to skating by shifting weight to the heel. Users can transform HEELYS-wheeled footwear into street footwear by removing the wheel. In 2006, approximately 98% of our net sales was derived from the sale of our HEELYS-wheeled footwear. We also sell branded accessories such as replacement wheels, helmets and other protective gear, and a limited variety of apparel items.

We introduced HEELYS-wheeled footwear in 2000, and for several years our domestic sales were concentrated with one large, national specialty retailer. Although we initially focused on driving our domestic sales growth, we also established relationships with an independent distributor in each of Japan, South Korea and Southeast Asia. As a result, the sources of our net sales were largely concentrated and we were susceptible to customer-specific and region-specific factors, including competition from counterfeit, knockoff and infringing products in international markets. This concentration caused variability in our results of operations. Since that time, we have diversified our retail customer base in the United States and expanded our international distribution channels to mitigate this concentration.

Since 2003, our domestic net sales have increased rapidly. We believe that this increase has resulted primarily from the growing acceptance of HEELYS-wheeled footwear by consumers, increasing recognition of our HEELYS brand name and expanding distribution of HEELYS-wheeled footwear to existing and new retail customers. We believe that our grass-roots marketing programs, quality products and relationships with our retail customers have contributed to this growing demand. Continued growth of our net sales will depend on consumer demand for HEELYS-wheeled footwear and our ability to satisfy this demand. A number of factors may impact consumer demand for our products, including:

•       the effectiveness of our marketing strategies;

•       our ability to effectively distribute our products;

•       our ability to design products that appeal to our target consumers;

•       our ability to protect our intellectual property rights;

•       general economic conditions, particularly changes in consumer discretionary spending patterns; and

•       changes in the popularity of and participation rates in wheeled sports activities.

We intend to continue to diversify our product offering with new HEELYS-wheeled footwear models, product categories and accessories in order to benefit from the increasing recognition of our HEELYS brand and the growing market for action sports-inspired products. Designing, marketing and distributing new products will require us to devote additional resources to product development, marketing and operations. These additional resources may include hiring new employees to support our growth in these areas and increasing amounts allocated to product advertising and promotion. Each of these additional resource commitments will increase our selling, general and administrative expenses. Because the selling price and unit cost of new products may differ from those of our existing products, sales of these new products may also impact our gross margin. In addition, we may seek to selectively acquire products and companies that offer products that are complementary to ours.

General

Net Sales

Net sales represent primarily sales of HEELYS-wheeled footwear, less an estimated reserve for sales returns, allowances and discounts. A small portion of our net sales are derived from the sale of accessories such as replacement wheels, helmets and other protective gear, and a limited variety of apparel items. Amounts billed to domestic customers for shipping and handling are included in net sales.

We sell our products through distribution channels that merchandise our products in a manner that we believe enhances and protects our HEELYS brand image. Domestically, our products can be found in full-line sporting goods retailers, specialty apparel and footwear retailers and select department stores and online retailers. As of December 31, 2006, our customer base of retail customers in the United States included more than 800 accounts that operated more than 7,400 stores. Based on communications with these customers, we believe that as of December 31, 2006, our HEELYS-wheeled footwear was offered for sale in more than 5,000 of these stores. In 2006, 85.7% of our net sales were derived from domestic retail customers. Internationally, our products are sold to 29 independent distributors with exclusive rights to specified territories. Our three largest international territories in 2006, by net sales, were the United Kingdom, Canada and Ireland. Sales to our independent distributors are denominated in U.S. dollars.

Cost of Sales and Gross Profit

Cost of sales consists primarily of the cost to purchase finished products from our independent manufacturers. Cost of sales also includes commissions paid to our independent sourcing agent, inbound and outbound freight, warehousing expenses, tooling depreciation, royalty expenses related to licensed intellectual property and an inventory reserve for shrinkage and write-downs.

We source all of our products and accessories from manufacturers located in China, Indonesia and South Korea. Our product costs are largely driven by the prices we negotiate with our independent manufacturers. Each season, we negotiate a unit price for each model of HEELYS-wheeled footwear. Factors that influence these prices include raw materials and labor costs and foreign exchange rates. We pay our independent sourcing agent a commission equal to a specified percentage of our per unit cost, with the percentage decreasing when our annual purchases exceed a predetermined unit volume threshold. We believe that our sourcing model allows us to minimize our capital investment, retain the production flexibility, cost-effectiveness and scalability inherent in the use of independent manufacturers and focus our resources on developing new products and enhancing our HEELYS brand image.

We have generally avoided selling our products at close-out prices due to strong demand. Should demand for our products slow, we may discount our products to reduce our inventory, which may cause our gross profit as a percentage of net sales, or gross margin, to decline. Our gross margin is affected by our sourcing and distribution costs, our product mix and our ability to avoid excess inventory by accurately forecasting demand for our products. The unit prices that we charge our domestic retail customers are generally higher than what we charge our independent distributors for similar products, because our independent distributors are responsible for distribution and marketing costs relating to our products. The gross margin for products sold to our domestic retail customers and independent distributors are similar, however, due to higher shipping costs and standard customer discounts and allowances related to domestic sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of wages and related payroll and employee benefit costs, sales and marketing expenses, advertising costs, travel and insurance expenses, product development costs, costs to enforce our intellectual property rights, depreciation, amortization, professional fees and facility expenses. Our selling, general and administrative expenses have increased annually as we have increased our marketing expenses and expanded our infrastructure to support our sales growth. In addition, our product liability insurance premiums have increased as our net sales have increased. We expect that our selling, general and administrative expenses will continue to increase in future periods as we continue to hire additional personnel, develop our infrastructure, increase our brand recognition through marketing, secure and enforce our intellectual property rights and incur additional expenses associated with operating as a public company, including compliance with the Sarbanes-Oxley Act of 2002.

As a result of adopting Financial Accounting Standards Board, or FASB, No. 123(R), Share-Based Payment (Revised 2004), on January 1, 2006, we incurred approximately $375,000, net of tax, in non-cash stock-based compensation expense during 2006. The amount of compensation expense recognized will depend upon numerous factors and estimates, including the number and vesting period of option grants, the publicly traded price of our common stock, the estimated volatility of our common stock price, estimates of the timing and volume of exercises and forfeitures of the options and fluctuations in future interest and income tax rates.

Income Taxes

We operate through Heeling Sports Limited, a Texas limited partnership, and, accordingly, have not incurred significant amounts of Texas franchise taxes. Texas recently passed legislation amending its franchise tax law. As a result, effective January 1, 2007, we expect our effective tax rate to increase by up to 0.5%.

Results of Operations

	Year Ended December 31,
	2004	2005	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	68.2	65.9	65.1
Gross profit	31.8	34.1	34.9
Selling, general and administrative expenses
Sales and marketing	15.0	11.9	7.3
General and administrative	11.1	6.8	3.4
Total selling, general and administrative expenses	26.1	18.7	10.7
Income from operations	5.7	15.4	24.2
Other expense (income)	—	0.3	0.3
Income before income taxes	5.7	15.1	23.9
Income taxes	2.0	5.2	8.4
Net income	3.8%	9.9%	15.5%

Comparison of the Years Ended December 31, 2006 and December 31, 2005

Net sales.   Net sales increased $144.3 million, or 328.2%, to $188.2 million in 2006 from $44.0 million in 2005. This increase was primarily the result of higher unit sales of our HEELYS-wheeled footwear, which increased by 4.8 million pairs, or 338.1%, to 6.2 million pairs in 2006 from 1.4 million pairs in 2005. In 2006, 85.7% of our net sales were derived from domestic retail customers, compared to 83.2% in 2005. Domestically, our net sales increased $124.8 million, or 341.2%, to $161.3 million in 2006 from $36.6 million in 2005. This increase was primarily the result of higher unit sales of our HEELYS-wheeled footwear to existing and new retail customers, which increased by 4.1 million pairs, or 353.7%, to 5.2 million pairs in 2006 from 1.1 million pairs in 2005. Internationally, our net sales increased $19.5 million, or 264.1%, to $26.9 million in 2006, compared to $7.4 million in 2005. This increase was primarily the result of increased sales to distributors in the United Kingdom, Canada and Ireland, partially offset by decreased sales to distributors in Japan and Spain/Portugal.

Gross profit.   Gross profit increased $50.6 million to $65.6 million in 2006 from $15.0 million in 2005. Our gross margin was 34.9% in 2006 compared to 34.1% in 2005. The increase in gross margin was attributed to a decrease in our product costs of 0.8% of net sales due to product mix and reduced sourcing commissions; reduced costs of 0.4% of net sales related to efficiencies in operating our distribution center and reduced royalty expense of 0.2% of net sales related to fewer royalty-based sales. These cost reductions were partially offset by increased freight costs of 0.7% of net sales, including extraordinary air freight costs incurred to offset startup production delays at several new factories.

Sales and marketing expense.   Sales and marketing expense increased $8.4 million to $13.7 million in 2006 from $5.2 million in 2005. This increase was primarily the result of a $6.4 million increase in sales commissions related to our increased domestic net sales, together with a $696,000 increase in television advertising, a $561,000 increase in co-op advertising, and $127,000 in stock-based compensation. Although the dollar amount of sales and marketing expense in 2006 increased from the prior period, as a percentage of net sales, sales and marketing expense decreased to 7.3% in 2006 from 11.9% in 2005.

General and administrative expense.   General and administrative expense increased $3.4 million to $6.4 million in 2006 from $3.0 million in 2005. This increase was primarily the result of a $1.2 million increase in our product liability insurance premiums which are based on sales volumes, $602,000 in payroll and related costs due to an increase in the number of employees, $441,000 in stock-based compensation expense and a $328,000 increase in our provision for doubtful accounts due to increased sales volume. Although the dollar amount of general and administrative expense in 2006 increased from the prior period, as a percentage of net sales, general and administrative expense decreased to 3.4% in 2006 from 6.8% in 2005.

Operating income.   As a result of the above factors, operating income increased $38.8 million to $45.6 million in 2006 from $6.8 in 2005. As a percentage of net sales, operating income increased to 24.2% in 2006 from 15.4% in 2005.

Income taxes.   Income taxes were $15.8 million in 2006, representing an effective income tax rate of 35.1%, compared to $2.3 million in 2005, representing an effective income tax rate of 34.5%.

Net income.   As a result of the above factors, net income was $29.2 million in 2006 compared to $4.3 million in 2005. As a percentage of net sales, net income increased to 15.5% in 2006 from 9.9% in 2005.

Comparison of the Years Ended December 31, 2005 and 2004

Net sales.   Net sales increased $22.6 million, or 106.2%, to $44.0 million in 2005 from $21.3 million in 2004. This increase was primarily the result of higher unit sales of our HEELYS-wheeled footwear, which increased by 714,000 pairs, or 102.4%, to 1.4 million pairs in 2005 from 697,000 pairs in 2004. In 2005, 83.2% of our net sales were derived from domestic retail customers compared to 64.9% in 2004. Domestically, our net sales increased $22.7 million, or 164.4%, to $36.6 million in 2005 from $13.8 million in 2004. This increase was primarily the result of higher unit sales of our HEELYS-wheeled footwear to existing and new retail customers, which increased by 722,000 pairs, or 170.7%, to 1.1 million pairs in 2005 from 423,000 pairs in 2004. Internationally, our net sales decreased $98,000, or 1.3%, to $7.4 million in 2005 compared to $7.5 million in 2004. This decrease was primarily the result of lower sales in Japan that we believe occurred primarily due to competing counterfeit and knockoff products, partially offset by increased sales to independent distributors in Canada, the United Kingdom, Ireland and Spain/Portugal.

Gross profit.   Gross profit increased $8.2 million to $15.0 million in 2005 from $6.8 million in 2004. Our gross margin improved to 34.1% in 2005 from 31.8% in 2004. The increase in gross margin was primarily due to decreases in our product costs of 1.0% of net sales due to product mix and cost reductions, reduced inventory reserve costs of 0.8% of net sales based on actual experience, reduced costs of 0.3% of net sales related to efficiencies in operating our distribution center and reduced royalty expense of 0.3% of net sales related to fewer royalty-based sales, all of which were partially offset by increased freight costs of 0.1% of net sales.

Sales and marketing expense.   Sales and marketing expense increased $2.1 million to $5.2 million in 2005 from $3.2 million in 2004. This increase was primarily the result of a $1.3 million increase in sales commissions related to our increased domestic net sales, together with a $415,000 increase in advertising expense. Although the dollar amount of sales and marketing expense in 2005 increased from the prior period, as a percentage of net sales, sales and marketing expense decreased to 11.9% in 2005 from 15.0% in 2004.

General and administrative expense.   General and administrative expense increased $619,000 to $3.0 million in 2005 from $2.4 million in 2004. This increase was primarily the result of $304,000 in increased compensation expense due to an increase in the number of our employees and amount of bonus payments, and a $110,000 increase in our bad debt expense as we increased our provision for doubtful accounts due to increased sales volume. Although the dollar amount of general and administrative expense in 2005 increased from the prior period, as a percentage of net sales, general and administrative expense decreased to 6.8% in 2005 from 11.1% in 2004.

Operating income.   As a result of the above factors, operating income increased $5.5 million to $6.8 million in 2005 from $1.2 million in 2004. As a percentage of net sales, operating income increased to 15.4% in 2005 from 5.7% in 2004.

Income taxes.   Income taxes were $2.3 million in 2005, representing an effective income tax rate of 34.5%, compared to $418,000 in 2004, representing an effective income tax rate of 34.2%.

Net income.   As a result of the above factors, net income was $4.3 million in 2005 compared to $803,000 in 2004. As a percentage of net sales, net income increased to 9.9% in 2005 from 3.8% in 2004.

Liquidity and Capital Resources (in thousands)

Our primary cash need is for working capital, which we generally finance with cash flow from operating activities and borrowings under our revolving credit facility. In December 2006, we completed an initial public offering of our common stock. The net proceeds to us were approximately $58.8 million, after deducting an aggregate of $4.6 million in underwriting discounts and commissions and $2.2 million in other expenses incurred in connection with the offering. We used $8.5 million of these proceeds to repay amounts outstanding under our revolving credit facility and $8.5 million for working capital purposes. We intend to use the remaining proceeds to fund infrastructure improvements, including expanding and upgrading our information technology systems; hire new employees; for marketing and advertising programs; product development; working capital needs; and other general corporate purposes. These sources of liquidity may be impacted by fluctuations in demand for our products, investments in our infrastructure and expenditures on marketing and advertising.

The table below sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
Cash and cash equivalents at beginning of period	$61	$1,628	$738
Cash provided by (used in) operating activities	711	21	(2,180)
Cash provided by (used in) investing activities	863	(416)	(505)
Cash (used in) provided by financing activities	(7)	(495)	56,131
Cash and cash equivalents at end of period	$1,628	$738	$54,184

Cash flow from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation and amortization, deferred income taxes, stock-based compensation expense and gains or losses on sales of assets and the effect of changes in operating assets and liabilities, principally including accounts receivable, inventory, accounts payable and accrued expenses.

In 2006, cash used in operating activities was $2.2 million compared to cash provided by operating activities of $21,000 in 2005. Cash used in operating activities in 2006 consisted primarily of an increase in net working capital of $31.7 million partially offset by net income of $29.2 million and non-cash items of $384,000. The increase in net working capital was primarily the result of an increase of $35.0 million in accounts receivable due to increased net sales, an increase in inventory of $4.6 million primarily due to the timing of receipt of our initial inventory for our spring product line and an increase in inventory in transit, an increase in prepaid expenses of $644,000 due to higher liability insurance premiums resulting from increased net sales, partially offset by an increase in accounts payable of $1.1 million, accrued expenses of $4.9 million and income taxes payable of $2.5 million, net of excess tax benefit on stock-based compensation awards,  related to our increased income before income taxes.

In 2005, cash provided by operating activities was $21,000 and consisted of net income of $4.3 million, increased by adjustments for non-cash items of $244,000, offset by an increase of $4.6 million in net working capital. The increase in net working capital consisted primarily of increases in accounts receivable of $5.8 million due to the increase in net sales for the period, and an increase in inventory of $542,000, partially offset by increases in accrued expenses of $1.2 million and income taxes payable of $209,000.

In 2004, cash provided by operating activities was $711,000 and consisted of net income of $803,000, increased by adjustments for non-cash items of $399,000, partially offset by an increase of $491,000 in net working capital. The increase in net working capital consisted primarily of an increase in accounts receivable of $778,000 and a decrease in accounts payable of $130,000, partially offset by a decrease in inventory of $279,000 and an increase in income taxes payable of $115,000.

Investing activities relate primarily to changes in cash invested with our commercial lender, investments in intangible assets and capital expenditures. Investments in intangible assets are amounts we capitalize related to the acquisition and enforcement of our patents and trademarks. Our capital expenditures are primarily related to leasehold improvements, furniture and fixtures, computer equipment, warehouse equipment and product molds and designs.

In 2006, cash used in investing activities was $505,000 compared to $416,000 in 2005. The cash used in investing activities primarily related to purchases of equipment and legal and other costs capitalized related to securing intellectual property rights. In 2005, cash used in investing activities was $416,000, consisting primarily of $236,000 for capital expenditures and $180,000 for legal and other costs capitalized related to securing intellectual property rights. In 2004, cash provided by investing activities was $863,000, consisting primarily of $1.1 million from the withdrawal of cash on deposit with our commercial lender, partially offset by $209,000 for legal and other costs capitalized related to securing intellectual property rights and $84,000 in capital expenditures.

Financing activities relate primarily to net borrowings and repayments under our revolving credit facility and promissory notes, redemptions of our preferred stock and the exercise of stock options. We borrow funds under our revolving credit facility primarily to fund seasonal increases in our inventory and selling, general and administrative expenses. We repay amounts outstanding on our revolving credit facility with cash generated from the sale of our inventory and the collection of accounts receivable. We also borrow funds from commercial finance companies to finance the payment of insurance premiums.

In 2006, cash provided by financing activities was $56.1 million compared to $495,000 used in 2005. The cash provided by financing activities in 2006 is primarily the result of the completion of our initial public offering in December. We sold 3,125,000 shares of common stock at a price of $21.00 per share for total gross proceeds of $65.6 million. The net proceeds were $61.0 million, after deducting $4.6 million in underwriting discounts and commissions. We incurred a total of $2.2 million in other direct expenses in connection with this offering of which $1.1 million was paid in 2006, bringing the net cash provided by the offering to $59.9 million. Cash provided by financing activities in 2006 also included $120,000 in net proceeds from short-term debt, $117,000 excess tax benefit on stock-based compensation awards and $35,000 proceeds from the exercise of stock options, offset by our repurchase of $4.0 million in shares of our common stock from certain of our stockholders. In 2005, cash used in financing activities was $500,000 related to our redemption of our Series A Preferred Stock. In 2004, cash used in financing activities was $7,000 related to the net repayment of our promissory notes.

We believe that our cash flow from operating activities and borrowings available to us under our revolving credit facility, together with the net proceeds from the initial public offering for our common stock, will be adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months.

Revolving Credit Facility

On August 20, 2004, we entered into a $3.0 million revolving credit facility with a predecessor of JPMorgan Chase Bank, N.A. On August 28, 2006, we amended this revolving credit facility, increasing our maximum amount available to $25.0 million. In December 2006, we repaid all amounts outstanding under this revolving credit facility with a portion of the proceeds from our initial public offering. The maximum amount available under our revolving credit facility was decreased to $10.0 million on January 1, 2007 and on February 7, 2007, we amended our revolving credit facility to (a) decrease the maximum amount available to $2.0 million, (b) eliminate the 0.25% non-usage fee and (c) eliminate certain other terms, including terms requiring us to provide monthly reports regarding our inventory and accounts receivable. This revolving credit facility expires on June 30, 2007. Borrowings are subject to certain limitations, primarily based upon 85% of eligible accounts receivable and 50% of eligible inventory. Accounts receivable, inventory and general intangibles other than our patents and trademarks are pledged as collateral for our revolving credit facility and we are subject to compliance with certain covenants, including maintaining a minimum level of net worth of at least $7.0 million as of the end of each fiscal quarter and a minimum interest coverage ratio of 2.5 to 1.0. Our revolving credit facility also prohibits us from, among other things, incurring indebtedness for borrowed money, guaranteeing the obligations of another person or entity, creating or permitting any liens on our assets, paying dividends or making other distributions to our stockholders. Currently, we are in compliance with these covenants. Indebtedness under our revolving credit facility bears interest at a floating rate of interest based on either the prime rate quoted by JPMorgan Chase Bank, N.A. or an adjusted LIBOR rate. At December 31, 2006, the applicable interest rate under our revolving credit facility was 8.0% per annum. An irrevocable standby letter of credit in the amount of $50,000 is outstanding under our revolving credit facility in favor of the landlord for our corporate headquarters. The landlord may draw upon this letter of credit if we are in default under the lease. The letter of credit expires on March 1, 2008.

Line of Credit Note

On April 18, 2006, we executed a $5.0 million line of credit note with JPMorgan Chase Bank, N.A. In May 2006, we borrowed $4.0 million under this note. This line of credit note was repaid in October 2006 and was canceled.

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual cash obligations as of December 31, 2006:

		Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Debt obligations	$211	$211	$—	$—	$—
Operating lease obligations(1)	1,741	189	575	419	558
Total obligations	$1,952	$400	$575	$419	$558

(1)          Our office lease provides that if we are in default of the lease, we must pay certain damages to the landlord, and the landlord may elect to require us to continue to pay rent through the end of the lease term or to pay the present value of the excess, if any, of the aggregate rent otherwise payable through the end of the lease over the aggregate fair market value of the premises for the lease period.

We lease our corporate headquarters, an approximately 48,400 square-foot facility located in Carrollton, Texas, consisting of approximately 34,500 square feet of warehouse space and approximately 13,900 square feet of office space. Our lease expires in August 2015, but we have two five-year extension options. The information in the table above does not include these lease extensions. We believe that our existing facility is adequate to meet our current requirements.

We pay monthly royalties related to a feature incorporated in our grind-and-roll HEELYS-wheeled footwear equal to a percentage of the purchase price we pay to our manufacturers, net of the costs of the wheels and any other skating apparatus. Because the royalty is calculated in this manner, we cannot quantify the future royalty payments. In 2004, 2005 and 2006, we expensed $143,000, $179,000, and $299,000, respectively, in royalties. Our payment obligation for these royalties will terminate on December 31, 2008.

Seasonality

Similar to other vendors of footwear products, sales of our products are subject to seasonality. There are three major buying seasons in footwear: spring/summer, back-to-school and holiday. Shipments for spring/summer take place during the first quarter and early weeks of the second quarter, shipments for back-to-school generally occur over the summer and shipments for the holiday season begin in October and finish in early December. Historically, we have experienced greater revenues in the second half of the year than those in the first half due to a concentration of shopping around the back-to-school and holiday seasons.  In 2006, due to the growth of our business and the delays we experienced in our manufacturing to meet this growth, we experienced a higher percentage of net sales in the third quarter in comparison to the total year than we experienced in the past as many orders were delayed from the second quarter to the third quarter, thereby causing the second quarter to be lower than normal and the third quarter to be higher than normal. Our first quarter has typically been our lowest sales quarter. Although weather is a factor in our seasonality, it is difficult to measure its impact. Results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Backlog

We typically receive most of our orders three to four months prior to the date the products are shipped to customers. Generally, these orders are not subject to cancellation prior to the date of shipment. At December 31, 2006, our backlog was approximately $53.2 million, compared to approximately $10.7 million at December 31, 2005. At December 31, 2005, our backlog was approximately $10.7 million, compared to approximately $3.6 million at December 31, 2004. For a variety of reasons, including the timing of release dates for our product offerings, shipments, order deadlines and receipt of orders, backlog may not be a reliable measure of future sales and may not be comparable from one period to another.

Vulnerability Due to Customer Concentration

In 2004, A.G. Corporation Japan accounted for 19.4% of our net sales and Big 5 Sporting Goods represented 15.8% of our net sales. In 2005, Big 5 Sporting Goods, Journeys and The Sports Authority represented 12.3%, 11.3% and 10.6% of our net sales, respectively. For 2006, Journeys accounted for 12.7% of our net sales. No other retail customer or independent distributor accounted for 10% or more of our net sales in any of these periods. We anticipate that our net sales may remain concentrated for the foreseeable future. If any of our significant retail customers or independent distributors decreases its purchases of our products or stops purchasing our products our net sales and results of operations could be adversely affected.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure at the date of our financial statements. We continually evaluate our estimates and judgments, including those related to net sales, intangible assets and stock compensation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results or changes in the estimates or other judgments of matters inherently uncertain that are included within these accounting policies could result in a significant change to the information presented in the consolidated financial statements. We believe that the following discussion addresses the critical accounting policies that are necessary to understand and evaluate our reported consolidated financial results.

Revenue Recognition.   Revenues are recognized when merchandise is shipped and the customer takes title and assumes risk of loss, collection of relevant receivables are probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Title passes upon shipment or upon receipt by the customer depending on the agreement with the customer. Revenues are stated net of estimated returns and other allowances, including permitted returns of damaged or defective merchandise and markdowns. Other allowances include funds for promotional and marketing activities and a volume-based incentive program.

Reserve for Uncollectible Accounts Receivable.   We continually make estimates relating to the collectability of our accounts receivable and maintain a reserve for estimated losses resulting from the failure of our customers to make required payments. In determining the amount of the reserve, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. If we determined that a smaller or larger reserve was appropriate, we would record a benefit or charge to general and administrative expense in the period in which we made such a determination.

Inventory Write-Downs.   We also continually make estimates relating to the net realizable value of our inventories, based on our assumptions about future demand and market conditions. If we estimate that the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we record a write-down equal to this difference. This write-down is recorded as a charge to cost of sales.

Long-Lived Assets.   Long-lived assets, including furniture and fixtures, office equipment, plant equipment, leasehold improvements, computer hardware and software and certain intangible assets, are recorded at cost and this cost is depreciated over the asset’s estimated useful life. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and certain intangible assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans or changes in anticipated cash flow. When factors indicate that a long-lived asset or certain intangible property should be evaluated for possible impairment, we review the asset or property to assess recoverability from future operations using the undiscounted pre-tax future net cash flows expected to be generated by that asset or property. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value.

Income Tax.   We estimate what our effective tax rate will be for the full year and record a quarterly income tax expense in accordance with the anticipated effective annual tax rate. As the year progresses, we continually refine our estimate based upon actual events and income before income taxes by jurisdiction during the year. This process may result in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax expense during the quarter in which the change in estimate occurs so that the year-to-date expense equals the expected annual rate. Texas recently passed legislation overhauling its franchise tax law. As a result, effective January 1, 2007, we expect our effective tax rate to increase by up to 0.5%.

Stock-Based Compensation.   The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), which requires the measurement of compensation cost based on the estimated fair value of the award on the date of grant. That cost is recognized using the straight-line method over the period during which an employee is required to provide service in exchange for the award—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company determines the grant-date fair value of employee stock options using the Black-Scholes option-pricing model. The amount of compensation expense recognized will depend upon numerous factors and estimates, including the number and vesting period of option grants, the publicly traded price of our common stock, the estimated volatility of our common stock price, estimates of the timing and volume of exercises and forfeitures of the options and fluctuations in future interest and income tax rates.

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments, or “SFAS 155,” an amendment of FASB Statements No. 133 and 140. SFAS 155 establishes, among other things, the accounting for certain derivatives embedded in other financial instruments. This combination is referred to as a hybrid financial instrument. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not believe our adoption of SFAS 155 will have a significant impact on our financial position, cash flow or results of operations.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets, or “SFAS 156,” an amendment of FASB Statements No. 140. SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and to choose the subsequent measurement method. SFAS 156 is effective for us as of January 1, 2007. Early adoption is permitted as of the beginning of our fiscal year provided we have not yet issued financial statements, including interim financial statements, for any period of that fiscal year. We do not believe our adoption of SFAS 156 will have a significant impact on our financial position, cash flow or results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or “FIN 48,” an interpretation of FASB Statement No. 109. FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We are required to adopt FIN 48 effective January 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. We are currently evaluating the impact FIN 48 will have on our future results of operations and financial position.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, or “SFAS No. 157.” SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the impact that the implementation of SFAS 157 will have on our results of operations or financial condition.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, or “SFAS No. 158,” an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in the employer’s statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of the employer’s year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. The adoption of SFAS 158 will not have a significant impact on our financial position, cash flow or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or “SAB 108.” SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 does not amend or change the SEC Staff’s previous positions in Staff Accounting Bulletin No. 99, Materiality, regarding qualitative considerations in assessing the materiality of misstatements. SAB 108 is effective for fiscal years beginning after November 15, 2006. We do not expect the adoption of SAB 108 to have a material impact on our consolidated financial position, results of operations or cash flows.

Item 7A.                  Quantitative and Qualitative Disclosures about Market Risk

We have a $2.0 million revolving credit facility with JPMorgan Chase Bank, N.A. that will expire on June 30, 2007. As of December 31, 2005 and 2006, there were no outstanding borrowings under this facility. To the extent we borrow under our revolving credit facility, which bears interest at floating rates based either on the prime rate quoted by JPMorgan Chase Bank, N.A. or an adjusted LIBOR rate, we are exposed to market risk related to changes in interest rates. If applicable interest rates were to increase by 100 basis points, for every $1.0 million outstanding under our revolving credit facility, our income before income taxes would be reduced by approximately $10,000 per year. We are not party to any derivative financial instruments.

We pay our independent sourcing agent and our independent distributors pay us in U.S. dollars. Because our independent manufacturers buy materials and pay for manufacturing expenses in their local currencies, to the extent the U.S. dollar weakens compared to such local currencies, our operating results may be adversely affected. Conversely, to the extent the U.S. dollar strengthens compared to local currencies in foreign markets where our products are sold, our products may appear more expensive relative to local products.

Item 8.                          Financial Statements and Supplementary Data

Information with respect to this Item is set forth beginning on page F-1.

Item 9.                          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                  Controls and Procedures

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

As of December 31, 2006, our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2006, our disclosure controls and procedures were effective as of December 31, 2006.

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      Other Information

None.

PART III

Item 10.                   Directors, Executive Officers and Corporate Governance of the Registrant

Incorporated by reference from the information in our proxy statement for the 2007 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Report relates.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our officers, directors and employees. Our code of business conduct and ethics is posted on our website at www.heelys.com and we will send a paper copy to any stockholder who submits a request in writing to our Secretary. If we make any substantive amendments to this code of conduct or if we grant any waivers from a provision of such code of conduct to any director or executive officer, we will promptly disclose the nature of the amendment or waiver on our website at the address provided above.

Item 11.                   Executive Compensation

Incorporated by reference from the information in our proxy statement for the 2007 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our proxy statement for the 2007 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 13.                   Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the information in our proxy statement for the 2007 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 14.                   Principal Accounting Fees and Services

Incorporated by reference from the information in our proxy statement for the 2007 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV

Item 15.                   Exhibits and Financial Statement Schedules

(a)(1)               Financial Statements

The following documents are filed as a part of this report:

(2)          Financial Statement Schedule

The following financial statement schedule is filed herewith:

Valuation and Qualifying Accounts and Reserves	F-22

(3)          Exhibits

(a) The following exhibits are incorporated by reference or filed herewith. References to the Form S-1 are to the Registrant’s Registration Statement on Form S-1 (File No. 333-137046), filed with the Securities and Exchange Commission (SEC) on September 1, 2006. References to Amendment No. 1 to Form S-1 are to Amendment No. 1 to the Form S-1 filed with the SEC on October 4, 2006. References to Amendment No. 2 to Form S-1 are to Amendment No. 2 to the Form S-1 filed with the SEC on October 27, 2006. References to Amendment No. 3 to Form S-1 are to Amendment No. 3 to the Form S-1 filed with the SEC on November 24, 2006.

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Form S-1).
3.2	By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Form S-1).
4.1	Form of Registrant’s Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Form S-1).
10.1

Registration Rights Agreement, dated May 26, 2000, among the Registrant, Samuel B. Ligon and Patricia P. Ligon and Capital Southwest Venture Corporation (incorporated by reference to Exhibit 10.1 to the Form S-1).

10.2	Manufacturing Agreement, dated March 8, 2001, between Bu Kyung Industrial and Heeling Sports Limited (incorporated by reference to Exhibit 10.2 to the Form S-1).
10.3	Consulting Agreement, dated September 30, 2006, between Boss Technical Services and Heeling Sports Limited (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Form S-1).

10.4

Credit Agreement, dated August 20, 2004, as amended by an Amendment to Credit Agreement, dated June 15, 2006, and an Amendment to Credit Agreement, dated August 25, 2006, between Heeling Sports Limited and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.4 to the Form S-1), and Amendment to Credit Agreement, dated February 7, 2007 by and between JPMorgan Chase Bank, N.A. and Heeling Sports Limited (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on February 13, 2007).

10.5

Lease Agreement, dated November 4, 2004, between CP Commercial Properties—XIX, Inc. and Heeling Sports, Limited, as amended by the First Amendment to Lease Agreement, dated February 27, 2006, for 3200 Belmeade, Suite 100, Carrollton, Texas (incorporated by reference to Exhibit 10.5 to the Form S-1).

10.6	Stock Purchase Agreement, dated as of April 28, 2006, by and between the Registrant and Richard E. Middlekauff (incorporated by reference to Exhibit 10.7 to the Form S-1).
10.7	Stock Purchase Agreement, dated as of May 19, 2006, by and between the Registrant and Roger R. Adams (incorporated by reference to Exhibit 10.8 to the Form S-1).
10.8	Letter Agreement, dated June 28, 2006, by and between Richard E. Middlekauff and Roger R. Adams, and approved by the Registrant (incorporated by reference to Exhibit 10.9 to the Form S-1).
10.9

Amended and Restated Employment Agreement, dated as of September 18, 2006, between Michael G. Staffaroni and Heeling Sports Limited (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Form S-1).*

10.10

Amended and Restated Employment Agreement, dated as of November 16, 2006, between Michael W. Hessong and Heeling Sports Limited (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Form S-1).*

10.11

Amended and Restated Employment Agreement, dated as of September 18, 2006, between Charles D. Beery and Heeling Sports Limited (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Form S-1).*

10.12

Amended and Restated Employment Agreement, dated as of November 16, 2006, between Roger R. Adams and Heeling Sports Limited (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Form S-1).*

10.13	Employment Agreement, dated as of September 18, 2006, between Patrick F. Hamner and Heeling Sports Limited (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Form S-1).*
10.14

Waiver and Agreement, dated as of September 14, 2006, among the Registrant, Roger R. Adams, Richard E. Middlekauff, Robert J. Ward, CYPO, Inc., Heeling Holding Corporation, Heeling Management Corporation, Samuel B. Ligon and Patricia P. Ligon and Capital Southwest Venture Corporation (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Form S-1).

10.15

2006 Stock Incentive Plan, as amended by Amendment to Heeling, Inc. 2006 Stock Incentive Plan and form of Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.16 to the Form S-1).*

10.16	Heeling Sports Limited 2006 Bonus Plan (incorporated by reference to Exhibit 10.17 to the Form S-1).*
10.17	Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers (incorporated by reference to Exhibit 10.18 to the Form S-1).*
10.18

Intellectual Property Exclusive License Agreement, dated and effective as of September 23, 2002, between Heeling Sports Limited and Curtis Holdings, LLC; Intellectual Property Purchase Agreement, dated September 23, 2002, between Heeling Sports Limited and Curtis Holdings, LLC, and Letter Agreement, dated January 5, 2006, between Heeling Sports Limited and Curtis Holdings, LLC (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Form S-1).

10.19

Investor Rights Agreement, dated as of May 24, 2000, among the Registrant, Roger R. Adams, Richard E. Middlekauff, Robert J. Ward, Cypo, Inc., Heeling Holding Corporation, Heeling Management Corp., Samuel P. Ligon and Patricia P. Ligon and Capital Southwest Venture Corporation (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Form S-1).

10.20	Stockholders Agreement, dated as of May 24, 2000, between Roger R. Adams and Robert J. Ward (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Form S-1).
10.21	Agreement, dated November 17, 2006, between Roger R. Adams and Robert J. Ward (incorporated by reference to Exhibit 10.22 to Amendment No. 3 to the Form S-1).
21.1	List of subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Form S-1).
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Michael G. Staffaroni, Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Michael W. Hessong, Chief Financial Officer.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*                    Management contract or a compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEELYS, INC.
By:	/s/ MICHAEL G. STAFFARONI
Michael G. Staffaroni
Chief Executive Officer

Date: March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MICHAEL G. STAFFARONI	Chief Executive Officer, President	March 15, 2007
and Director
Michael G. Staffaroni	(Principal Executive Officer)
/s/ MICHAEL W. HESSONG	Chief Financial Officer	March 15, 2007
Michael W. Hessong	(Principal Financial Officer)
/s/ PATRICK F. HAMNER	Chairman of the Board	March 15, 2007
Patrick F. Hamner
/s/ SAMUEL B. LIGON	Director	March 15, 2007
Samuel B. Ligon
/s/ RICHARD E. MIDDLEKAUFF	Director	March 15, 2007
Richard E. Middlekauff
/s/ JAMES T. KINDLEY	Director	March 15, 2007
James T. Kindley
/s/ ROGER R. ADAMS	Director	March 15, 2007
Roger R. Adams
/s/ WILLIAM R. THOMAS	Director	March 15, 2007
William R. Thomas

HEELYS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Heelys, Inc.
Carrollton, TX

We have audited the accompanying consolidated balance sheets of Heelys, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Heelys, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 14, 2007

HEELYS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND 2006
(In thousands, except share data)

	December 31,
	2005	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$738	$54,184
Accounts receivable, net of allowances of $704 and $1,959, respectively	8,286	43,256
Inventories	1,479	6,057
Deferred income tax benefits	235	637
Prepaid and other current assets	300	962
Total current assets	11,038	105,096
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $760 and $907, respectively	240	393
PATENTS AND TRADEMARKS, net of accumulated amortization of $779 and $966, respectively	534	478
DEFERRED INCOME TAX BENEFITS	178	371
TOTAL ASSETS	$11,990	$106,338
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$218	$1,304
Commissions payable	153	626
Accrued bonus	612	824
Accrued expenses	1,508	6,737
Income taxes payable	350	2,866
Debt	96	211
Total current liabilities	2,937	12,568
COMMITMENTS AND CONTINGENCIES (Note 9)
SERIES B CONVERTIBLE, REDEEMABLE PREFERRED STOCK, $0.001 par value, 454,545 shares issued and outstanding as of December 2005(1)	125	—
Total mezzanine financing	125	—
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 75,000,000 shares authorized; 13,988,875 shares issued and outstanding as of December 31 2005 and 27,041,948 shares issued and outstanding as of December 31, 2006	14	27
Additional paid-in capital	140	59,795
Retained earnings	8,774	33,948
Total stockholders’ equity	8,928	93,770
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,990	$106,338

(1)           Does not give effect to the 25-for-one stock split effected in October 2006 as discussed in Note 11.

See notes to consolidated financial statements.

HEELYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands, except per share data)

	Year Ended December 31,
	2004	2005	2006
NET SALES	$21,310	$43,950	$188,208
COST OF SALES	14,529	28,951	122,565
GROSS PROFIT	6,781	14,999	65,643
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
Sales and marketing	3,191	5,247	13,695
General and administrative	2,368	2,987	6,397
Total selling, general and administrative expense	5,559	8,234	20,092
INCOME FROM OPERATIONS	1,222	6,765	45,551
OTHER (INCOME) EXPENSE
Interest expense	11	51	744
Interest income	(3)	(15)	(221)
Other (income) expense	(7)	95	66
Total other expense	1	131	589
INCOME BEFORE INCOME TAXES	1,221	6,634	44,962
INCOME TAXES	418	2,287	15,788
NET INCOME	$803	$4,347	$29,174
EARNINGS PER SHARE:
Basic	$0.06	$0.31	$1.50
Diluted	$0.03	$0.17	$1.16
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	13,989	13,989	19,479
Diluted	25,353	25,353	25,114

See notes to consolidated financial statements.

HEELYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
BALANCE—December 31, 2003	13,989	$14	$140	$3,624	$3,778
Net income	—	—	—	803	803
BALANCE—December 31, 2004	13,989	14	140	4,427	4,581
Net income	—	—	—	4,347	4,347
BALANCE—December 31, 2005	13,989	14	140	8,774	8,928
Purchase and retirement of treasury stock	(1,449)	—	—	(4,000)	(4,000)
Conversion of Series B redeemable preferred stock to common stock	11,364	10	115	—	125
Initial public offering	3,125	3	58,794	—	58,797
Stock option exercises	13	—	53	—	53
Amortization of stock-based compensation expense	—	—	576	—	576
Income tax benefit on stock-based compensation awards	—	—	117	—	117
Net income	—	—	—	29,174	29,174
BALANCE—December 31, 2006	27,042	$27	$59,795	$33,948	$93,770

See notes to consolidated financial statements.

HEELYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(In thousands)

	Year Ended December 31,
	2004	2005	2006
OPERATING ACTIVITIES:
Net income	$803	$4,347	$29,174
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	454	396	402
Deferred income tax benefits	(55)	(161)	(595)
Stock-based compensation expense	—	—	576
Excess tax benefit on stock-based compensation awards	—	—	(117)
Loss on sale of equipment	—	9	1
Changes in operating assets and liabilities:
Accounts receivable	(778)	(5,767)	(34,970)
Inventory	279	(542)	(4,578)
Prepaid and other current assets	32	(77)	(644)
Accounts payable	(130)	(9)	1,086
Commissions payable	(56)	106	473
Accrued bonus	(9)	338	212
Accrued expenses	56	1,172	4,167
Income taxes payable	115	209	2,633
Net cash provided by (used in) operating activities	711	21	(2,180)
INVESTING ACTIVITIES:
Change in cash on deposit held under line of credit	1,139	—	—
Purchase of equipment	(84)	(236)	(310)
Increase in patents and trademarks	(209)	(180)	(195)
Proceeds from sale of equipment	17	—	—
Net cash provided by (used in) investing activities	863	(416)	(505)
FINANCING ACTIVITIES:
Purchase of treasury stock	—	—	(4,000)
Redemption of preferred stock	—	(500)	—
Borrowings on revolving credit facility	—	—	23,829
Principal payments on revolving credit facility	—	—	(23,829)
Proceeds from issuance of short-term debt	497	508	4,958
Principal payments on short-term debt	(504)	(503)	(4,838)
Proceeds from exercise of stock options	—	—	35
Excess tax benefit on stock-based compensation awards	—	—	117
Proceeds from initial public offering, net of expenses	—	—	59,859
Net cash (used in) provided by financing activities	(7)	(495)	56,131
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,567	(890)	53,446
CASH AND CASH EQUIVALENTS, beginning of period	61	1,628	738
CASH AND CASH EQUIVALENTS, end of period	$1,628	$738	$54,184
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8	$48	$771
Income taxes	$357	$2,238	$13,750
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Conversion of Series B redeemable preferred stock into common stock	$—	$—	$125
Accrued costs initial public offering	$—	$—	$1,062
Receivable due from stock option exercises	$—	$—	$18

See notes to consolidated financial statements.

HEELYS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 COMPANY BACKGROUND

Heelys, Inc. and subsidiaries (the “Company” or “Heelys”) is a designer, marketer and distributor of innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. The primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS are distributed primarily through retail stores in the United States and international wholesale distributors.

The Company initially incorporated as Heeling, Inc. in Nevada in 2000. The Company was reincorporated in Delaware in August 2006 and changed its name to Heelys, Inc. Through its general and limited partner interests, Heelys, Inc. owns 100% of Heeling Sports Limited, a Texas limited partnership, which was formed in May 2000.

2.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements—Consolidated financial statements include the accounts of Heelys, Inc. and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the period. Management’s significant estimates are as follows: allowances for doubtful accounts, inventory reserves, long-lived assets, income taxes, sales return allowance, legal reserves and the value of common stock options for the purpose of determining stock-based compensation. Actual results could differ from these estimates and are reported in the period they become known.

Segment Reporting—The Company operates in one segment although it sells different types of products in both the domestic and international markets. The gross margin in these markets is consistent and comparable. The Company does not create separate statements of operations for these products or markets.

Cash Equivalents—Cash equivalents consist of highly liquid investments with original maturity dates of three months or less when purchased.

Concentration of Risk—The Company’s cash and cash equivalents are maintained in one financial institution in amounts that typically exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

Accounts Receivable—Accounts receivable are stated net of allowances for estimated customer returns, markdowns and doubtful accounts of $704,000 and $1,959,000 at December 31, 2005 and 2006, respectively.

Inventories—Inventories are stated at the lower of cost or market. Inventories are valued on a first-in first-out (“FIFO”) basis. Inventory costs include inbound freight. All other purchasing and distribution costs associated with ending inventories are expensed.

Property and Equipment—Property and equipment, such as leasehold improvements, furniture and fixtures, equipment and product molds and designs, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the lesser of the lease term or the estimated useful lives of the assets.

Patents and Trademarks—These intangibles are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the estimated useful lives of five years. These assets are amortized beginning when products incorporating these intangibles are initially distributed or the patent or trademark application is granted, whichever is earlier.

Long-Lived Assets—The Company reviews its long-lived assets and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted pretax future net cash flows expected to be generated by that asset. An impairment loss is recognized if the estimated undiscounted future cash flows are less than the carrying value of the related assets. There were no impairments identified in the periods reported.

Accrued Expenses—Accrued expenses include amounts accrued by the Company for expenses incurred but not yet realized. Such expenses may include marketing, professional fees, property taxes, liability insurance premiums, interest expense, royalties, inventory received but not invoiced and amounts received from customers or credits due to customers in excess of invoices they owe to the Company.

Deferred Income Taxes—Deferred income taxes are provided using the asset and liability method for temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements.

Recognition of Revenues—Revenues are recognized when merchandise is shipped, title passes to the customer, the customer assumes risk of loss, the collection of relevant receivables is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Title passes upon shipment or upon receipt by the customer depending on the agreement with the customer. The Company records reductions to revenue for estimated returns, including permitted returns of damaged or defective merchandise, and for all other allowances and markdowns, in accordance with Emerging Issues Task Force Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product, at the time of revenue recognition. Accordingly, the Company provided total allowances of $329,000, $733,000 and $3.4 million during 2004, 2005 and 2006, respectively.

Advertising Costs—Advertising production costs are expensed the first time the advertisement is run. Media (TV and print) placement costs are expensed in the month the advertising appears. Through cooperative advertising programs, the Company reimburses its retail customers for certain of their costs of advertising the Company’s products. The Company records these costs in selling and administrative expense at the point in time when it is obligated to its customers for the costs, which is when the related revenues are recognized. This obligation may arise prior to the related advertisement being run. Total advertising and promotion expenses were $1.1 million, $1.6 million and $3.2 million during 2004, 2005 and 2006, respectively. Prepaid advertising and promotion expenses recorded as appropriate in prepaid and deferred expenses totaled $62,000 and $87,000 at December 31, 2005 and 2006, respectively.

Shipping and Handling Costs—Shipping and handling costs are expensed as incurred and included in costs of sales. Shipping and handling costs were $589,000, $1.1 million and $5.4 million during 2004, 2005 and 2006, respectively.

Insurance—The Company’s insurance retention is $25,000 per claim for claims incurred through May 31, 2006, and is $50,000 per claim for claims after May 31, 2006. An estimated liability is provided for current pending claims and estimated incurred-but-not-reported claims due to this retention risk. A liability for unpaid claims in the amount of $75,000 and $150,000 as of December 31, 2005 and 2006, respectively, is reflected in the balance sheet as an accrued expense.

Net Income per Share—Basic net income per common share is calculated by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the effects of potentially dilutive securities, which consists of preferred stock and stock options. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006
Numerator—net income applicable to common stockholders	$803	$4,347	$29,174
Denominator:
Weighted average common stock outstanding for basic earnings per share	13,989	13,989	19,479
Effect of dilutive securities:
Stock options	—	—	574
Preferred stock	11,364	11,364	5,061
Adjusted weighted average common stock and assumed conversions for diluted earnings per share	25,353	25,353	25,114

Potentially dilutive securities that are not included in the diluted net income per share calculation because they would be antidilutive were employee stock options of 57,500 as of December 31, 2006.

Fair Value of Financial Instruments—Management estimates that, as of December 31, 2005 and 2006, the fair value of cash and cash equivalents, receivables, accounts payable and accrued expenses are carried at amounts that reasonably approximate their fair value.

Other Comprehensive Income—The Company has no components of comprehensive income other than net income.

Recent Accounting Pronouncements—In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140, (“SFAS 155”). SFAS 155 establishes, among other things, the accounting for certain derivatives embedded in other financial instruments. This combination is referred to as a hybrid financial instrument. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS 155 will have a significant impact on the Company’s financial position, cash flows or results of operations.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statements No. 140, (“SFAS 156”). SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and to choose the subsequent measurement method. SFAS 156 is effective for the Company as of the beginning of its fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of the Company’s fiscal year, provided it has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not believe the adoption of SFAS 156 will have a significant impact on the Company’s financial position, cash flows or results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The Company is required to adopt FIN 48 effective

January 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company is currently evaluating the impact FIN 48 will have on its future results of operations and financial position.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact that the implementation of SFAS 157 will have on its results of operations or financial condition.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), (“SFAS 158”). SFAS 158 requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in the employer’s statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of the employer’s year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. The adoption of SFAS 158 will not have a significant impact on the Company’s financial position, cash flows or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 does not amend or change the SEC Staff’s previous positions in Staff Accounting Bulletin No. 99, Materiality, regarding qualitative considerations in assessing the materiality of misstatements. SAB 108 is effective for fiscal years beginning after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated financial position, results of operations or cash flows.

3.                 INITIAL PUBLIC OFFERING AND USE OF PROCEEDS

On December 13, 2006, the Company completed an initial public offering of its common stock. The Company sold a total of 3,125,000 shares of the Company’s common stock and selling stockholders sold 4,263,750 shares of the Company’s common stock, which included 963,750 shares resulting from the exercise of the underwriters’ over-allotment option. All common stock registered under the registration statement were sold at a price to the public of $21.00 per share. The Company did not receive any proceeds from the selling stockholders’ sale of their shares. The gross proceeds for shares of common stock sold by the Company was $65.6 million. The net proceeds to the Company were $61.0 million, after deducting an aggregate of $4.6 million in underwriting discounts and commissions. The Company incurred other direct expenses of $2.2 million in connection with the offering. As of December 31, 2006 the Company had paid $1.1 million of these other direct expenses. Unpaid other direct expenses in the amount of $1.1 million is included in accrued expenses at December 31, 2006.

The Company used $8.5 million of the proceeds to repay amounts outstanding under the revolving credit facility and $8.5 million was used for working capital purposes.  The Company intends to use the remaining proceeds to fund infrastructure improvements, including expanding and upgrading the Company’s information technology systems; hire new employees; for marketing and advertising programs; product development; working capital needs; and other general corporate purposes.

4.                 SIGNIFICANT CUSTOMERS

Customers of the Company consist principally of domestic retail stores and international independent distributors. The customers, individually or considered as a group under common ownership, which accounted for greater than 10% of accounts receivable or 10% of net sales during the periods reflected were as follows:

	Accounts Receivable		Net Sales
	December 31,		Years Ended December 31,
	2005	2006	2004	2005	2006
Customer A	2%	13%	7%	11%	13%
Customer B	—	—	19	3	—
Customer C	24	6	16	12	5
Customer D	16	7	6	8	4
Customer E	14	15	5	11	9

5.                 PROPERTY AND EQUIPMENT

Property and equipment included the following (in thousands):

	Lesser of terms of lease or estimated useful lives	December 31,
		2005	2006
Leasehold improvements	1-10 years	$45	$49
Furniture and fixtures	7 years	56	71
Computer equipment	5 years	163	256
Equipment	5 years	61	107
Product molds and designs	2 years	675	817
Total		1,000	1,300
Less accumulated depreciation and amortization		(760)	(907)
Property and equipment—net		$240	$393

Depreciation expense related to property and equipment was $159,000, $134,000, and $151,000 in 2004, 2005 and 2006, respectively.

6.                 PATENTS AND TRADEMARKS

Patents and trademarks included the following (in thousands):

	December 31,
	2005	2006
Patents	$834	$857
Trademarks	101	120
Other	—	25
Total patents and trademarks	935	1,002
Less accumulated amortization:
Patents	597	707
Trademarks	68	85
Other	—	5
Total accumulated amortization	(665)	(797)
Patents in progress	250	249
Trademarks in progress	14	24
Patents and trademarks—net	$534	$478

Amortization expense related to patents and trademarks was $295,000, $262,000 and $251,000 in 2004, 2005 and 2006, respectively. The amortization amounts include write-offs of $37,000, $27,000 and $13,000 in 2004, 2005 and 2006, respectively, for patents that were evaluated as having no future benefits. Amortization expense from 2007 through 2011 is expected to be $175,000, $105,000, $66,000, $38,000 and $13,000, respectively.

In September 2002, the Company entered into an Intellectual Property Exclusive License Agreement (the “License Agreement”), which granted the Company an exclusive worldwide license to use various marks, trademarks, URLs, patents and patent applications related to the technology used in the Company’s grind-and-roll HEELYS-wheeled footwear (collectively, the “Intellectual Property”). In January 2006, the Company converted the License Agreement into an Intellectual Property Purchase Agreement (the “Purchase Agreement”). Upon the conversion, the Company paid a non-compete fee of $25,000, which is included in other intangible assets and is being amortized over five years, and became subject to a minimum royalty payment of $10,000 per month through January 2007.

At December 31, 2002, the Company capitalized, as patents in progress, an escrow deposit of $100,000 required under the License Agreement that converted to the purchase price of the Intellectual Property upon execution of the Purchase Agreement. The Company has also capitalized $102,000 in brokerage and legal fees related to these agreements as patents in progress at December 31, 2004. Upon the initial distribution of products incorporating the Intellectual Property in 2003, the Company began to amortize these patents in progress over their estimated useful life.

Royalty payments of 12% of the Company’s cost of certain products, $1.00 per footwear unit for certain styles and 25% of any sublicense revenue of any non-footwear products, apparel, accessories, or similar products that would infringe the trademarks for such products absent the Company’s agreements with respect to such trademarks are expensed as incurred under the License Agreement. This royalty expense was $143,000, $179,000 and $299,000 in 2004, 2005 and 2006, respectively.

The Company is contingently obligated to maintain and/or prosecute, if considered necessary, the Intellectual Property under both the License Agreement and the Purchase Agreement until the total payments under the License Agreement and Purchase Agreement exceed $650,000. The licensor has the option to reacquire the Intellectual Property for certain fixed prices if the minimum royalty payments are not made throughout the term of the Purchase Agreement.

7.                 ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	December 31,
	2005	2006
Inventory received but not invoiced	$51	$—
Marketing costs	650	672
Customer prepayments	339	3,266
Liability insurance	81	785
Professional fees	175	229
Costs initial public offering	—	1,062
Other	212	723
Total accrued expenses	$1,508	$6,737

Included in accrued expenses are $1.1 million of costs incurred in connection with the Company’s initial public offering which closed on December 13, 2006. These costs have been offset against the proceeds of the initial public offering resulting in a decrease in the amount of additional paid-in capital recognized.

8.                 DEBT

Revolving Credit Facility—At December 31, 2005, the Company had an aggregate $3,000,000 revolving credit facility (the “Financing Agreement”). Borrowings were subject to certain limitations, primarily based upon 85% of eligible accounts receivable and 50% of eligible inventory. The 50% of eligible inventory calculation was limited to $1,500,000. During 2005, the Company had total borrowings of $7,500,000 and total payments of $7,500,000 related to this facility. There were no outstanding borrowings at December 31, 2005. In August 2006, the Company amended the Financing Agreement, increasing the maximum amount available to $25.0 million. This maximum amount decreased to $10.0 million on January 1, 2007.  On February 7, 2007, the Company amended the Financing Agreement to (a) decrease the maximum amount available to $2.0 million, (b) eliminate the 0.25% non-usage fee and (c) eliminate other terms, including terms requiring the Company to provide monthly reports regarding the Company’s inventory and accounts receivable. The facility will expire in June 2007. Borrowings are subject to certain limitations, primarily based upon 85% of eligible accounts receivable and 50% of eligible inventory not to exceed the amount advanced on eligible accounts receivable. Indebtedness under the Financing Agreement bears interest at a floating rate of interest based on either the prime rate quoted by JPMorgan Chase Bank, N.A. or an adjusted LIBOR rate. At December 20, 2006, the applicable interest rate under the Financing Agreement was 8.0% per annum. During 2006, the Company had total borrowings of $23.8 million and total payments of $23.8 million related to this facility. There were no outstanding borrowings at December 31, 2006.

Accounts receivable and inventory are pledged as collateral under the Financing Agreement. The Company is subject to compliance with certain covenants under the Financing Agreement, including minimum levels of net worth and minimum interest coverage ratios. The Company is not permitted under the Financing Agreement to pay dividends or make distributions.

Line of Credit Note—In April 2006, the Company executed a $5.0 million line of credit note that matured in April 2007, but was required to be repaid upon consummation of the Company’s initial public offering. This note was secured by the same collateral as the revolving credit facility. The Company borrowed $4.0 million under this note to repurchase 1,448,625 shares of the common stock owned by two stockholders. The note was repaid in October 2006 and canceled.

Other Debt—Other debt at December 31, 2005 and 2006 consisted of the following (in thousands):

	December 31,
	2005	2006
Promissory note, bearing interest at 5.55%, due March 2006	$96	$—
Promissory note, bearing interest at 6.29%, due February 2007	—	211
Total	96	211
Less current portion	(96)	(211)
Long-term portion	$—	$—

Promissory Notes—During 2005 and 2006, the Company signed agreements with commercial finance companies to finance the payment of its commercial general liability and umbrella premiums. Each agreement provided for an initial payment of a portion of the premium, with the remaining principal balance plus interest to be paid in monthly installments. Interest accrued at 5.55% on the unpaid balance of $96,000 at December 31, 2005. Interest accrued at 6.29% on the unpaid balance of $211,000 at December 31, 2006. Prepaid premiums from the insurance policies financed are pledged as collateral under the promissory notes.

9.                 COMMITMENTS AND CONTINGENCIES

Leases—During 2004 and January 2005, the Company sublet its warehouse and office facilities, pursuant to a month-to-month operating sublease, from a related party (see Note 13). Effective February 1, 2005, the Company entered into a new operating lease whereby the Company leases office space for 10 years with renewal options. On February 27, 2006, the Company signed an amendment to its lease for additional warehouse space for the duration of the lease term. The Company also leases certain equipment under a cancelable operating lease.

Future minimum rental payments under the lease are as follows (in thousands):

Years Ending December 31,
2007	$189
2008	189
2009	189
2010	197
2011	209
Thereafter	768
$1,741

Rent expense was $129,000, $162,000 and $227,000 for 2004, 2005 and 2006, respectively.

Employment Arrangement—All of the personnel of the Company are contractually employees of a Professional Employer Organization (“PEO”). The PEO incurs payroll, payroll tax and payroll-related benefit costs. The Company reimburses these costs plus an administrative fee. With respect to these payroll-related benefits, the personnel of the Company are pooled with other employees of the PEO.

Legal Proceedings—The Company is involved in certain legal proceedings arising in the ordinary course of business, none of which the Company’s management believes will have a material adverse effect on the Company’s financial position, cash flows or results of operations.

10.          INCOME TAXES

Components of income taxes were as follows (in thousands):

	December 31,
	2004	2005	2006
Current tax expense	$473	$2,447	$16,383
Deferred	(55)	(160)	(595)
	$418	$2,287	$15,788

A reconciliation of income tax computed at the U.S. federal statutory income tax rate of 34% for 2004 and 2005 and 35% for 2006 to the provision for income taxes is as follows (in thousands):

	December 31,
	2004	2005	2006
Tax at statutory rate	$415	$2,256	$15,758
Expenses not deductible for tax purposes	3	4	68
Other	—	27	(38)
Income taxes	$418	$2,287	$15,788

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of significant items included in the Company’s net deferred tax benefits at December 31, 2005 and 2006 were as follows (in thousands):

	December 31,
	2005	2006
Current tax assets (liabilities):
Allowances for receivables not currently deductible	$240	$686
Allowances for inventory not currently deductible	43	65
Prepaid expenses currently deductible	(79)	(272)
Accrued expenses not currently deductible	31	158
Net current deferred tax benefits	235	637
Long-term tax assets:
Accumulated depreciation and amortization	178	241
Stock-based compensation	—	130
Net long-term deferred tax benefits	178	371
Total deferred tax benefits	$413	$1,008

The Company assesses the realization of its deferred tax assets to determine whether an income tax valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, the Company determined it is more likely than not the deferred tax assets will be realized.

11.          STOCKHOLDERS’ EQUITY

Common Stock—During May 2000, the Company issued 11,363,875 shares of its common stock to the initial common stockholders for $125,000, or $0.011 per share, the estimated fair value of the shares at the date of issuance, in exchange for patent applications and trademarks, which were recorded as patents and trademarks. The Company had the right of first refusal on any disposition of common stock by the stockholders, but this right terminated on the Company’s initial public offering.

In April 2006, the Company purchased 724,325 shares of Company common stock owned by one of the Company’s directors for a purchase price of $2.0 million or $2.76 per share. In May 2006, the Company purchased 724,300 shares of Company common stock owned by the Company’s founder for a purchase price of $2.0 million, or $2.76 per share.  The excess of the purchase cost over the par value has been charged to retained earnings.

In October 2006, the Company effected a 25-for-one stock split. All common share and per common share amounts in these consolidated financial statements have been retroactively adjusted (unless otherwise stated) for all periods presented to give effect to the stock split. The Series B Preferred stock shares issued and outstanding as of December 31, 2005, as reported in the consolidated balance sheet, does not give effect to the 25-for-one stock split.

On December 13, 2006, the Company closed an initial public offering of its common stock consisting of 7,388,750 shares of common stock. Of these shares, 3,125,000 were newly issued shares sold by the Company and 4,263,750 were existing shares sold by the selling stockholders, including 963,750 shares pursuant to an exercise by the underwriters of their over-allotment option. The public offering price was $21.00 per share. The gross proceeds for shares of common stock sold by the Company was $65.6 million. The net proceeds to the Company were $61.0 million, after deducting an aggregate of $4.6 million in underwriting discounts and commissions. The Company incurred other direct expenses of $2.2 million in connection with the offering. As of December 31, 2006, the Company had paid $1.1 million of these other direct expenses. Unpaid other direct expenses in the amount of $1.1 million is included in accrued expenses at December 31, 2006. The Company did not receive any of the proceeds from the sale of shares by selling stockholders or on any exercise of the underwriters’ over-allotment option.

Long-Term Incentive Plan—An aggregate of 2,625,000 shares of common stock was reserved for issuance pursuant to the 2001 Long-Term Incentive Plan (the “2001 Plan”), adopted in February 2001. Under the terms of the 2001 Plan, incentive and nonqualified options to purchase common stock and restricted stock awards were permitted to be granted to employees, consultants and nonemployee directors of the Company at the discretion of the compensation committee of the Company’s board of directors, subject to certain restrictions.

Under the 2001 Plan, the Company sold 2,625,000 shares of restricted common stock to employees, officers and a consultant of the Company, during February 2001, in exchange for $28,875 or $0.011 per share, the estimated fair value at the time of grant. Forfeiture and restriction provisions of the shares lapsed evenly at the following three anniversaries of the date of grant. As of December 31, 2004 all restrictions had lapsed.

12.          REDEEMABLE CONVERTIBLE PREFERRED SHARES

Preferred Stock—The Company had authorized an aggregate 3,000,000 shares of $0.001 par value Series A and B Preferred Stock. In May 2000, the Company sold preferred stock and debentures pursuant to an investment agreement between the preferred stockholders and the Company (the “Investment Agreement”). The Company sold 1,818,182 shares of Series A Preferred Stock for $500,000, and 454,545 shares of Series B Preferred Stock for $125,000, or in each case $0.275 per share, the estimated fair value of the shares at the date of purchase (not giving effect to the 25-for-one stock split effected in October 2006).

The Company was subject to compliance with certain covenants included in the Investment Agreement, including restricting the Company from paying any dividends or distributions and issuing additional shares, except for those restricted common shares issued in February 2001. Concurrent with the execution of the Investment Agreement, the preferred stockholders and the Company executed a registration rights agreement. After May 2001, the Series B Preferred Stockholders could request a demand registration upon a greater than 50% vote. This demand registration would cause the Company to perform all conversions, redemptions and payments associated with a qualified public offering.

Also, concurrent with the execution of the Investment Agreement, the common and preferred stockholders executed an investor rights agreement. Under that agreement, a preferred stockholder was entitled to designate two members of the five-member Board of Directors, and the initial common stockholders were entitled to designate two members of the Board of Directors. The initial common stockholders and a preferred stockholder were entitled to designate one mutually acceptable member of the Board of Directors.

The Series A Preferred Stock was nonconvertible and redeemable. The Company could redeem the shares at any time with 30-days’ notice, and the shares were mandatorily redeemable upon the completion of a qualified public offering. The stockholders could require the Company to redeem the shares beginning May 31, 2007. The redemption price and liquidation preference were $0.275 per share, plus all accrued and unpaid dividends. A cumulative dividend at the rate of $0.022 per annum was to accrue from May 31, 2005 through May 31, 2007 and was payable quarterly in cash. The dividend rate was to increase to $0.033 per annum on May 31, 2007. The Series A Preferred Stock was redeemed by the Company on May 31, 2005 for $500,000. Dividends had not begun accumulating; therefore the shares were redeemed for the original purchase price of $500,000.

The Series B Preferred Stock was convertible and redeemable. One share of Series B Preferred Stock was convertible into one share of common stock at the option of the stockholder at $0.275 per share (not giving effect to the 25-for-one stock split effected in October 2006). All shares of Series B Preferred Stock would have automatically been converted into shares of common stock if the Company completed a qualified public offering, completed a sale of substantially all of its assets or were to have undergone a change in control or a merger. The stockholders could have required the Company to redeem the shares beginning May 31, 2007. The redemption price was the greater of estimated fair value per share or $0.275 per share (liquidation preference) (not giving effect to the 25-for-one stock split effected in October 2006). No dividends were to be accrued or paid on the Series B Preferred Stock. In June 2006, all outstanding shares of the Series B Preferred Stock were converted into common stock, prior to giving effect to the 25-for-one stock split effected in October 2006.

13.          RELATED-PARTY TRANSACTIONS

During 2004 and January 2005, the Company sublet its warehouse and office facilities from a related company (see Note 9). A director and minority owner of the lessor is a stockholder and director of the Company. The Company expensed $141,000 and $14,000 during 2004 and 2005, respectively, for rent, warehouse management and labor and reimbursement of utilities provided by this related company.

The Company’s patent attorney is also a stockholder of the Company. The Company capitalized and expensed a total of $242,000, $190,000 and $498,000 included in patents and trademarks and general and administrative expenses, during 2004, 2005 and 2006, respectively, for costs incurred. Additionally, this patent attorney’s law firm provides general corporate legal counsel to the Company. The Company expensed a total of $0, $24,000 and $135,000 for these services during 2004, 2005 and 2006, respectively. This expense is included in general and administrative expense. In connection with the Company’s initial public offering this law firm provided legal counsel to the Company. A total of $761,000 was incurred for these legal services and has been offset against the proceeds of the initial public offering. The Company owed $61,000 and $523,000 to this law firm as of December 31, 2005 and 2006, respectively.

In April 2006, the Company purchased 724,325 shares of Company common stock owned by one of the Company’s directors for a purchase price of $2,000,006, or approximately $2.76 per share.

In May 2006, the Company purchased 724,300 shares of Company common stock owned by the Company’s founder for a purchase price of $1,999,937, or approximately $2.76 per share. Simultaneously with this sale and purchase, the Company’s founder also sold to the Company’s Chairman of the Board 362,150 shares of Company common stock owned by the founder for a purchase price of $999,969, or approximately $2.76 per share.

14.          OTHER EMPLOYEE BENEFIT PLANS

401(k) Plan—Effective January 2002, the Company sponsored a 401(k) Retirement Plan (the “401(k) Plan”) through its PEO. All employees who are 21 years of age or older are immediately eligible to enroll in the 401(k) Plan. The Company makes discretionary nonelective contributions to the 401(k) plan. The Company expensed contributions of $36,000, $73,000 and $105,000 during 2004, 2005 and 2006, respectively, related to discretionary contributions.

15.          STOCK-BASED COMPENSATION

In June 2006, the Company adopted the 2006 Stock Incentive Plan (the “2006 Plan”). The 2006 Plan replaced the 2001 Plan (see Note 11). Awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest based over four years of continuous service and have a 10-year contractual life.

The Company has reserved 2,272,725 shares of common stock subject to the 2006 Plan and as of December 31, 2006 had 45,225 shares remaining available that may be granted to employees, consultants and nonemployee directors of the Company in the future. The 2006 Plan is administered by the compensation committee of the Company’s board of directors, which selects the persons to whom options will be granted, determines the number of shares to be subject to each grant, and prescribes the other terms and conditions of each grant, including the type of consideration to be paid to the Company upon exercise and the vesting schedule. If a change of control of the Company, as defined by the 2006 Plan, occurs, all of the options issued and outstanding under the 2006 Plan will accelerate and become fully vested and exercisable.

In June 2006, the Company granted 711,800 incentive and 1,330,700 nonqualified stock options at an exercise price of $4.05 per share, which was the fair value at the grant date. The options granted in June 2006 are subject to a 48-month vesting period with a contractual term of ten years.

In December 2006, the Company granted 87,856 incentive and 99,644 nonqualified stock options at a weighted average exercise price of $24.56 per share. Exercise price was equal to the fair value at the grant date. The options granted in December 2006 vest and become exercisable in four equal cumulative installments on each successive anniversary date of the grant and have a contractual term of ten years.

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), which requires the measurement of compensation cost based on the estimated fair value of the award on the date of grant. That cost is recognized using the straight-line method over the period during which an employee is required to provide service in exchange for the award—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company determines the grant-date fair value of employee stock options using the Black-Scholes option-pricing model.

Fair Value June 2006 Grants—For the June 2006 grants the Company determined the fair value of its common stock and engaged an independent third party appraiser to perform a contemporaneous valuation of the Company’s common stock as of June 23, 2006, the date of grant of the June 2006 options. Utilizing the methodologies and procedures set forth in the AICPA Practice Aid for the Valuation of Privately-Held Company Equity Securities Issued as Compensation, the independent appraiser determined the value of the Company’s common stock based upon a number of significant factors, assumptions and methodologies. These factors included recent sales and negotiations for sales of the Company’s common stock, the timing of such transactions, the Company’s discounted value of estimated future cash flows, valuations of comparable companies and transactions and the Company’s expected value as a public company. The independent appraiser correlated the value indications derived from the various methodologies to a single value by “weighting” each value indication, applied a lack of marketability discount and further decreased the value per share by the dilution to the value that would be realized by a Company stockholder by virtue of the June 2006 option issuances. Between June 23, 2006 and the date of the Company’s initial public offering, several events occurred that the Company believed contributed to the increase in the fair value of the Company’s common stock. These events included, among others, the Company’s increased earnings and the Company’s ability to exceed internally projected sales targets after July 2006.

The Company estimated the volatility of its common stock at the date of grant based on the historical volatility of comparable public companies.

The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of each grant.

Expected life was calculated using the simplified method as prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. This decision was based on the lack of relevant historical data.

Accordingly, the Company computed the fair value of the options granted in June 2006, using the Black-Scholes option pricing model and the following assumptions:

Expected volatility	44.27%
Dividend yield	—
Risk-free interest rate	5.21%
Expected life (years)	6.02

Fair Value December 2006 Grants—The Company computed the fair value of the options granted in December 2006, using the Black-Scholes option pricing model and the following assumptions:

Expected volatility	42.94%
Dividend yield	—
Risk-free interest rate	4.45%
Expected life (years)	6.25

The Company estimated the volatility of its common stock at the date of grant based on the historical volatility of comparable public companies.

The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of each grant.

Expected life was calculated using the simplified method as prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. This decision was based on the lack of relevant historical data.

The following summarizes stock option transactions for the year ended December 31, 2006:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	—	$—	—	$—
Granted	2,230,000	5.77	—	—
Exercised	13,073	4.05	—	361,000
Forfeited or expired	2,500	4.05	—	—
Outstanding at December 31, 2006	2,214,427	$5.79	9.5	$58,320,000
Exercisable at December 31, 2006	241,927	$4.05	9.5	$6,788,000
Vested at December 31, 2006	241,927	$4.05	9.5	$6,788,000
Unvested at December 31, 2006	1,972,500	$6.00	9.5	$51,531,000

The total fair value of shares that vested during December 31, 2006 was $520,000.

Stock-based compensation cost was $576,000 for the year ended December 31, 2006. The portion of stock-based compensation cost included in cost of sales, sales and marketing, and general and administrative expenses in the accompanying consolidated statement of operations was $8,000, $128,000 and $440,000, respectively.

The remaining unrecognized compensation cost related to unvested awards at December 31, 2006 is $5,842,000 and the weighted-average period of time over which this cost will be recognized is 3.7 years.

The Company has not capitalized any stock-based compensation costs at December 31, 2006. There have been no modifications to stock option awards during 2006.

All unvested options at December 31, 2006 are expected to vest.

Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes was $117, 000 for 2006. This amount is treated as a financing cash flow.

16.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth certain financial information for the periods indicated. The data is prepared on the same basis as the audited consolidated financial statements. All recurring, necessary adjustments are reflected in the data below.

	Three months ended
	3/31/05	6/30/05	9/30/05	12/31/05	3/31/06	6/30/06	9/30/06	12/31/06
	(in thousands)
Consolidated Statements of Operations Data:
Net sales	$5,432	$10,656	$12,964	$14,898	$13,669	$30,927	$72,511	$71,101
Cost of sales	3,472	7,003	8,668	9,808	8,749	20,237	47,584	45,995
Gross profit	1,960	3,653	4,296	5,090	4,920	10,690	24,927	25,106
Selling, general and administrative expenses
Sales and marketing	624	1,082	1,556	1,986	1,381	2,954	4,639	4,721
General and administrative	575	855	703	853	931	1,220	1,883	2,363
Total selling, general and administrative expenses	1,199	1,937	2,259	2,839	2,312	4,174	6,522	7,084
Income from operations	761	1,716	2,037	2,251	2,608	6,516	18,405	18,022
Other expense (income)	(4)	2	78	55	1	77	324	187
Income before income taxes	765	1,714	1,959	2,196	2,607	6,439	18,081	17,835
Income taxes	264	591	675	757	912	2,254	6,294	6,328
Net income	$501	$1,123	$1,284	$1,439	$1,695	$4,185	$11,787	$11,507
Earnings per share:
Basic	$0.04	$0.08	$0.09	$0.10	$0.12	$0.27	$0.49	$0.47
Diluted	$0.02	$0.04	$0.05	$0.06	$0.07	$0.17	$0.48	$0.44
Weighted average shares outstanding:
Basic	13,989	13,989	13,989	13,989	13,989	15,435	23,904	24,720
Diluted	25,353	25,353	25,353	25,353	25,353	24,501	24,752	25,952
Other Data:
Net sales, domestic	$4,336	$8,391	$10,796	$13,050	$12,034	$27,201	$61,387	$60,725
Net sales, international	1,096	2,265	2,168	1,848	1,635	3,726	11,124	10,376
Depreciation and amortization	92	94	90	120	93	95	102	112

HEELYS, INC. AND SUBSIDIARIES.
Valuation and Qualifying Accounts and Reserves
(In thousands)

For the years ended December 31, 2004, 2005 and 2006:

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2004
Allowance for doubtful accounts	$38	$(2)	$(4)	$32
Reserve for estimated returns	117	157	(166)	108
Reserve for cooperative advertising	124	260	(200)	184
Year ended December 31, 2005
Allowance for doubtful accounts	32	104	(6)	130
Reserve for estimated returns	108	347	(242)	213
Reserve for cooperative advertising	184	518	(341)	361
Year ended December 31, 2006
Allowance for doubtful accounts	130	435	(155)	410
Reserve for estimated returns	213	1,898	(979)	1,132
Reserve for cooperative advertising	$361	$2,033	$(1,977)	$417