Form 10-Q
period 2007-03-31
Heelys, Inc.
filed 2007-05-14
CIK 1373980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

Or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                   to

Commission file number: 001-33182

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

As of March 31, 2007, there were 27,047,382 shares of  our common stock outstanding.

i

HEELYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	December 31, 2006	March 31, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$54,184	$69,082
Accounts receivable, net of allowances of $1,959 and $1,577, respectively	43,256	29,122
Inventories	6,057	10,333
Deferred income tax benefits	637	695
Prepaid and other current assets	962	753

Total current assets	105,096	109,985

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $907 and $955, respectively	393	952

PATENTS AND TRADEMARKS, net of accumulated amortization of $966 and $1,020, respectively	478	473

DEFERRED INCOME TAX BENEFITS	371	371

TOTAL ASSETS	$106,338	$111,781

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,304	$616
Commissions payable	626	477
Accrued bonus	824	271
Accrued expenses	6,737	3,242
Income taxes payable	2,866	4,420
Debt	211	—

Total current liabilities	12,568	9,026

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 75,000,000 shares authorized; 27,041,948 shares issued and outstanding as of December 31 2006 and 27,047,382 shares issued and outstanding as of March 31, 2007	27	27
Additional paid-in capital	59,795	60,329
Retained earnings	33,948	42,399
Total stockholders’ equity	93,770	102,755

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$106,338	$111,781

See notes to consolidated financial statements.

HEELYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2007

NET SALES	$13,669	$49,428

COST OF SALES	8,749	31,952

GROSS PROFIT	4,920	17,476

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
Sales and marketing	1,381	2,844
General and administrative	931	2,395
Total selling, general and administrative expense	2,312	5,239

INCOME FROM OPERATIONS	2,608	12,237

OTHER EXPENSE (INCOME)
Interest expense	5	9
Interest income	(31)	(775)
Other expense	27	—
Total other expense (income)	1	(766)
INCOME BEFORE INCOME TAXES	2,607	13,003

INCOME TAXES	912	4,552

NET INCOME	$1,695	$8,451
EARNINGS PER SHARE:
Basic	$0.12	$0.31
Diluted	$0.07	$0.30
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	13,989	27,045
Diluted	25,353	28,351

See notes to consolidated financial statements.

HEELYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2006	2007

OPERATING ACTIVITIES:
Net income	$1,695	$8,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93	102
Deferred income tax benefits	—	(58)
Stock-based compensation expense	—	456
Excess tax benefit on stock-based compensation awards	—	(56)
Changes in operating assets and liabilities:
Accounts receivable	372	14,134
Inventory	(1,867)	(4,276)
Prepaid and other current assets	166	209
Accounts payable	1,207	(731)
Commissions payable	189	(149)
Accrued bonus	(369)	(553)
Accrued expenses	931	(2,590)
Income taxes payable	462	1,610
Net cash provided by operating activities	2,879	16,549

INVESTING ACTIVITIES:
Purchase of property and equipment	(5)	(407)
Increase in patents and trademarks	(49)	(49)
Net cash used in investing activities	(54)	(456)

FINANCING ACTIVITIES:
Principal payments on short-term debt	(96)	(211)
Proceeds from exercise of stock options	—	22
Excess tax benefit on stock-based compensation awards	—	56
Costs related to initial public offering	—	(1,062)
Net cash used in financing activities	(96)	(1,195)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,729	14,898

CASH AND CASH EQUIVALENTS, beginning of period	738	54,184

CASH AND CASH EQUIVALENTS, end of period	$3,467	$69,082

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2	$6
Income taxes	$450	$3,000
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Fixed asset additions included in accounts payable / accrued expenses	$—	$200

See notes to consolidated financial statements.

HEELYS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                 BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

Business Description—Heelys, Inc. and subsidiaries (the “Company” or “Heelys”) is a designer, marketer and distributor of innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. The primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS are distributed primarily through retail stores in the United States and international wholesale distributors.

The Company initially incorporated as Heeling, Inc. in Nevada in 2000. The Company was reincorporated in Delaware in August 2006 and changed its name to Heelys, Inc. Through its general and limited partner interests, Heelys, Inc. owns 100% of Heeling Sports Limited, a Texas limited partnership, which was formed in May 2000.

Basis Of Presentation — Unaudited Interim Financial Information—The unaudited consolidated balance sheet at March 31, 2007 and December 31, 2006, the unaudited consolidated statements of operations for the three months ended March 31, 2007 and 2006, the unaudited consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 and related footnotes have been prepared in accordance with the instructions to Form 10-Q, accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, the interim data includes all adjustments (consisting of only normally recurring adjustments) necessary for a fair statement of the results for the interim periods. Operating results for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007.  The December 31, 2006 balance sheet information has been derived from the audited 2006 financial statements, but does not include all disclosures required for a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America.  For further information and additional significant accounting policies, please refer to our audited consolidated financial statements as of and for the year ended December 31, 2006 and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 15, 2007.

Accounts Receivable—Accounts receivable are stated net of allowances for estimated customer returns, markdowns and doubtful accounts of $1,959,000 and $1,577,000 at December 31, 2006 and March 31, 2007, respectively.

Recognition of Revenues—Revenues are recognized when merchandise is shipped, title passes to the customer, the customer assumes risk of loss, the collection of relevant receivables is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Title passes upon shipment or upon receipt by the customer depending on the agreement with the customer. The Company records reductions to revenue for estimated returns, including permitted returns of damaged or defective merchandise, and for all other allowances and markdowns, in accordance with Emerging Issues Task Force Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product, at the time of revenue recognition. Accordingly, the Company provided total allowances of $14,000 and $996,000 during the three months ended March 31, 2006 and 2007, respectively.

Advertising Costs—Advertising production costs are expensed the first time the advertisement is run. Media (TV and print) placement costs are expensed in the month the advertising appears. Through cooperative advertising programs, the Company reimburses its retail customers for certain of their costs of advertising the Company’s products. The Company records these costs in selling and administrative expense at the point in time when it is obligated to its customers for the costs, which is when the related revenues are recognized. This obligation may arise prior to the related advertisement being run. Total advertising and promotion expenses were

$292,000 and $892,000 during the three months ended March 31, 2006 and 2007, respectively.  Prepaid advertising and promotion expenses recorded as appropriate in prepaid and accrued expenses totaled $87,000 and $282,000 at December 31, 2006 and at March 31, 2007, respectively.

Shipping and Handling Costs—Shipping and handling costs are expensed as incurred and included in costs of sales. Shipping and handling costs included in cost of sales were $310,000 and $771,000 during the three months ended March 31, 2006 and 2007, respectively.  Shipping and handling costs billed to domestic customers are included in net sales in accordance with Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Handling Fees and Costs, and were $78,000 and $161,000 during the three months ended March 31, 2006 and 2007, respectively.

Insurance—The Company’s insurance retention is $25,000 per claim for claims incurred through May 31, 2006, and is $50,000 per claim for claims after May 31, 2006. An estimated liability is provided for current pending claims and estimated incurred-but-not-reported claims due to this retention risk. A liability for unpaid claims in the amount of $150,000 as of December 31, 2006 and March 31, 2007, is reflected in the balance sheet as an accrued expense.

2.                 EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the effects of potentially dilutive securities, which consists of preferred stock and stock options. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended March 31,
	2006	2007
Numerator—net income applicable to common stockholders	$1,695	$8,451
Denominator:
Weighted average common stock outstanding for basic earnings per share	13,989	27,045
Effect of dilutive securities:
Preferred stock	11,364	—
Stock options	—	1,306
Adjusted weighted average common stock and assumed conversions for diluted earnings per share	25,353	28,351

Potentially dilutive securities that are not included in the diluted net income per share calculation for the three months ended March 31, 2007, because they would be antidilutive, were 81,250 employee stock options outstanding as of March 31, 2007.

3.                 RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates.  Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date.  The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect SFAS 159 to have a material impact on its financial position, cash flows or results of operations.

4.                 SIGNIFICANT CUSTOMERS

Customers of the Company consist principally of domestic retail stores and international independent distributors. The customers, individually or considered as a group under common ownership, which accounted for greater than 10% of accounts receivable or 10% of net sales during the periods reflected were as follows:

	Accounts Receivable		Net Sales Three Months Ended March 31,
	December 31, 2006	March 31, 2007	2006	2007
Customer A	—%	—%	2%	15%
Customer B	15	18	16	13
Customer C	5	7	—	11
Customer D	13	7	8	5

5.                 ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	December 31, 2006	March 31, 2007
Inventory received but not invoiced	$—	$520
Marketing costs	672	55
Customer prepayments	3,266	347
Liability insurance	785	911
Professional fees	229	368
Costs related to initial public offering	1,062	—
Purchase of property and equipment	—	158
Other	723	883
Total accrued expenses	$6,737	$3,242

Included in accrued expenses at December 31, 2006 are $1.1 million of costs incurred in connection with the Company’s initial public offering which closed on December 13, 2006. These costs have been offset against the proceeds of the initial public offering resulting in a decrease in the amount of additional paid-in capital recognized.

6.                 DEBT

Revolving Credit Facility—In August 2004, the Company entered into a $3,000,000 revolving credit facility (the “Financing Agreement”).  In August 2006, the Company amended the Financing Agreement, increasing the maximum amount available to $25.0 million. This maximum amount decreased to $10.0 million on January 1, 2007.  On February 7, 2007, the Company amended the Financing Agreement to (a) decrease the maximum amount available to $2.0 million, (b) eliminate the 0.25% non-usage fee and (c) eliminate other terms, including terms requiring the Company to provide monthly reports regarding the Company’s inventory and accounts receivable. The facility will expire in June 2007. Borrowings are subject to certain limitations, primarily based upon 85% of eligible accounts receivable and 50% of eligible inventory not to exceed the amount advanced on eligible accounts receivable. Indebtedness under the Financing Agreement bears interest at a floating rate of interest based on either the prime rate quoted by JPMorgan Chase Bank, N.A. or an adjusted LIBOR rate. There were no outstanding borrowings under this revolving credit facility at December 31, 2006. There were no borrowings under this revolving credit facility during the three months ended March 31, 2007.

Accounts receivable and inventory are pledged as collateral under the Financing Agreement. The Company is subject to compliance with certain covenants under the Financing Agreement, including minimum levels of net worth and minimum interest coverage ratios. The Company is not permitted under the Financing Agreement to pay dividends or make distributions.

Promissory Note—During 2006, the Company signed an agreement with a commercial finance company to finance the payment of its commercial general liability and umbrella premiums. The agreement provided for an initial payment of a portion of the premium, with the remaining principal balance plus interest to be paid in monthly installments. Interest accrued at 6.29% on the unpaid balance of $211,000 at December 31, 2006. Prepaid premiums from the insurance policies financed are pledged as collateral under the promissory notes.  This promissory note was paid-in-full during the first quarter of 2007.

7.                 COMMITMENTS AND CONTINGENCIES

Leases—Effective February 1, 2005, the Company entered into an operating lease whereby the Company leases office space for 10 years with renewal options. On February 27, 2006, the Company signed an amendment to its lease for additional warehouse space for the duration of the lease term. The Company also leases certain equipment under a cancelable operating lease.

Future minimum rental payments under the lease are as follows (in thousands):

Years Ending December 31,
2007	$189
2008	189
2009	189
2010	197
2011	209
Thereafter	768
$1,741

Rent expense was $39,000 and $46,000 for the three months ended 2006 and 2007, respectively.

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

8.                 INCOME TAXES

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”). The Company adopted the provisions of FIN 48 effective January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Tax years 2003 through 2006 are subject to examination by the taxing authorities.  There are no income tax examinations currently in process.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company had received an assessment for interest and/or penalties, interest has been classified in the financial statements as interest expense and penalties as selling, general and administrative expense.

9.                 STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2007, additional paid-in capital increased by $534,000.  Of this increase, $456,000 resulted from the recording of non-cash stock-based compensation expense, $22,000 resulted from the exercise of 5,434 stock options and $56,000 resulted from the recognition of tax benefits from stock-based compensation deductions in excess of amounts reported for financial reporting purposes.

10.          STOCK-BASED COMPENSATION

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

In March 2007, the Company granted 22,592 incentive and 2,408 nonqualified stock options at an exercise price of $31.76.  Exercise price was equal to the closing trading price of the underlying common stock at the grant date.   The options granted in March 2007 vest and become exercisable in four equal cumulative installments on each successive anniversary date of the grant and have a contractual term of ten years.

The Company computed the fair value of the options granted in March 2007, using the Black-Scholes option pricing model and the following assumptions:

Expected volatility	41.74%
Dividend yield	—
Risk-free interest rate	4.46%
Expected life (years)	6.25

The Company estimated the volatility of the underlying common stock at the date of grant based on the historical volatility of comparable public companies.

The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of each grant.

Expected life was calculated using the simplified method as prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. This decision was based on the lack of relevant historical data.

The following summarizes stock option transactions for the three months ended March 31, 2007:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,214,427	$5.79	—	$—
Granted	25,000	31.76	—	—
Exercised	5,434	4.05	—	173,000
Forfeited or expired	6,771	14.59	—	—
Outstanding at March 31, 2007	2,227,222	$6.06	9.3	$52,100,000
Exercisable at March 31, 2007	363,770	$4.05	9.2	$9,200,000
Vested at March 31, 2007	363,770	$4.05	9.2	$9,200,000
Unvested at March 31, 2007	1,863,452	$6.45	9.3	$42,900,000

The total fair value of shares that vested during the three months ended March 31, 2007 was $260,000.

Stock-based compensation cost was $456,000 for the three months ended March 31, 2007. The portion of stock-based compensation cost included in cost of sales, sales and marketing, and general and administrative expenses in the accompanying consolidated statement of operations was $56,000, $139,000 and $261,000, respectively.

The remaining unrecognized compensation cost related to unvested awards at March 31, 2007 is $5,700,000 and the weighted-average period of time over which this cost will be recognized is 3.4 years.

The Company has not capitalized any stock-based compensation costs at March 31, 2007.

There have been no modifications to stock option awards during the three months ended March 31, 2007.

All unvested options at March 31, 2007 are expected to vest.

Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes was $56,000 for the three months ended March 31, 2007. This amount is treated as a financing cash flow.

10.          SUBSEQUENT EVENTS

On May 7, 2007, the Company filed a registration statement with the Securities and Exchange Commission for the proposed offering of 8,000,000 shares of common stock held by certain of the Company’s stockholders.  The selling stockholders identified in the registration statement have granted the underwriters of the proposed offering a 30-day option to purchase up to an additional 1,200,000 shares. The Company will not receive any proceeds from the sale of these shares.

Item 2.                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management as well as management’s assumptions and beliefs. These forward-looking statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, and those set forth in Part II, “Item 1A. Risk Factors” of this report may affect our performance and results of operations.  Investors are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

Overview

We are a designer, marketer and distributor of innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. Our primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS-wheeled footwear allows the user to seamlessly transition from walking or running to skating by shifting weight to the heel. Users can transform HEELYS-wheeled footwear into street footwear by removing the wheel. For the three months ended March 31, 2006 and 2007, approximately 98% of our net sales were derived from the sale of our HEELYS-wheeled footwear. We also sell branded accessories such as replacement wheels, helmets and other protective gear, and a limited variety of apparel items.

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

General

Net Sales

Net sales represent primarily sales of HEELYS-wheeled footwear, less an estimated reserve for sales returns, allowances and discounts.  A small portion of our net sales is derived from the sale of accessories such as replacement wheels, helmets and other protective gear and a limited variety of apparel items. Amounts billed to domestic customers for shipping and handling are included in net sales.

We sell our products through distribution channels that merchandise our products in a manner that we believe enhances and protects our HEELYS brand image. Domestically, our products can be found in full-line sporting goods retailers, specialty apparel and footwear retailers and select department stores and online retailers.   As of March 31, 2007, our customer base of retail customers in the United States included more than 850 accounts that operated more than 7,400 stores. Based on communications with these customers, we believe that as of March 31, 2007, our HEELYS-wheeled footwear was offered for sale in more than 5,700 of these stores.  For the three months ended March 31, 2007, 80.8% of our net sales were derived from domestic retail customers. Internationally, our products are sold to 27 independent distributors with exclusive rights to specified territories.  Sales to our independent distributors are denominated in U.S. dollars.  For the three months ended March 31, 2007, the United Kingdom accounted for 14.8% of our total net sales.  No country, other than the United States and the United Kingdom, accounted for 10% or more of our net sales for the three months ended March 31, 2007.

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

We source all of our products and accessories from manufacturers located in China, Indonesia and South Korea.  Our product costs are largely driven by the prices we negotiate with our independent manufacturers.  Each season, we negotiate a unit price for each model of HEELYS-wheeled footwear.  Factors that influence these prices include raw materials and labor costs and foreign exchange rates. We pay our independent sourcing agent a commission equal to a specified percentage of our per unit cost, with the percentage decreasing when our annual purchases exceed a predetermined unit volume threshold.  We believe that our sourcing model allows us to minimize our capital investment, retain the production flexibility, cost-effectiveness and scalability inherent in the use of independent manufacturers and focus our resources on developing new products and enhancing our HEELYS brand image.  In December 2006, we hired a Vice President — Sourcing, located in China, to manage our relationship with our independent sourcing agent and manufacturers.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of wages and related payroll and employee benefit costs, sales and marketing expenses, advertising costs, travel and insurance expenses, product development costs, costs to enforce our intellectual property rights, depreciation, amortization, professional fees, facility expenses and costs associated with operating as a public company.

We adopted SFAS No. 123(R) effective January 1, 2006.  SFAS No. 123(R) requires the measurement of compensation cost of stock-based compensation awards based on the estimated fair value of that award on the date of grant.  We recognize this compensation cost using the straight-line method over the period during with the employee is required to provide service in exchange for the award — the requisite service period.  No compensation cost is recognized for awards for which the employee does not render the required service.  If the requisite service is not provided, all previously recognized compensation cost is reversed.  For all awards granted to-date, the requisite service period is the same as the vesting period of the award. For the three months ended March 31, 2007, we recognized $456,000 of stock-based compensation cost of which $139,000 is included in sales and marketing expense and $261,000 is included in general and administrative expense.  The balance, $56,000, is included in cost of sales.  We did not grant any stock-based compensation awards prior to June 2006.

We expect that our selling, general and administrative expenses will continue to increase in future periods as we continue to hire additional personnel, develop our infrastructure, increase our brand recognition through marketing, increase our product development efforts, secure and enforce our intellectual property rights and incur additional expenses associated with operating as a public company, including compliance with the Sarbanes-Oxley Act of 2002.

Income Taxes

We operate through Heeling Sports Limited, a Texas limited partnership, and, accordingly, have not incurred significant amounts of Texas franchise taxes. Texas recently passed legislation amending its franchise tax law. We do not expect this change in the Texas franchise tax law to have a material impact on our effective tax rate.

Results of Operations

	Three Months Ended March 31,
	2006	2007
Net sales	100.0%	100.0%
Cost of sales	64.0	64.6
Gross profit	36.0	35.4
Selling, general and administrative expenses
Sales and marketing	10.1	5.8
General and administrative	6.8	4.8
Total selling, general and administrative expenses	16.9	10.6
Income from operations	19.1	24.8
Other expense (income), net	—	(1.5)
Income before income taxes	19.1	26.3
Income taxes	6.7	9.2
Net income	12.4%	17.1%

Comparison of the Three Months Ended March 31, 2007 and Three Months Ended March 31, 2006

Net sales.   Net sales increased $35.8 million, or 261.6%, to $49.4 million for the three months ended March 31, 2007 from $13.7 million for the three months ended March 31, 2006. This increase was primarily the result of higher unit sales of our HEELYS-wheeled footwear, which increased by 1.3 million pairs, or 290.8%, to 1.7 million pairs for the three months ended March 31, 2007 from 434,000 pairs for the three months ended March 31, 2006, partially offset by a lower average selling price due to product mix. For the three months ended 2007, 80.8% of our net sales were derived from domestic retail customers, compared to 88.0% for the three months ended March 31, 2006. Domestically, our net sales increased $27.9 million, or 231.9%, to $39.9 million for the three months ended March 31, 2007 from $12.0 million for the three months ended March 31, 2006. This increase was primarily the result of higher unit sales of our HEELYS-wheeled footwear to existing and new retail customers, which increased by 954,000 pairs, or 254.0%, to 1.3 million pairs for the three months ended March 31, 2007 from 375,000 pairs for the three months ended March 31, 2006. Internationally, our net sales increased $7.8 million, or 480.2%, to $9.5 million for the three months ended March 31, 2007, compared to $1.6 million for the three months ended March 31, 2006.

Gross profit.   Gross profit increased $12.6 million to $17.5 million for the three months ended March 31, 2007 from $4.9 million for the three months ended March 31, 2006. Our gross margin was 35.4% for the three months ended March 31, 2007 compared to 36.0% for the three months ended March 31, 2006.   The decrease in gross margin was attributed to an increase in our estimated reserves for returns and co-op advertising and marketing discretionary fund allowances of 1.5% of our net sales.  This increase was offset by reduced costs of 0.4% of net sales related to reduced freight costs and 0.3% of net sales related to efficiencies in operating our distribution center.

Sales and marketing expense.   Sales and marketing expense increased $1.5 million to $2.8 million for the three months ended March 31, 2007 from $1.4 million for the three months ended March 31, 2006. This increase was primarily the result of a $510,000 increase in sales commissions related to our increased domestic net sales partially offset by a decrease in commission rates, a $284,000 increase in co-op advertising resulting from  increased sales, a $198,000 increase in payroll and payroll related expenses resulting from an increase in the number of employees to support the growth of our company, a $143,000 increase in point-of-sale marketing efforts and $139,000 in stock-based compensation costs. Although the dollar amount of sales and marketing expense increased, sales and marketing expense as a percentage of net sales decreased to 5.8% for the three months ended March 31, 2007 from 10.1% for the three months ended March 31, 2006.

General and administrative expense.   General and administrative expense increased $1.5 million to $2.4 million for the three months ended March 31, 2007 from $931,000 for the three months ended March 31, 2006. This increase was the result of $548,000 in costs directly attributable to our status as a public company after the completion of our initial public offering in December 2006, a $320,000 increase in payroll and related employee costs resulting from an increase in headcount, $261,000 in stock-based compensation costs, $220,000 in legal fees to enforce our intellectual property and a $162,000 increase in our product liability insurance premiums due to increased sales volume, partially offset by a $148,000 reduction in our provision for doubtful accounts from December 31, 2006 to March 31, 2007.  Although the dollar amount of general and administrative expense increased, as a percentage of net sales, general and administrative expense decreased to 4.8% for the three months ended March 31, 2007 from 6.8% for the three months ended March 31, 2006.

Operating income.   As a result of the above factors, operating income increased $9.6 million to $12.2 million for the three months ended March 31, 2007 from $2.6 million for the three months ended March 31, 2006. As a percentage of net sales, operating income increased to 24.8% for the three months ended March 31, 2007 from 19.1% for the three months ended March 31, 2006.

Income taxes.   Income taxes were $4.6 million for the three months ended March 31, 2007, representing an effective income tax rate of 35.4%, compared to $912,000 for the three months ended March 31, 2006, representing an effective income tax rate of 35.0%.  We currently expect our effective tax rate to be approximately 35.4% for the fiscal year ended December 31, 2007.

Net income.   As a result of the above factors, net income was $8.5 million for the three months ended March 31, 2007 compared to $1.7 million for the three months ended March 31, 2006. As a percentage of net sales, net income increased to 17.1% for the three months ended March 31, 2007 from 12.4% for the three months ended March 31, 2006.

Liquidity and Capital Resources

Our primary cash need is for working capital, which we generally finance with cash flow from operating activities. In December 2006, we completed an initial public offering of our common stock. The net proceeds to us were approximately $58.8 million, after deducting an aggregate of $4.6 million in underwriting discounts and commissions and $2.2 million in other expenses incurred in connection with the offering. As of March 31, 2007, we used $8.5 million of these proceeds to repay amounts outstanding under our revolving credit facility and $11.5 million for working capital purposes. We intend to use the remaining proceeds to fund infrastructure improvements, including expanding and upgrading our information technology systems; hiring new employees; marketing and advertising programs; product development; working capital needs; and other general corporate purposes. These sources of liquidity may be impacted by fluctuations in demand for our products, investments in our infrastructure and expenditures on marketing and advertising.

The table below sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Three Months Ended March 31,
	2006	2007
	(in thousands)
Cash and cash equivalents at beginning of period	$738	$54,184
Cash provided by operating activities	2,879	16,549
Cash used in investing activities	(54)	(456)
Cash used in financing activities	(96)	(1,195)
Cash and cash equivalents at end of period	$3,467	$69,082

Cash flow from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation and amortization, deferred income taxes, stock-based compensation expense, tax impact of stock-based compensation awards and the effect of changes in operating assets and liabilities, principally including accounts receivable, inventory, accounts payable and accrued expenses.

For the three months ended March 31, 2007, cash provided by operating activities was $16.5 million compared to $2.9 million for the three months ended March 31, 2006.  Cash provided by operating activities for the three months ended March 31, 2007 consisted primarily of  net income, adjusted for non-cash items, and a decrease in net working capital of $7.7 million.  The decrease in net working capital for the three months ended March 31, 2007 was primarily due to a decrease of $14.1 million in accounts receivable which was the result of seasonality fluctuations and an increase of $1.6 million in income taxes payable resulting from an increase in the liability for the current period provision offset by estimated tax payments, partially offset by an increase in inventory of $4.3 million primarily due to increased inventory in transit at March 31, 2007 and a $4.0 million decrease in accounts payable and accrued expenses which was primarily the result of a $2.9 million decrease in amounts received from customers or credits due to customers in excess of invoices they owe us, which are included in accrued expenses.

Investing activities relate primarily to investments in intangible assets and capital expenditures. Investments in intangible assets are amounts we capitalize related to the acquisition and enforcement of our patents and trademarks. Capital expenditures are primarily related to leasehold improvements, furniture and fixtures, computer equipment, warehouse equipment and product molds and designs.  For the three months ended March 31, 2007, cash used in investing activities was $456,000 compared to $54,000 for the three months ended March 31, 2006. This $402,000 increase in cash used was mainly due to the leasehold improvements to our corporate headquarters to expand our office space and purchases of office equipment and furniture and fixtures to accommodate increased headcount.  Additionally, during the three months ended March 31, 2007, we began to expand and upgrade our information technology systems to support recent growth.

Financing activities related primarily to repayments under promissory notes we executed to finance the payment of certain of our insurance premiums, the exercise of stock options and the excess tax benefit on stock-based compensation awards.  For the three months ended March 31, 2007, net cash used in financing activities was $1.2 million. This was primarily the result of the payment of $1.1 million of liabilities incurred in connection with our initial public offering, which we closed in December 2006, and principal payments on our promissory notes of $211,000 offset by $22,000 in cash provided by the exercise of stock options.  For the three months ended March 31, 2006, net cash used in financing activities was $96,000 which was due to principal payments on the promissory notes we executed to finance certain of our insurance policies.

We believe that our cash flow from operating activities and borrowings available to us under our revolving credit facility, together with the net proceeds from the initial public offering for our common stock, will be sufficient to meet our liquidity needs and capital expenditure requirements for at least the next 12 months.

Revolving Credit Facility

On August 20, 2004, we entered into a $3.0 million revolving credit facility with a predecessor of JPMorgan Chase Bank, N.A. On August 28, 2006, we amended this revolving credit facility, increasing our maximum amount available to $25.0 million. In December 2006, we repaid all amounts outstanding under this revolving credit facility with a portion of the proceeds from our initial public offering. The maximum amount available under our revolving credit facility was decreased to $10.0 million on January 1, 2007 and on February 7, 2007, we amended our revolving credit facility to (a) decrease the maximum amount available to $2.0 million, (b) eliminate the 0.25% non-usage fee and (c) eliminate certain other terms, including terms requiring us to provide monthly reports regarding our inventory and accounts receivable. This revolving credit facility expires on June 30, 2007. Borrowings are subject to certain limitations, primarily based upon 85% of eligible accounts receivable and 50% of eligible inventory. Accounts receivable, inventory and general intangibles other than our patents and trademarks are pledged as collateral for our revolving credit facility and we are subject to compliance with certain covenants, including maintaining a minimum level of net worth of at least $7.0 million as of the end of each fiscal quarter and a minimum interest coverage ratio of 2.5 to 1.0. Our revolving credit facility also prohibits us from, among other things, incurring indebtedness for borrowed money, guaranteeing the obligations of another person or entity, creating or permitting any liens on our assets, paying dividends or making other distributions to our stockholders. Currently, we are in compliance with these covenants. Indebtedness under our revolving credit facility bears interest at a floating rate of interest based on either the prime rate quoted by JPMorgan Chase Bank, N.A. or an adjusted LIBOR rate. There were no outstanding borrowings under our credit facility at December 31, 2006. There were no borrowings under the revolving credit facility during the three months ended March 31, 2007.   An irrevocable standby letter of credit in the amount of $50,000 is outstanding under our revolving credit facility in favor of the landlord for our corporate headquarters. The landlord may draw upon this letter of credit if we are in default under the lease. The letter of credit expires on March 1, 2008.

Contractual Obligations and Commercial Commitments

As of March 31, 2007, there were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Seasonality

Similar to other vendors of footwear products, sales of our products are subject to seasonality. There are three major buying seasons in footwear: spring/summer, back-to-school and holiday. Shipments for spring/summer take place during the first quarter and early weeks of the second quarter, shipments for back-to-school generally begin in May and finish in late August and shipments for the holiday season begin in October and finish in early December. Historically, we have experienced greater revenues in the second half of the year than those in the first half due to a concentration of shopping around the back-to-school and holiday seasons.  In 2006, due to the growth of our business and the delays we experienced from our independent manufacturers, we experienced a higher percentage of net sales in the third quarter in comparison to the total year than we experienced in the past, as many orders were delayed from the second quarter to the third quarter, thereby causing the second quarter to be lower than normal and the third quarter to be higher than normal. In 2006, we estimate that approximately $20 million of net sales shifted from the second quarter to the third quarter due to late shipments.  Our first quarter has typically been our lowest sales quarter. Although weather is a factor in our seasonality, it is difficult to measure its impact. Results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Vulnerability Due to Customer Concentration

For the three months ended March 31, 2007, Shiner Ltd (our distributor in the United Kingdom), The Sports Authority and Finish Line represented 14.8%, 13.4% and 10.7% of our net sales, respectively.  For the three months ended March 31, 2006, The Sports Authority accounted for 16.2% of our net sales.  No other retail customer or independent distributor accounted for 10% or more of our net sales in any of these periods. We anticipate that our net sales may remain concentrated for the foreseeable future. If any of our significant retail customers or independent distributors decreases its purchases of our products or stops purchasing our products our net sales and results of operations could be adversely affected.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidate financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure at the date of our financial statements. We continually evaluate our estimates and judgments, including those related to net sales, intangible assets and stock compensation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results or changes in the estimates or other judgments of matters inherently uncertain that are included within these accounting policies could result in a significant change to the information presented in the consolidated financial statements. We believe that the following discussion addresses the critical accounting policies that are necessary to understand and evaluate our reported consolidated financial results.

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

Income Tax.   We estimate what our effective tax rate will be for the full year and record a quarterly income tax expense in accordance with the anticipated effective annual tax rate. As the year progresses, we continually refine our estimate based upon actual events and income before income taxes by jurisdiction during the year. This process may result in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax expense during the quarter in which the change in estimate occurs so that the year-to-date expense equals the expected annual rate. Texas recently passed legislation overhauling its franchise tax law. We do not expect this change in the Texas franchise law to have a material impact on our effective tax rate.

Stock-Based Compensation.   We account for stock-based compensation in accordance with SFAS No. 123(R), which requires the measurement of compensation cost based on the estimated fair value of the award on the date of grant. We recognize that cost using the straight-line method over the period during which an employee is required to provide service in exchange for the award—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We determine the grant-date fair value of employee stock options using the Black-Scholes option-pricing model. The amount of compensation expense recognized will depend upon numerous factors and estimates, including the number and vesting period of option grants, the publicly traded price of our common stock, the estimated volatility of our common stock price, estimates of the timing and volume of exercises and forfeitures of the options and fluctuations in future interest and income tax rates.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates.  Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date.  The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect SFAS No. 159 to have a material impact on its financial position, cash flows or results of operations.

Item 3.                         Quantitative and Qualitative Disclosures about Market Risk

We have a $2.0 million revolving credit facility with JPMorgan Chase Bank, N.A. that will expire on June 30, 2007. As of December 31, 2006 and as of March 31, 2007, there were no outstanding borrowings under this facility. To the extent we borrow under our revolving credit facility, which bears interest at floating rates based either on the prime rate quoted by JPMorgan Chase Bank, N.A. or an adjusted LIBOR rate, we are exposed to market risk related to changes in interest rates. If applicable interest rates were to increase by 100 basis points, for every $1.0 million outstanding under our revolving credit facility, our income before income taxes would be reduced by approximately $10,000 per year. We are not party to any derivative financial instruments.

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

Item 4T.                 Controls and Procedures

Based on their evaluation, as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective.  There were no changes in our internal controls that occurred during the last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                         Legal Proceedings

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

Item 1A.                Risk Factors

Our Annual Report on Form10-K for the year ended December 31, 2006 contains risks which could materially affect our business, financial condition and future results.  The risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K have not materially changed.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or results of operations.

Item 2.                         Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the period covered by this Quarterly Report on Form 10-Q, we did not sell or issue any unregistered equity securities.

Use of Proceeds

On December 13, 2006, we completed the initial public offering of our common stock pursuant to a Registration Statement (File No. 333-137046) that was declared effective by the Securities and Exchange Commission on December 7, 2006.  In that offering we sold a total of 3,125,000 shares of our common stock and selling stockholders sold 4,263,750 shares of our common stock, which included 963,750 shares resulting from the exercise of the underwriters’ over-allotment option. All common stock registered under that registration statement were sold at a price to the public of $21.00 per share. We did not receive any proceeds from the selling stockholders’ sale of their shares.

The net proceeds to us from the offering were approximately $58.8 million, after deducting underwriting discounts and commissions and other expenses incurred in connection with the offering. As of March 31, 2007, we had used $8.5 million of these proceeds to repay amounts outstanding under our revolving credit facility and $11.5 million for working capital purposes ($8.5 million in December 2006 and the remaining $3.0 million in March 2007).  We intend to use the remaining proceeds to fund infrastructure improvements, including expanding and upgrading our information technology systems; hiring new employees; marketing and advertising programs; product development; working capital needs; and other general corporate purposes.

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

Item 6.                         Exhibits

Exhibit No.	Description

10.1	Heelys, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 17, 2007).

10.2

First Amendment to the Amended and Restated Employment Agreement, Including Agreement to Arbitrate, Noncompetition Agreement and Nondisclosure Agreement, dated as of April 11, 2007, between Michael G. Staffaroni and Heelys, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on April 17, 2007).

10.23

First Amendment to the Employment Agreement, Including Agreement to Arbitrate, Noncompetition Agreement and Nondisclosure Agreement, dated as of April 11, 2007, between Patrick F. Hamner and Heelys, Inc. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on April 17, 2007).

10.24

First Amendment to the Amended and Restated Employment Agreement, Including Agreement to Arbitrate, Noncompetition Agreement and Nondisclosure Agreement, dated as of April 11, 2007, between Michael W. Hessong and Heelys, Inc. (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on April 17, 2007).

10.25

First Amendment to the Amended and Restated Employment Agreement, Including Agreement to Arbitrate, Noncompetition Agreement and Nondisclosure Agreement, dated as of April 11, 2007, between Charles D. Beery and Heelys, Inc. (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on April 17, 2007).

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Michael G. Staffaroni, Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Michael W. Hessong, Chief Financial Officer.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEELYS, INC.

Date: May 14, 2007	By:	/s/ MICHAEL G. STAFFARONI
Michael G. Staffaroni
Chief Executive Officer

HEELYS, INC.

Date: May 14, 2007	By:	/s/ MICHAEL W. HESSONG
Michael W. Hessong
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Heelys, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 17, 2007).

10.2

First Amendment to the Amended and Restated Employment Agreement, Including Agreement to Arbitrate, Noncompetition Agreement and Nondisclosure Agreement, dated as of April 11, 2007, between Michael G. Staffaroni and Heelys, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on April 17, 2007).

10.23

First Amendment to the Employment Agreement, Including Agreement to Arbitrate, Noncompetition Agreement and Nondisclosure Agreement, dated as of April 11, 2007, between Patrick F. Hamner and Heelys, Inc. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on April 17, 2007).

10.24

First Amendment to the Amended and Restated Employment Agreement, Including Agreement to Arbitrate, Noncompetition Agreement and Nondisclosure Agreement, dated as of April 11, 2007, between Michael W. Hessong and Heelys, Inc. (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on April 17, 2007).

10.25

First Amendment to the Amended and Restated Employment Agreement, Including Agreement to Arbitrate, Noncompetition Agreement and Nondisclosure Agreement, dated as of April 11, 2007, between Charles D. Beery and Heelys, Inc. (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on April 17, 2007).

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Michael G. Staffaroni, Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Michael W. Hessong, Chief Financial Officer.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.