Form 10-Q
period 2007-06-30
Heelys, Inc.
filed 2007-08-14
CIK 1373980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

As of July 31, 2007, there were 27,062,023 shares of our common stock outstanding.

i

HEELYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	December 31, 2006	June 30, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$54,184	$53,071
Accounts receivable, net of allowances of $1,959 and $2,344, respectively	43,256	47,570
Inventories	6,057	22,677
Deferred income tax benefits	637	695
Prepaid and other current assets	962	1,703

Total current assets	105,096	125,716

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $907 and $1,009, respectively	393	968

PATENTS AND TRADEMARKS, net of accumulated amortization of $966 and $1,075, respectively	478	509

DEFERRED INCOME TAX BENEFITS	371	371

TOTAL ASSETS	$106,338	$127,564

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,304	$3,553
Commissions payable	626	824
Accrued bonus	824	739
Accrued expenses	6,737	4,489
Income taxes payable	2,866	1,842
Debt	211	—

Total current liabilities	12,568	11,447

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 75,000,000 shares authorized; 27,041,948 shares issued and outstanding as of December 31, 2006 and 27,062,023 shares issued and outstanding as of June 30, 2007	27	27
Additional paid-in capital	59,795	60,933
Retained earnings	33,948	55,157
Total stockholders’ equity	93,770	116,117

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$106,338	$127,564

See notes to consolidated financial statements.

HEELYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007

NET SALES	$30,927	$74,310	$44,596	$123,738

COST OF SALES	20,237	47,983	28,986	79,935

GROSS PROFIT	10,690	26,327	15,610	43,803

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Sales and marketing	2,954	3,915	4,335	6,724
General and administrative	1,220	3,334	2,151	5,764
Total selling, general and administrative expenses	4,174	7,249	6,486	12,488

INCOME FROM OPERATIONS	6,516	19,078	9,124	31,315

OTHER EXPENSE (INCOME)
Interest expense	64	15	68	23
Interest income	(11)	(749)	(41)	(1,523)
Other expense	24	—	51	—
Total other expense (income)	77	(734)	78	(1,500)
INCOME BEFORE INCOME TAXES	6,439	19,812	9,046	32,815

INCOME TAXES	2,254	7,054	3,166	11,606

NET INCOME	$4,185	$12,758	$5,880	$21,209
EARNINGS PER SHARE:
Basic	$0.27	$0.47	$0.40	$0.78
Diluted	$0.17	$0.45	$0.24	$0.75
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	15,435	27,055	14,716	27,050
Diluted	24,501	28,328	24,924	28,338

See notes to consolidated financial statements.

HEELYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2006	2007

OPERATING ACTIVITIES:
Net income	$5,880	$21,209
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	188	216
Deferred income tax benefits	—	(58)
Stock-based compensation expense	—	868
Excess tax benefit on stock-based compensation awards	—	(189)
Loss on disposal of property and equipment	—	15
Changes in operating assets and liabilities:
Accounts receivable	(10,360)	(4,314)
Inventory	(6,761)	(16,620)
Prepaid and other current assets	(1,178)	(741)
Accounts payable	3,658	2,249
Commissions payable	458	198
Accrued bonus	(228)	(85)
Accrued expenses	3,613	(1,186)
Income taxes payable	916	(835)
Net cash (used in) provided by operating activities	(3,814)	727

INVESTING ACTIVITIES:
Purchase of property and equipment	(170)	(697)
Increase in patents and trademarks	(73)	(140)
Net cash used in investing activities	(243)	(837)

FINANCING ACTIVITIES:
Purchase of treasury stock	(4,000)	—
Net borrowings on revolving credit facility	2,832	—
Proceeds from issuance of short-term debt	4,958
Principal payments on short-term debt	(196)	(211)
Proceeds from exercise of stock options	—	81
Excess tax benefit on stock-based compensation awards	—	189
Costs related to initial public offering	—	(1,062)
Net cash provided by (used in) financing activities	3,594	(1,003)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(463)	(1,113)

CASH AND CASH EQUIVALENTS, beginning of period	738	54,184

CASH AND CASH EQUIVALENTS, end of period	$275	$53,071

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$10	$6
Income taxes	$2,250	$12,500
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Conversion of Series B redeemable preferred stock into common stock	$125	$—

See notes to consolidated financial statements.

HEELYS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.        BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

Business Description — Heelys, Inc. and subsidiaries (the “Company” or “Heelys”) is a designer, marketer and distributor of innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. The primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS are distributed primarily through retail stores in the United States and international wholesale distributors.

The Company initially incorporated as Heeling, Inc. in Nevada in 2000. The Company was reincorporated in Delaware in August 2006 and changed its name to Heelys, Inc. Through its general and limited partner interests, Heelys, Inc. owns 100% of Heeling Sports Limited, a Texas limited partnership, which was formed in May 2000.

Basis Of Presentation — Unaudited Condensed Interim Consolidated Financial Information — The unaudited condensed consolidated balance sheet at June 30, 2007 and December 31, 2006, the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 and related footnotes have been prepared in accordance with the instructions to Form 10-Q, accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, the interim data includes all adjustments (consisting of only normally recurring adjustments) necessary for a fair statement of the results for the interim periods. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007.  The December 31, 2006 condensed consolidated balance sheet information has been derived from the audited 2006 consolidated financial statements, but does not include all disclosures required for a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America.  For further information and additional significant accounting policies, please refer to our audited consolidated financial statements as of and for the year ended December 31, 2006 and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 15, 2007.

Accounts Receivable —Accounts receivable are stated net of allowances for estimated customer returns, markdowns and doubtful accounts of $1,959,000 and $2,344,000 at December 31, 2006 and June 30, 2007, respectively.

Recognition of Revenues —Revenues are recognized when merchandise is shipped, title passes to the customer, the customer assumes risk of loss, the collection of relevant receivables is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Title passes upon shipment or upon receipt by the customer depending on the agreement with the customer. The Company records reductions to revenue for estimated returns, including permitted returns of damaged or defective merchandise, and for all other allowances and markdown assistance, in accordance with Emerging Issues Task Force Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product , at the time of revenue recognition. Accordingly, the Company provided total allowances of $773,000 and $2,809,000 during the three months ended June 30, 2006 and 2007, respectively, and $787,000 and $3,805,000 during the six months ended June 30, 2006 and 2007, respectively.

Advertising Costs —Advertising production costs are expensed the first time the advertisement is run. Media (TV and print) placement costs are expensed in the month the advertising appears. Through cooperative advertising programs, the Company reimburses its retail customers for certain of their costs of advertising the Company’s products. The Company records these costs in selling and administrative expense at the point in time when it is obligated to its customers for the costs, which is when the related revenues are recognized. This obligation may arise prior to the related advertisement being run. Total advertising and promotion expenses were $953,000 and $1,225,000 during the three months ended June 30, 2006 and 2007, respectively, and $1,244,000 and $2,117,000 during the six months ended June 30, 2006 and 2007, respectively.   Prepaid advertising and promotion expenses recorded as appropriate in prepaid totaled $87,000 and $99,000 at December 31, 2006 and at June 30, 2007, respectively.

Shipping and Handling Costs —Shipping and handling costs are expensed as incurred and included in costs of sales. Shipping and handling costs included in cost of sales were $1,007,000 and $1,375,000 during the three months ended June 30, 2006 and 2007, respectively, and $1,317,000 and $2,146,000 during the six months ended June 30, 2006 and 2007, respectively.  Shipping and handling costs billed to domestic customers are included in net sales in accordance with Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Handling Fees and Costs, and were $189,000 and $234,000 during the three months ended June 30, 2006 and 2007, respectively, and $267,000 and $394,000 during the six months ended June 30, 2006 and 2007, respectively.

Insurance —The Company’s insurance retention is $25,000 per claim for claims incurred through May 31, 2006, and is $50,000 per claim for claims after May 31, 2006. An estimated liability is provided for current pending claims and estimated incurred-but-not-reported claims due to this retention risk. A liability for unpaid claims in the amount of $150,000 as of December 31, 2006 and June 30, 2007, is reflected in the balance sheet as an accrued expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Numerator—net income applicable to common stockholders	$4,185	$12,758	$5,880	$21,209
Denominator:
Weighted average common stock outstanding for basic earnings per share	15,435	27,055	14,716	27,050
Effect of dilutive securities:
Preferred stock	9,066	—	10,208	—
Stock options	—	1,273	—	1,288
Adjusted weighted average common stock and assumed conversions for diluted earnings per share	24,501	28,328	24,924	28,338

Options to purchase 80,000 and 68,750 shares of common stock for three and six months ended June 30, 2007, respectively, and 2.0 million shares of common stock for the three and six months ended June 30, 2006, were not included in the computation of diluted net income per share because the effect of their inclusion would be anti-dilutive.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 , (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates.  Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date.  The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect SFAS 159 to have a material impact on its financial position, cash flows or results of operations.

4.        SIGNIFICANT CUSTOMERS

Customers of the Company consist principally of domestic retail stores and international independent distributors. The customers, individually or considered as a group under common ownership, which accounted for greater than 10% of accounts receivable or 10% of net sales during the periods reflected were as follows:

	Accounts Receivable		Net Sales Three Months Ended June 30,		Net Sales Six Months Ended June 30,
	December 31, 2006	June 30, 2007	2006	2007	2006	2007
Customer A	13%	14%	15%	14%	13%	11%
Customer B	5	15	1	17	1	15
Customer C	15	8	15	8	15	10
Customer D	5	12	4	9	5	8

5.        ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	December 31, 2006	June 30, 2007
Inventory received but not invoiced	$—	$397
Marketing costs	672	632
Customer prepayments	3,266	1,455
Property and liability insurance	785	503
Professional fees	229	483
Costs related to initial public offering	1,062	—
Other	723	1,019
Total accrued expenses	$6,737	$4,489

Included in accrued expenses at December 31, 2006 are $1.1 million of costs incurred in connection with the Company’s initial public offering which closed on December 13, 2006. These costs have been offset against the proceeds of the initial public offering resulting in a decrease in the amount of additional paid-in capital recognized.

6.        DEBT

Revolving Credit Facility —In August 2004, the Company entered into a $3,000,000 revolving credit facility (the “Financing Agreement”).  In August 2006, the Company amended the Financing Agreement, increasing the maximum amount available to $25.0 million. This maximum amount decreased to $10.0 million on January 1, 2007.  On February 7, 2007, the Company amended the Financing Agreement to (a) decrease the maximum amount available to $2.0 million, (b) eliminate the 0.25% non-usage fee and (c) eliminate other terms, including terms requiring the Company to provide monthly reports regarding the Company’s inventory and accounts receivable. The revolving credit facility expired on June 30, 2007.  Borrowings were subject to certain limitations, primarily based upon 85% of eligible accounts receivable and 50% of eligible inventory not to exceed the amount advanced on eligible accounts receivable. Indebtedness under the Financing Agreement bore interest at a floating rate of interest based on either the prime rate quoted by JPMorgan Chase Bank, N.A. or an adjusted LIBOR rate. There were no outstanding borrowings under this revolving credit facility at December 31, 2006. There were no borrowings under this revolving credit facility during the six months ended June 30, 2007.

Accounts receivable and inventory were pledged as collateral under the Financing Agreement. The Company was subject to compliance with certain covenants under the Financing Agreement, including minimum levels of net worth and minimum interest coverage ratios. The Company was not permitted under the Financing Agreement to pay dividends or make distributions.

Promissory Note — During 2006, the Company signed an agreement with a commercial finance company to finance the payment of its commercial general liability and umbrella premiums. The agreement provided for an initial payment of a portion of the premium, with the remaining principal balance plus interest to be paid in monthly installments. Interest accrued at 6.29% on the unpaid balance of $211,000 at December 31, 2006. Prepaid premiums from the insurance policies financed were pledged as collateral under the promissory notes.  This promissory note was paid-in-full during the first quarter of 2007.

7.        COMMITMENTS AND CONTINGENCIES

Leases —Effective February 1, 2005, the Company entered into an operating lease whereby the Company leases office space for 10 years with renewal options. On February 27, 2006, the Company signed an amendment to its lease for additional warehouse space for the duration of the lease term. The Company also leases certain equipment under a cancelable operating lease.

Future minimum rental payments under the lease are as follows (in thousands):

Years Ending December 31,
2007	$189
2008	189
2009	189
2010	197
2011	209
Thereafter	768
$1,741

Rent expense was $65,000 for the three months ended June 30, 2006 and 2007, respectively, and $103,000 and $110,000 for the six months ended June 30, 2006 and 2007, respectively.

Employment Arrangement —All of the personnel of the Company are contractually employees of a Professional Employer Organization (“PEO”). The PEO incurs payroll, payroll tax and payroll-related benefit costs. The Company reimburses these costs plus an administrative fee. With respect to these payroll-related benefits, the personnel of the Company are pooled with other employees of the PEO.

Legal Proceedings —The Company is involved in certain legal proceedings arising in the ordinary course of business, none of which the Company’s management believes will have a material adverse effect on the Company’s financial position, cash flows or results of operations.

8.        INCOME TAXES

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes , an interpretation of FASB Statement No. 109, (“FIN 48”). The Company adopted the provisions of FIN 48 effective January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Tax years 2003 through 2006 are subject to examination by the taxing authorities.  There are no income tax examinations currently in process.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company had received an assessment for interest and/or penalties, interest has been classified in the financial statements as interest expense and penalties as general and administrative expense.

9.        STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2007, additional paid-in capital increased by $1,138,000.  Of this increase, $868,000 resulted from the recording of non-cash stock-based compensation expense, $81,000 resulted from the exercise of 20,075 stock options and $189,000 resulted from the recognition of tax benefits from stock-based compensation deductions in excess of amounts reported for financial reporting purposes.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated condensed financial statements and the related notes. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management as well as management’s assumptions and beliefs. These statements are generally identified by the use of words such as “subject to,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “may,” “will,” “should,” “can,” the negatives thereof, variations thereon, similar expressions, or discussions of strategy. These forward-looking statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, and those set forth in Part II, “Item 1A. Risk Factors” of this report may affect our performance and results of operations.  Those risks, uncertainties and factors include, but are not limited to the fact that substantially all of our net sales are generated by one product, we may not be able to successfully introduce new product categories, our intellectual property may not restrict competing products that infringe on our patents from being sold, we are dependent upon independent manufacturers, continued changes in fashion trends and consumer preferences and general economic conditions and the other factors described in our filings with the Securities and Exchange Commission. Investors are urged to consider these risks, uncertainties and factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

Overview

We are a designer, marketer and distributor of innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. Our primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS-wheeled footwear allows the user to seamlessly transition from walking or running to skating by shifting weight to the heel. Users can transform HEELYS-wheeled footwear into street footwear by removing the wheel. For the three and six months ended June 30, 2006, approximately 99% of our net sales were derived from the sale of our HEELYS-wheeled footwear.  For the three and six months ended June 30, 2007, approximately 98% of our net sales were derived from the sale of our HEELYS-wheeled footwear.  We also sell branded accessories such as replacement wheels, helmets and other protective gear, and a limited variety of apparel items.

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

Recent Developments

We have recently experienced challenges related primarily to an over-inventoried position of product at many of our domestic accounts, which could have a significant adverse effect on our fourth quarter 2007 results.  While weekly unit sales at the store level are generally favorable compared to last year, they are lower than the internal projections of many of our domestic retailers.  We believe that this can be attributed to:  (1) aggressive sell through expectations of some of our domestic retailers going into the summer months and (2) retail softness in footwear and apparel.  We are working closely with each of our key retail customers to assist them in managing their inventory and sell-through.  This process typically includes providing markdown assistance, rescheduling orders to later dates, accepting cancellations and increasing marketing, promotion and advertising support.  Certain of our major retailers have shown reluctance to place significant fourth quarter 2007 orders until their current inventory is reduced to their targeted levels.

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

We sell our products through distribution channels that merchandise our products in a manner that we believe enhances and protects our HEELYS brand image. Domestically, our products can be found in full-line sporting goods retailers, specialty apparel and footwear retailers and select department stores and online retailers.    For the six months ended June 30, 2007, 87.3% of our net sales were derived from domestic retail customers. Internationally, our products are sold to independent distributors with exclusive rights to specified territories.  Sales to our independent distributors are denominated in U.S. dollars.  No country, other than the United States, accounted for 10% or more of our net sales for the six months ended June 30, 2007.

In July 2007, we hired a Vice President — International, to oversee our international business, including managing our international distributors.

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

We source all of our products and accessories from manufacturers located in China, Indonesia and South Korea.  Our product costs are largely driven by the prices we negotiate with our independent manufacturers.  Each season, we negotiate a unit price for each model of HEELYS-wheeled footwear.  Factors that influence these prices include raw materials and labor costs and foreign exchange rates. We pay our independent sourcing agent a commission equal to a specified percentage of our per unit cost, with the percentage decreasing when our annual purchases exceed a predetermined unit volume threshold.  We believe that our sourcing model allows us to minimize our capital investment, retain the production flexibility, cost-effectiveness and scalability inherent in the use of independent manufacturers and focus our resources on developing new products and enhancing our HEELYS brand image.  In December 2006, we hired a Vice President — Sourcing, to manage our relationship with our independent sourcing agent and manufacturers.

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.4	64.6	65.0	64.6
Gross profit	34.6	35.4	35.0	35.4
Selling, general and administrative expenses
Sales and marketing	9.6	5.2	9.7	5.4
General and administrative	3.9	4.5	4.8	4.7
Total selling, general and administrative expenses	13.5	9.7	14.5	10.1
Income from operations	21.1	25.7	20.5	25.3
Other expense (income), net	0.3	(1.0)	0.2	(1.2)
Income before income taxes	20.8	26.7	20.3	26.5
Income taxes	7.3	9.5	7.1	9.4
Net income	13.5%	17.2%	13.2%	17.1%

Comparison of the Three Months Ended June 30, 2007 and Three Months Ended June 30, 2006

Net sales.    Net sales increased $43.4 million, or 140.3%, to $74.3 million for the three months ended June 30, 2007 from $30.9 million for the three months ended June 30, 2006. This increase was primarily the result of higher unit sales of our HEELYS-wheeled footwear, which increased by 1.5 million pairs, or 147.1%, to 2.5 million pairs for the three months ended June 30, 2007 from 1.0 million pairs for the three months ended June 30, 2006, partially offset by a lower average selling price due to product mix. For the three months ended June 30, 2007, 91.7% of our net sales were derived from domestic retail customers, compared to 87.9% for the three months ended June 30, 2006. Domestically, our net sales increased $40.9 million, or 150.5%, to $68.1 million for the three months ended June 30, 2007 from $27.2 million for the three months ended June 30, 2006. This increase was primarily the result of higher unit sales of our HEELYS-wheeled footwear to existing and new retail customers, which increased by 1.4 million pairs, or 159.2%, to 2.3 million pairs for the three months ended June 30, 2007 from 877,000 pairs for the three months ended June 30, 2006. Internationally, our net sales increased $2.4 million, or 65.5%, to $6.2 million for the three months ended June 30, 2007, compared to $3.7 million for the three months ended June 30, 2006.

Gross profit.    Gross profit increased $15.6 million to $26.3 million for the three months ended June 30, 2007 from $10.7 million for the three months ended June 30, 2006. Our gross margin was 35.4% for the three months ended June 30, 2007 compared to 34.6% for the three months ended June 30, 2006.   The increase in gross margin was attributed to reduced freight costs and product mix, partially offset by the markdown assistance we recorded during the quarter.  This markdown assistance resulted in a decrease in our gross margin of 1.1%.

Sales and marketing expense.    Sales and marketing expense increased $961,000 to $3.9 million for the three months ended June 30, 2007 from $3.0 million for the three months ended June 30, 2006. This increase was primarily the result of a $365,000 increase in sales commissions related to our increased domestic net sales partially offset by a decrease in commission rates, a $190,000 increase in payroll and payroll related expenses resulting from an increase in the number of employees to support the growth of our company, a $184,000 increase in point-of-sale marketing efforts, $89,000 in stock-based compensation costs, and a $82,000 increase in consumer advertising mainly as a result of a longer advertising campaign during the quarter.  Although the dollar amount of sales and marketing expense increased, sales and marketing expense as a percentage of net sales decreased to 5.2% for the three months ended June 30, 2007 from 9.6% for the three months ended June 30, 2006.

General and administrative expense.    General and administrative expense increased $2.1 million to $3.3 million for the three months ended June 30, 2007 from $1.2 million for the three months ended June 30, 2006. This increase was the result of $517,000 in costs directly attributable to our status as a public company after the completion of our initial public offering in December 2006, $400,000 of costs incurred in connection with the proposed (and subsequently withdrawn) secondary offering by certain of our stockholders during the quarter, a $342,000 increase in payroll and related employee costs resulting from an increase in headcount, $324,000 increase in our provision for doubtful accounts from March 31, 2007 to June 30, 2007 offset by $78,000 of recoveries, $267,000 in stock-based compensation costs, $234,000 in legal fees to enforce our intellectual property and $122,000 in consulting fees.  As a percentage of net sales, general and administrative expense increased to 4.5% for the three months ended June 30, 2007 from 3.9% for the three months ended June 30, 2006.

Operating income.    As a result of the above factors, operating income increased $12.6 million to $19.1 million for the three months ended June 30, 2007 from $6.5 million for the three months ended June 30, 2006. As a percentage of net sales, operating income increased to 25.7% for the three months ended June 30, 2007 from 21.1% for the three months ended June 30, 2006.

Income taxes.    Income taxes were $7.1 million for the three months ended June 30, 2007, representing an effective income tax rate of 35.6%, compared to $2.3 million for the three months ended June 30, 2006, representing an effective income tax rate of 35.0%.  We currently expect our effective tax rate to be approximately 35.4% for the fiscal year ended December 31, 2007.

Net income.    As a result of the above factors, net income was $12.8 million for the three months ended June 30, 2007 compared to $4.2 million for the three months ended June 30, 2006. As a percentage of net sales, net income increased to 17.2% for the three months ended June 30, 2007 from 13.5% for the three months ended June 30, 2006.

Comparison of the Six Months Ended June 30, 2007 and Six Months Ended June 30, 2006

Net sales.    Net sales increased $79.1 million, or 177.5%, to $123.7 million for the six months ended June 30, 2007 from $44.6 million for the six months ended June 30, 2006. This increase was primarily the result of higher unit sales of our HEELYS-wheeled footwear, which increased by 2.7 million pairs, or 190.3%, to 4.2 million pairs for the six months ended June 30, 2007 from 1.4 million pairs for the six months ended June 30, 2006, partially offset by a lower average selling price due to product mix. For the six months ended June 30, 2007, 87.3% of our net sales were derived from domestic retail customers, compared to 88.0% for the six months ended June 30, 2006. Domestically, our net sales increased $68.8 million, or 175.5%, to $108.1 million for the six months ended June 30, 2007 from $39.2 million for the six months ended June 30, 2006. This increase was primarily the result of higher unit sales of our HEELYS-wheeled footwear to existing and new retail customers, which increased by 2.4 million pairs, or 187.6%, to 3.6 million pairs for the six months ended June 30, 2007 from 1.3 million pairs for the six months ended June 30, 2006. Internationally, our net sales increased $10.3 million, or 192.0%, to $15.7 million for the six months ended June 30, 2007, compared to $5.4 million for the six months ended June 30, 2006.

Gross profit.    Gross profit increased $28.2 million to $43.8 million for the six months ended June 30, 2007 from $15.6 million for the six months ended June 30, 2006. Our gross margin was 35.4% for the six months ended June 30, 2007 compared to 35.0% for the six months ended June 30, 2006.   The increase in gross margin was attributed to reduced freight costs and product mix, partially offset by an increase in our estimated reserves for returns, co-op advertising and marketing discretionary fund allowances as well as the markdown assistance we recorded during the second quarter of 2007.  This markdown assistance resulted in a decrease in our gross margin of 0.7%.

Sales and marketing expense.    Sales and marketing expense increased $2.4 million to $6.7 million for the six months ended June 30, 2007 from $4.3 million for the six months ended June 30, 2006. This increase was primarily the result of a $875,000 increase in sales commissions related to our increased domestic net sales partially offset by a decrease in commission rates, a $388,000 increase in payroll and payroll related expenses resulting from an increase in the number of employees to support the growth of our company, a $326,000 increase in point-of-sale marketing efforts, a $282,000 increase in co-op advertising resulting from increased sales, $193,000 in stock-based compensation costs and a $82,000 increase in consumer advertising mainly as a result of a longer advertising campaign during the three months ended June 30, 2007.  Although the dollar amount of sales and marketing expense increased, sales and marketing expense as a percentage of net sales decreased to 5.4% for the six months ended June 30, 2007 from 9.7% for the six months ended June 30, 2006.

General and administrative expense.    General and administrative expense increased $3.6 million to $5.8 million for the six months ended June 30, 2007 from $2.2 million for the six months ended June 30, 2006. This increase was the result of $1.1 million in costs directly attributable to our status as a public company after the completion of our initial public offering in December 2006, a $662,000 increase in payroll and related employee costs resulting from an increase in headcount, $562,000 in stock-based compensation costs, $454,000 in legal fees to enforce our intellectual property, $400,000 of costs incurred in connection with the proposed (and subsequently withdrawn) secondary offering by certain of our stockholders in the second quarter of 2007, and $177,000 increase in our provision for doubtful accounts from December 31, 2006 to June 30, 2007 offset by recoveries of $102,000, and $158,000 in consulting fees.  As a percentage of net sales, general and administrative expense decreased to 4.7% for the six months ended June 30, 2007 from 4.8% for the six months ended June 30, 2006.

Operating income.    As a result of the above factors, operating income increased $22.2 million to $31.3 million for the six months ended June 30, 2007 from $9.1 million for the six months ended June 30, 2006. As a percentage of net sales, operating income increased to 25.3% for the six months ended June 30, 2007 from 20.5% for the six months ended June 30, 2006.

Income taxes.    Income taxes were $11.6 million for the six months ended June 30, 2007, representing an effective income tax rate of 35.4%, compared to $3.2 million for the six months ended June 30, 2006, representing an effective income tax rate of 35.0%.  We currently expect our effective tax rate to be approximately 35.4% for the fiscal year ended December 31, 2007.

Net income.    As a result of the above factors, net income was $21.2 million for the six months ended June 30, 2007 compared to $5.9 million for the six months ended June 30, 2006. As a percentage of net sales, net income increased to 17.1% for the six months ended June 30, 2007 from 13.2% for the six months ended June 30, 2006.

Liquidity and Capital Resources

Our primary cash need is for working capital, which we generally finance with cash flow from operating activities. In December 2006, we completed an initial public offering of our common stock. The net proceeds to us were approximately $58.8 million, after deducting an aggregate of $4.6 million in underwriting discounts and commissions and $2.2 million in other expenses incurred in connection with the offering. As of June 30, 2007, we used $8.5 million of these proceeds to repay amounts outstanding under our revolving credit facility and $21.0 million for working capital purposes. We intend to use the remaining proceeds to fund infrastructure improvements, including expanding and upgrading our information technology systems; hiring new employees; marketing and advertising programs; product development; cost to comply with the Sarbanes-Oxley Act of 2002; working capital needs; and other general corporate purposes. These sources of liquidity may be impacted by fluctuations in demand for our products, investments in our infrastructure and expenditures on marketing and advertising.

The table below sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Six Months Ended June 30,
	2006	2007
	(in thousands)
Cash and cash equivalents at beginning of period	$738	$54,184
Cash (used in) provided by operating activities	(3,814)	727
Cash used in investing activities	(243)	(837)
Cash provided by (used in) financing activities	3,594	(1,003)
Cash and cash equivalents at end of period	$275	$53,071

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

For the six months ended June 30, 2007, cash provided by operating activities was $727,000 compared to cash used in operating activities of $3.8 million for the six months ended June 30, 2006.  Cash provided by operating activities for the six months ended June 30, 2007 consisted primarily of net income, adjusted for non-cash items, and an increase in net working capital of $21.3 million.  The increase in net working capital was primarily due to an increase in inventory of $16.6 million mainly due to increased inventory in transit to customers at June 30, 2007, a $6.0 million increase in accounts receivable which was offset by a $345,000 increase in estimated reserves for co-op advertising and marketing discretionary fund allowances and $1.3 million in estimated reserves for markdown assistance, a $710,000 increase in prepaid insurance resulting from the renewal of policies in June and a $2.2 million increase in accounts payable due to timing, offset by a $1.7 million decrease in accrued expenses which was primarily the result of a $1.8 million decrease in amounts received from customers or for credits issued to customers in excess of invoices they owe us which are included in accrued expenses, offset by an increase of $190,000 in accrued liabilities attributable to our status as a public company and $365,000 accrued liabilities for costs incurred in connection with the proposed (and subsequently withdrawn) secondary offering by certain of our stockholders in the second quarter, and a decrease of $835,000 in income taxes payable resulting from an increase in the liability for the current period provision offset by estimated tax payments.

Investing activities relate primarily to investments in intangible assets and capital expenditures. Investments in intangible assets are amounts we capitalize related to the acquisition and enforcement of our patents and trademarks. Capital expenditures are primarily related to leasehold improvements, furniture and fixtures, computer equipment, warehouse equipment and product molds and designs.  For the six months ended June 30, 2007, cash used in investing activities was $837,000 compared to $243,000 for the six months ended June 30, 2006. This $594,000 increase in cash used was mainly due to the leasehold improvements to our corporate headquarters to expand our office space and purchases of office equipment and furniture and fixtures to accommodate increased headcount.  Additionally, during the six months ended June 30, 2007, we continued to expand and upgrade our information technology systems to support recent growth.

Financing activities related primarily to repayments under promissory notes we executed to finance the payment of certain of our insurance premiums, the exercise of stock options and the excess tax benefit on stock-based compensation awards.  For the six months ended June 30, 2007, net cash used in financing activities was $1.0 million compared to cash provided by financing activities of $3.6 million for the six months ended June 30, 2006. For the six months ended June 30, 2007, net cash used was primarily the result of the payment of $1.1 million of liabilities incurred in connection with our initial public offering, which we closed in December 2006, and principal payments on our promissory notes of $211,000 offset by $81,000 in cash provided by the exercise of stock options and $189,000 excess tax benefit on stock-based compensation awards.

We believe that our cash flow from operating activities, together with the net proceeds from the initial public offering for our common stock, will be sufficient to meet our liquidity needs and capital expenditure requirements for at least the next 12 months.

Revolving Credit Facility

On August 20, 2004, we entered into a $3.0 million revolving credit facility with a predecessor of JPMorgan Chase Bank, N.A. On August 28, 2006, we amended this revolving credit facility, increasing our maximum amount available to $25.0 million. In December 2006, we repaid all amounts outstanding under this revolving credit facility with a portion of the proceeds from our initial public offering. The maximum amount available under our revolving credit facility was decreased to $10.0 million on January 1, 2007 and on February 7, 2007, we amended our revolving credit facility to (a) decrease the maximum amount available to $2.0 million, (b) eliminate the 0.25% non-usage fee and (c) eliminate certain other terms, including terms requiring us to provide monthly reports regarding our inventory and accounts receivable. This revolving credit facility expired on June 30, 2007. There were no outstanding borrowings under our revolving credit facility at December 31, 2006 and there were no borrowings under the revolving credit facility during the six months ended June 30, 2007.   An irrevocable standby letter of credit in the amount of $50,000 is outstanding in favor of the landlord for our corporate headquarters. The landlord may draw upon this letter of credit if we are in default under the lease. The letter of credit expires on March 1, 2008.

Contractual Obligations and Commercial Commitments

As of June 30, 2007, there were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Seasonality

Similar to other vendors of footwear products, sales of our products are subject to seasonality. There are three major buying seasons in footwear: spring/summer, back-to-school and holiday. Shipments for spring/summer take place during the first quarter and early weeks of the second quarter, shipments for back-to-school generally begin in May and finish in late August and shipments for the holiday season begin in October and finish in early December. Historically, we have experienced greater revenues in the second half of the year than those in the first half due to a concentration of shopping around the back-to-school and holiday seasons.  In 2006, due to the growth of our business and the delays we experienced from our independent manufacturers, we experienced a higher percentage of net sales in the third quarter in comparison to the total year than we experienced in the past, as many orders were delayed from the second quarter to the third quarter, thereby causing the second quarter to be lower than normal and the third quarter to be higher than normal. In 2006, we estimate that approximately $20 million of net sales shifted from the second quarter to the third quarter due to late shipments.  During 2007 we have not experienced the same production delays.  However, we have recently experienced challenges related primarily to an over-inventoried position of product at many of our domestic accounts, which will have a significant adverse effect on our fourth quarter 2007 results.  While weekly unit sales at the store level are generally favorable compared to last year, they are lower than the internal projections of many of our domestic retailers.  We believe that this can be attributed to:  (1) aggressive sell through expectations of some of our domestic retailers going into the summer months and (2) retail softness in footwear and apparel.  We are working closely with each of our key retail customers to assist them in managing their inventory and sell-through.  This process typically includes providing markdown assistance, rescheduling orders to later dates, accepting cancellations and increasing marketing, promotion and advertising support.  Certain of our major retailers have shown reluctance to place significant fourth quarter 2007 orders until their current inventory is reduced to their targeted levels.  Although weather is a factor in our seasonality, it is difficult to measure its impact. Results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Vulnerability Due to Customer Concentration

For the six months ended June 30, 2007, Finish Line, Journeys and The Sports Authority represented 14.7%, 10.6% and 10.1% of our net sales respectively.  For the six months ended June 30, 2006, The Sports Authority and Journeys represented 15.1% and 12.9% of our net sales, respectively.  No other retail customer or independent distributor accounted for 10% or more of our net sales in any of these periods. We anticipate that our net sales may remain concentrated for the foreseeable future. If any of our significant retail customers or independent distributors decreases its purchases of our products or stops purchasing our products our net sales and results of operations could be adversely affected.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure at the date of our financial statements. We continually evaluate our estimates and judgments, including those related to net sales, intangible assets and stock compensation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results or changes in the estimates or other judgments of matters inherently uncertain that are included within these accounting policies could result in a significant change to the information presented in the consolidated financial statements. We believe that the following discussion addresses the critical accounting policies that are necessary to understand and evaluate our reported consolidated financial results.

Revenue Recognition.    Revenues are recognized when merchandise is shipped and the customer takes title and assumes risk of loss, collection of relevant receivables are probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Title passes upon shipment or upon receipt by the customer depending on the agreement with the customer. Revenues are stated net of estimated returns and other allowances, including permitted returns of damaged or defective merchandise and markdown assistance. Other allowances include funds for promotional and marketing activities and a volume-based incentive program.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 , (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates.  Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date.  The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect SFAS No. 159 to have a material impact on its financial position, cash flows or results of operations.

Item 3.                                      Quantitative and Qualitative Disclosures about Market Risk

We had a $2.0 million revolving credit facility with JPMorgan Chase Bank, N.A. that expired on June 30, 2007. As of December 31, 2006 and as of June 30, 2007, there were no outstanding borrowings under this facility. To the extent we borrowed under our revolving credit facility, which bore interest at floating rates based either on the prime rate quoted by JPMorgan Chase Bank, N.A. or an adjusted LIBOR rate, we are exposed to market risk related to changes in interest rates. If applicable interest rates were to have increased by 100 basis points, for every $1.0 million outstanding under our revolving credit facility, our income before income taxes would have been reduced by approximately $10,000 per year. We are not party to any derivative financial instruments.

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

Item 4T.                              Controls and Procedures

We maintain a set of disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As of the end of the period covered by this report, our management, together with and under the supervision of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation as to the effectiveness, design and operation of our disclosure controls and procedures in an effort to ensure that information required to be disclosed in our reports filed or submitted by us under the Exchange Act, is accurate, complete and timely. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Based on the result of our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at June 30, 2007 to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted by us under the Exchange Act is reported within the time periods required by Securities and Exchange Commission rules and forms. There were no changes in our internal controls that occurred during the last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The net proceeds to us from the offering were approximately $58.8 million, after deducting underwriting discounts and commissions and other expenses incurred in connection with the offering. As of June 30, 2007, we had used $8.5 million of these proceeds to repay amounts outstanding under our revolving credit facility and $21.0 million for working capital purposes ($8.5 million in December 2006 and the remaining $12.5 million during the six months ended June 30, 2007).  We intend to use the remaining proceeds to fund infrastructure improvements, including expanding and upgrading our information technology systems; hiring new employees; marketing and advertising programs; product development; cost to comply with the Sarbanes-Oxley Act of 2002; working capital needs; and other general corporate purposes.

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

HEELYS, INC.

Date: August 14, 2007	By:	/s/ MICHAEL G. STAFFARONI
Michael G. Staffaroni
Chief Executive Officer

HEELYS, INC.

Date: August 14, 2007	By:	/s/ MICHAEL W. HESSONG
Michael W. Hessong
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Michael G. Staffaroni, Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Michael W. Hessong, Chief Financial Officer.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.