Form 10-Q
period 2007-09-30
Heelys, Inc.
filed 2007-11-13
CIK 1373980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

As of October 31, 2007, there were 27,072,772 shares of our common stock outstanding.

i

HEELYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	December 31, 2006	September 30, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$54,184	$89,358
Accounts receivable, net of allowances of $1,959 and $1,594 respectively	43,256	20,340
Inventories	6,057	15,968
Deferred income tax benefits	637	490
Prepaid and other current assets	962	1,436

Total current assets	105,096	127,592

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $907 and $1,039, respectively	393	949

PATENTS AND TRADEMARKS, net of accumulated amortization of $966 and $1,127, respectively	478	515

DEFERRED INCOME TAX BENEFITS, net of valuation allowance of $0 and $119, respectively	371	513

TOTAL ASSETS	$106,338	$129,569

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,304	$1,682
Commissions payable	626	138
Accrued bonus	824	562
Accrued expenses	6,737	3,306
Income taxes payable	2,866	668
Debt	211	—

Total current liabilities	12,568	6,356

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 75,000,000 shares authorized; 27,041,948 shares issued and outstanding as of December 31, 2006 and 27,072,772 shares issued and outstanding as of September 30, 2007	27	27
Additional paid-in capital	59,795	61,383
Retained earnings	33,948	61,803
Total stockholders’ equity	93,770	123,213

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$106,338	$129,569

See notes to condensed consolidated financial statements.

HEELYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007

NET SALES	$72,511	$49,908	$117,107	$173,646

COST OF SALES	47,584	33,991	76,570	113,926

GROSS PROFIT	24,927	15,917	40,537	59,720

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Sales and marketing	4,695	3,960	9,030	10,684
General and administrative	1,827	2,366	3,978	8,130
Total selling, general and administrative expenses	6,522	6,326	13,008	18,814

INCOME FROM OPERATIONS	18,405	9,591	27,529	40,906

OTHER EXPENSE (INCOME)
Interest expense	314	—	383	24
Interest income	(5)	(966)	(47)	(2,490)
Other expense	15	12	66	12
Total other expense (income)	324	(954)	402	(2,454)
INCOME BEFORE INCOME TAXES	18,081	10,545	27,127	43,360

INCOME TAXES	6,294	3,899	9,460	15,505

NET INCOME	$11,787	$6,646	$17,667	$27,855
EARNINGS PER SHARE:
Basic	$0.49	$0.25	$0.99	$1.03
Diluted	$0.48	$0.24	$0.70	$0.99
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	23,904	27,065	17,812	27,055
Diluted	24,752	28,059	25,329	28,278

See notes to condensed consolidated financial statements.

HEELYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2006	2007

OPERATING ACTIVITIES:
Net income	$17,667	$27,855
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	290	330
Deferred income tax benefits	(272)	5
Stock-based compensation expense	260	1,265
Excess tax benefit on stock-based compensation awards	—	(198)
Loss on disposal of property and equipment	1	28
Changes in operating assets and liabilities:
Accounts receivable	(36,542)	22,916
Inventory	(11,275)	(9,911)
Prepaid and other current assets	(1,831)	(474)
Accounts payable	(81)	378
Commissions payable	1,120	(488)
Accrued bonus	27	(262)
Accrued expenses	6,649	(2,370)
Income taxes payable	4,482	(2,000)
Net cash (used in) provided by operating activities	(19,505)	37,074

INVESTING ACTIVITIES:
Purchase of property and equipment	(235)	(751)
Increase in patents and trademarks	(132)	(199)
Net cash used in investing activities	(367)	(950)

FINANCING ACTIVITIES:
Purchase of treasury stock	(4,000)	—
Net borrowings on revolving credit facility	21,967	—
Proceeds from issuance of short-term debt	4,958	—
Principal payments on short-term debt	(522)	(211)
Proceeds from exercise of stock options	—	125
Excess tax benefit on stock-based compensation awards	—	198
Costs related to initial public offering	—	(1,062)
Net cash provided by (used in) financing activities	22,403	(950)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,531	35,174

CASH AND CASH EQUIVALENTS, beginning of period	738	54,184

CASH AND CASH EQUIVALENTS, end of period	$3,269	$89,358

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$223	$6
Income taxes	$5,250	$17,500
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Conversion of Series B redeemable preferred stock into common stock	$125	$—

See notes to condensed consolidated financial statements.

HEELYS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.        BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

Business Description — Heelys, Inc. and its subsidiaries (the “Company” or “Heelys”) designs, markets and distributes innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. The primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS are distributed primarily through retail stores in the United States and international wholesale distributors.

The Company initially incorporated as Heeling, Inc. in Nevada in 2000. The Company was reincorporated in Delaware in August 2006 and changed its name to Heelys, Inc. Through its general and limited partner interests, Heelys, Inc. owns 100% of Heeling Sports Limited, a Texas limited partnership, which was formed in May 2000.

Basis Of Presentation — Unaudited Condensed Interim Consolidated Financial Information — The unaudited condensed consolidated balance sheet at September 30, 2007 and December 31, 2006, the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006, the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 and related footnotes have been prepared in accordance with the instructions to Form 10-Q, accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, the interim data includes all adjustments (consisting of only normally recurring adjustments) necessary for a fair statement of the results for the interim periods. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007.  The December 31, 2006 condensed consolidated balance sheet information has been derived from the audited 2006 consolidated financial statements, but does not include all disclosures required for a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America.  For further information and additional significant accounting policies, please refer to our audited consolidated financial statements as of and for the year ended December 31, 2006 and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 15, 2007.

Reclassification — Certain reclassifications have been made to prior years to conform to current year presentation.  The accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2006 reflects reclassification of stock-based compensation expense from general and administrative expense to sales and marketing expense to conform to the 2007 presentation.

Accounts Receivable —Accounts receivable are stated net of allowances for estimated customer returns, marketing discretionary funds and doubtful accounts of $1,959,000 and $1,594,000 at December 31, 2006 and September 30, 2007, respectively.

Recognition of Revenues —Revenues are recognized when merchandise is shipped, title passes to the customer, the customer assumes risk of loss, the collection of relevant receivables is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Title passes upon shipment or upon receipt by the customer depending on the agreement with the customer. The Company records reductions to revenue for estimated returns, including permitted returns of damaged or defective merchandise, and for all other allowances, in accordance with Emerging Issues Task Force Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product, at the time of revenue recognition. Accordingly, the Company provided total allowances of $1,209,000 and $2,650,000 during the three months ended September 30, 2006 and 2007, respectively, and $1,996,000 and $6,454,000 during the nine months ended September 30, 2006 and 2007, respectively.

Advertising Costs —Advertising production costs are expensed the first time the advertisement is run. Media (TV and print) placement costs are expensed in the month the advertising appears. Through cooperative advertising programs, the Company reimburses its retail customers for certain of their costs of advertising the Company’s products. The Company records these costs in selling and administrative expense at the point in time when it is obligated to its customers for the costs, which is when the related revenues are recognized. This obligation may arise prior to the related advertisement being run. Total advertising and promotion expenses were $657,000 and $2,157,000 during the three months ended September 30, 2006 and 2007, respectively, and $1,901,000 and $4,274,000 during the nine months ended September 30, 2006 and 2007, respectively.   Prepaid advertising and promotion expenses recorded as appropriate in prepaid totaled $87,000 and $187,000 at December 31, 2006 and at September 30, 2007, respectively.

Shipping and Handling Costs —Shipping and handling costs are expensed as incurred and included in costs of sales. Shipping and handling costs included in cost of sales were $2,472,000 and $1,377,000 during the three months ended September 30, 2006 and 2007, respectively, and $3,788,000 and $3,523,000 during the nine months ended September 30, 2006 and 2007, respectively.  Shipping and handling costs billed to domestic customers are included in net sales in accordance with Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Handling Fees and Costs, and were $360,000 and $110,000 during the three months ended September 30, 2006 and 2007, respectively, and $627,000 and $504,000 during the nine months ended September 30, 2006 and 2007, respectively.

Insurance —The Company’s insurance retention is $25,000 per claim for claims incurred through May 31, 2006, and is $50,000 per claim for claims after May 31, 2006. An estimated liability is provided for current pending claims and estimated incurred-but-not-reported claims due to this retention risk. A liability for unpaid claims in the amount of $150,000 as of December 31, 2006 and September 30, 2007, is reflected in the balance sheet as an accrued expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Numerator—net income applicable to common stockholders	$11,787	$6,646	$17,667	$27,855
Denominator:
Weighted average common stock outstanding for basic earnings per share	23,904	27,065	17,812	27,055
Effect of dilutive securities:
Preferred stock	—	—	6,768	—
Stock options	848	994	749	1,223
Adjusted weighted average common stock and assumed conversions for diluted earnings per share	24,752	28,059	25,329	28,278

Options to purchase 218,000 and 221,000 shares of common stock for three and nine months ended September 30, 2007, respectively, were not included in the computation of diluted net income per share because the effect of their inclusion would be anti-dilutive.

3.        RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 157 to have a material impact on its financial position, cash flows or results of operations.

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

4.        SIGNIFICANT CUSTOMERS

Customers of the Company consist principally of domestic retail stores and international independent distributors. The customers, individually or considered as a group under common ownership, which accounted for greater than 10% of accounts receivable or 10% of net sales during the periods reflected were as follows:

	Accounts Receivable		Net Sales Three Months Ended September 30,		Net Sales Nine Months Ended September 30,
	December 31, 2006	September 30, 2007	2006	2007	2006	2007
Customer A	5%	—%	4%	10%	3%	13%
Customer B	13	11	11	8	12	10
Customer C	15	8	9	6	11	9
Customer D	7	11	5	9	4	6

5.        ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	December 31, 2006	September 30, 2007
Inventory received but not invoiced	$—	$293
Marketing costs	878	697
Customer prepayments	3,266	1,084
Property and liability insurance	785	250
Professional fees	229	451
Costs related to initial public offering	1,062	—
Other	517	531
Total accrued expenses	$6,737	$3,306

Included in accrued expenses at December 31, 2006 are $1.1 million of costs incurred in connection with the Company’s initial public offering which closed on December 13, 2006. These costs have been offset against the proceeds of the initial public offering resulting in a decrease in the amount of additional paid-in capital recognized.

6.        DEBT

Revolving Credit Facility —In August 2004, the Company entered into a $3,000,000 revolving credit facility with a predecessor of JPMorgan Chase Bank, N.A.  In August 2006, the Company amended this revolving credit facility, increasing the maximum amount available to $25.0 million. In December 2006, all amounts outstanding under this revolving credit facility were repaid with a portion of the proceeds from the Company's initial public offering. There were no outstanding borrowings under this revolving credit facility at December 31, 2006. This maximum amount decreased to $10.0 million on January 1, 2007.  On February 7, 2007, the Company amended the revolving credit facility to (a) decrease the maximum amount available to $2.0 million, (b) eliminate the 0.25% non-usage fee and (c) eliminate other terms, including terms requiring the Company to provide monthly reports regarding the Company’s inventory and accounts receivable. The revolving credit facility expired on June 30, 2007.  Borrowings were subject to certain limitations, primarily based upon 85% of eligible accounts receivable and 50% of eligible inventory not to exceed the amount advanced on eligible accounts receivable. Indebtedness under the revolving credit facility bore interest at a floating rate of interest based on either the prime rate quoted by JPMorgan Chase Bank, N.A. or an adjusted LIBOR rate. Accounts receivable and inventory were pledged as collateral and the Company was subject to compliance with certain covenants, including minimum levels of net worth and minimum interest coverage ratios. The Company was not permitted to pay dividends or make distributions.

In September 2007, the Company entered into a $2,000,000 revolving credit facility with JPMorgan Chase Bank, N.A. which expires June 30, 2009.  Indebtedness under this revolving credit facility bears interest at a floating rate of interest based on either the prime rate quoted by JPMorgan Chase Bank, N.A. or an adjusted LIBOR rate.  This revolving credit facility contains various restrictive covenants including (i) an obligation for the Company to maintain a tangible net worth of at least $75 million and (ii) a prohibition on the Company incurring any other indebtedness for borrowed money.  The Company is also prohibited from creating or permitting any lien, encumbrances or other security interest on the Company’s accounts receivable or inventory.  There were no borrowings under this revolving credit facility as of September 30, 2007.

An irrevocable standby letter of credit in the amount of $50,000 is outstanding in favor of the landlord for the Company's corporate headquarters. The landlord may draw upon this letter of credit if the Company is in default under the lease. The letter of credit expires on March 1, 2008.

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
$1,741

Rent expense was $62,000 and $88,000 for the three months ended September 30, 2006 and 2007, respectively, and $165,000 and $199,000 for the nine months ended September 30, 2006 and 2007, respectively.

Employment Arrangement —All of the personnel of the Company are contractually employees of a Professional Employer Organization (“PEO”). The PEO incurs payroll, payroll tax and payroll-related benefit costs. The Company reimburses these costs plus an administrative fee. With respect to these payroll-related benefits, the personnel of the Company are pooled with other employees of the PEO.

        Legal Proceedings —The Company, its Chief Executive Officer, Chief Financial Officer, and directors who signed the Company’s registration statement filed with the Securities and Exchange Commission in connection with our December 7, 2006 initial public offering (the “IPO”) — along with Capital Southwest Corporation, Capital Southwest Venture Corporation and the underwriters for the IPO —  are defendants in a lawsuit originally filed on August 27, 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Brian Rines, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased the Company's common stock pursuant to or traceable to the IPO registration statement.  The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Four similar lawsuits were also filed in September and October 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Vulcan Lee, John Avila, Gerald Markey, and Robert Eiron on behalf of the same plaintiff class, making substantially similar allegations under Sections 11, 12, and 15 of the Securities Act of 1933, and seeking substantially similar damages. These lawsuits have been transferred to a single judge, and the Company expects that all the cases will be consolidated into a single action, with a consolidated complaint filed shortly thereafter. Lead plaintiffs and lead counsel have not yet been appointed. While the Company cannot predict the outcome of these matters, the Company believes that the plaintiffs’ claims are without merit, denies the allegations in the complaints, and the Company intends to vigorously defend the lawsuits. If any of these matters were successfully asserted against the Company, there could be a material adverse effect on the Company's financial position, cash flows or results of operations.

        On October 3, 2007 and October 24, 2007, in the United States District Court for the Northern District of Texas, Dallas Division, Jack Freeman and Brian Mossman, respectively brought shareholders’ derivative actions, for the Company’s benefit, as nominal defendant, against the Company’s Chief Executive Officer, Chief Financial Officer, Director of Research and Development, Senior Vice President and each of the current members of the Company’s board of directors.  The Company is a nominal defendant, and the complaint does not seek any damages against the Company.  The complaints allege violations of Section 14(a) of the Securities Act of 1933 and breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named defendants.  The complaints seek unspecified amounts of compensatory damages, voiding the election of the director defendants, as well as interest and costs, including legal fees from the defendants.  The derivative claims have been transferred to a single judge and the Company expects that they will be consolidated into a single derivative claim, with a consolidated complaint filed shortly thereafter.

        Due to the nature of the Company’s products, from time to time the Company has to defend against personal injury and product liability claims arising out of personal injuries that allegedly are suffered using the Company’s products. To date, none of these claims has had a material adverse effect on the Company. The Company is also engaged in various claims and legal proceedings relating to intellectual property matters, especially in connection with enforcing the Company’s intellectual property rights against the various third parties importing and selling knockoff products domestically and internationally. Often, such legal proceedings result in counterclaims against the Company that the Company must defend.  The Company believes that none of the pending personal injury, product liability or intellectual property legal matters will have a material adverse effect upon the Company’s financial position, cash flows or results of operations.

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

Tax years 2004 through 2006 are subject to examination by the taxing authorities.  There are no income tax examinations currently in process.

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

During the quarter ended September 30, 2007, a valuation allowance totaling $119,000 was established for deferred income tax assets related to non-qualified stock options that may not be realized by the Company in future periods.

9.        STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2007, additional paid-in capital increased by $1,588,000.  Of this increase, $1,265,000 resulted from the recording of non-cash stock-based compensation expense, $125,000 resulted from the exercise of 30,824 stock options and $198,000 resulted from the recognition of tax benefits from stock-based compensation deductions in excess of amounts reported for financial reporting purposes.

In August 2007, the Company granted 15,000 incentive stock options at an exercise price of $9.23.  The exercise price was equal to the closing trading price of the underlying common stock at the grant date.   The options vest and become exercisable in four equal cumulative installments on each successive anniversary date of the grant and have a contractual term of ten years.

The Company computed the fair value of the options granted, using the Black-Scholes option pricing model and the following assumptions:

Expected volatility	44.78%
Dividend yield	—
Risk-free interest rate	4.36%
Expected life (years)	6.25

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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated condensed financial statements and the related notes. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management as well as management’s assumptions and beliefs. These statements are generally identified by the use of words such as “subject to,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “may,” “will,” “should,” “can,” the negatives thereof, variations thereon, similar expressions, or discussions of strategy. These forward-looking statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, and those set forth in Part II, “Item 1A. Risk Factors” of this report may affect our performance and results of operations.  Those risks, uncertainties and factors include, but are not limited to the fact that substantially all of our net sales are generated by one product, we may not be able to successfully introduce new product categories, our intellectual property may not restrict competing products that infringe on our patents from being sold, we are dependent upon independent manufacturers, continued changes in fashion trends and consumer preferences and general economic conditions, the outcome of lawsuits filed against us could have a material adverse effect on us and the other factors described in our filings with the Securities and Exchange Commission. Investors are urged to consider these risks, uncertainties and factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

Overview

We are a designer, marketer and distributor of innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. Our primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS-wheeled footwear allows the user to seamlessly transition from walking or running to skating by shifting weight to the heel. Users can transform HEELYS-wheeled footwear into street footwear by removing the wheel. For the three and nine months ended September 30, 2006, approximately 99% of our net sales were derived from the sale of our HEELYS-wheeled footwear.  For the three and nine months ended September 30, 2007, approximately 98% of our net sales were derived from the sale of our HEELYS-wheeled footwear.  We also sell branded accessories such as replacement wheels, helmets and other protective gear, and a limited variety of apparel items.

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

Recent Developments

We have recently experienced challenges related primarily to higher than expected inventory positions of product at many of our domestic accounts, which will have a significant adverse effect on our fourth quarter 2007 results.  While weekly unit sales at the store level are generally favorable compared to last year, they are lower than the internal projections of many of our domestic retailers.  We believe that this can be attributed to:  (1) aggressive sell through expectations of some of our domestic retailers going into the summer months and (2) retail softness in footwear and apparel. Certain of our major retailers have shown reluctance to place significant fourth quarter 2007 orders until their current inventory is reduced to their targeted levels.  We have also seen decreased prices on our products at certain of our retailers.  These factors have led us to work closely with each of our key retail customers to assist them in managing their inventory and sell-through.  This process typically includes providing marketing discretionary funds, rescheduling orders to later dates, accepting cancellations and increasing marketing, promotion and advertising support. We make estimates relating to the net realizable value of our inventories, based on our assumptions about future demand and market conditions. If we estimate that the net realizable value of our inventory may be less than the cost of the inventory recorded on our books we record a reserve against our inventory.  This reserve is recorded as a charge to cost of sales.  As a result of rescheduled and cancelled orders there has been an increase in our inventory.  During the third quarter of 2007, we increased our inventory reserve.

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

We sell our products through distribution channels that merchandise our products in a manner that we believe enhances and protects our HEELYS brand image. Domestically, our products can be found in full-line sporting goods retailers, specialty apparel and footwear retailers and select department stores and online retailers.   For the nine months ended September 30, 2007, 85.5% of our net sales were derived from domestic retail customers. Internationally, our products are sold to independent distributors with exclusive rights to specified territories.  Sales to our independent distributors are denominated in U.S. dollars.  No country, other than the United States, accounted for 10% or more of our net sales for the nine months ended September 30, 2007.

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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.6	68.1	65.4	65.6
Gross profit	34.4	31.9	34.6	34.4
Selling, general and administrative expenses
Sales and marketing	6.5	7.9	7.7	6.1
General and administrative	2.5	4.8	3.4	4.7
Total selling, general and administrative expenses	9.0	12.7	11.1	10.8
Income from operations	25.4	19.2	23.5	23.6
Other expense (income), net	0.4	(1.9)	0.3	(1.3)
Income before income taxes	25.0	21.1	23.2	24.9
Income taxes	8.7	7.8	8.1	8.9
Net income	16.3%	13.3%	15.1%	16.0%

Comparison of the Three Months Ended September 30, 2007 and Three Months Ended September 30, 2006

Net sales.    Net sales decreased $22.6 million, or 31.2% to $49.9 million for the three months ended September 30, 2007 from $72.5 million for the three months ended September 30, 2006. This decrease was primarily the result of lower unit sales of our HEELYS-wheeled footwear, which decreased by 702,000 pairs, or 29.1%, to 1.7 million pairs for the three months ended September 30, 2007 from 2.4 million pairs for the three months ended September 30, 2006 in addition to an increase in our marketing discretionary fund allowance which is recorded as a reduction to revenue. For the three months ended September 30, 2007, 80.9% of our net sales were derived from domestic retail customers, compared to 84.7% for the three months ended September 30, 2006. Domestically, our net sales decreased $21.0 million, or 34.2%, to $40.4 million for the three months ended September 30, 2007 from $61.4 million for the three months ended September 30, 2006. This decrease was primarily the result of lower unit sales of our HEELYS-wheeled footwear, which decreased by 641,000 pairs, or 32.0%, to 1.4 million pairs for the three months ended September 30, 2007 from 2.0 million pairs for the three months ended September 30, 2006. Internationally, our net sales decreased $1.6 million, or 14.3%, to $9.5 million for the three months ended September 30, 2007, compared to $11.1 million for the three months ended September 30, 2006.

Gross profit.    Gross profit decreased $9.0 million to $15.9 million for the three months ended September 30, 2007 from $24.9 million for the three months ended September 30, 2006. Our gross margin was 31.9% for the three months ended September 30, 2007 compared to 34.4% for the three months ended September 30, 2006.  The decrease in gross margin was attributed to an increase in inventory reserves and an increase in estimated reserves for marketing discretionary fund allowance which resulted in a 1.6% and 2.4% decrease in gross margin, respectively.  These increases in reserves were partially offset by reduced freight costs and product mix.  As a percentage of net sales, freight costs decreased 1.1% primarily due to air freight costs incurred during 2006 which were not incurred during 2007.

Sales and marketing expense.    Sales and marketing expense, excluding commissions, payroll and payroll related expenses, increased $1.6 million to $2.3 million for the three months ended September 30, 2007 from $776,000 for the three months ended September 30, 2006.  This increase was mainly attributed to a $427,000 increase in point-of-sale marketing efforts, a $422,000 increase in consumer advertising mainly as a result of longer advertising campaigns, a $404,000 increase in co-op marketing costs and a $266,000 increase in other promotional costs.  Sales commissions decreased $2.4 million from $3.5 million to $1.1 million as a result of the decrease in domestic net sales and decreased commission rates.

General and administrative expense.    General and administrative expense increased $539,000 to $2.4 million for the three months ended September 30, 2007 from $1.8 million for the three months ended September 30, 2006. This increase was the result of $641,000 in costs directly attributable to our status as a public company after the completion of our initial public offering in December 2006, a $105,000 increase in consulting fees primarily resulting from the expansion and upgrading of our information technology systems, a $113,000 increase in legal fees to enforce our intellectual property; offset by a $158,000 decrease in liability insurance related costs due to decreased sales and lower insurance rates and a $97,000 decrease in our provision for doubtful accounts.

Operating income.    As a result of the above factors, operating income decreased $8.8 million to $9.6 million for the three months ended September 30, 2007 from $18.4 million for the three months ended September 30, 2006. As a percentage of net sales, operating income decreased to 19.2% for the three months ended September 30, 2007 from 25.4% for the three months ended September 30, 2006.

Income taxes.    Income taxes were $3.9 million for the three months ended September 30, 2007, representing an effective income tax rate of 37.0%, compared to $6.3 million for the three months ended September 30, 2006, representing an effective income tax rate of 34.8%.  We currently expect our effective tax rate to be approximately 35.8% for the fiscal year ended December 31, 2007.

Net income.    As a result of the above factors, net income was $6.6 million for the three months ended September 30, 2007 compared to $11.8 million for the three months ended September 30, 2006. As a percentage of net sales, net income decreased to 13.3% for the three months ended September 30, 2007 from 16.3% for the three months ended September 30, 2006.

Comparison of the Nine Months Ended September 30, 2007 and Nine Months Ended September 30, 2006

Net sales.    Net sales increased $56.5 million, or 48.3%, to $173.6 million for the nine months ended September 30, 2007 from $117.1 million for the nine months ended September 30, 2006. This increase was primarily the result of higher unit sales of our HEELYS-wheeled footwear, which increased by 2.0 million pairs, or 53.1%, to 5.9 million pairs for the nine months ended September 30, 2007 from 3.9 million pairs for the nine months ended September 30, 2006, partially offset by a lower average selling price due to product mix and an increase in our marketing discretionary fund allowance which is recorded as a reduction to revenue. For the nine months ended September 30, 2007, 85.5% of our net sales were derived from domestic retail customers, compared to 85.9% for the nine months ended September 30, 2006. Domestically, our net sales increased $47.8 million, or 47.5%, to $148.5 million for the nine months ended September 30, 2007 from $100.6 million for the nine months ended September 30, 2006. This increase was primarily the result of higher unit sales of our HEELYS-wheeled footwear, which increased by 1.7 million pairs, or 52.5%, to 5.0 million pairs for the nine months ended September 30, 2007 from 3.3 million pairs for the nine months ended September 30, 2006. Internationally, our net sales increased $8.7 million, or 52.8%, to $25.2 million for the nine months ended September 30, 2007, compared to $16.5 million for the nine months ended September 30, 2006.

Gross profit.    Gross profit increased $19.2 million to $59.7 million for the nine months ended September 30, 2007 from $40.5 million for the nine months ended September 30, 2006. Our gross margin was 34.4% for the nine months ended September 30, 2007 compared to 34.6% for the nine months ended September 30, 2006.   The decrease in gross margin was attributed to an increase in inventory reserves and an increase in estimated reserves for marketing discretionary fund allowance which resulted in a 0.6% and 1.1% decrease in gross margin, respectively.  These increases in costs were partially offset by reduced freight costs and product mix.  As a percentage of net sales, freight costs decreased 1.3% primarily due to air freight costs incurred during 2006 which were not incurred during 2007.

Sales and marketing expense.    Sales and marketing expense, excluding commissions, payroll and payroll related expenses, increased $2.5 million to $4.7 million for the nine months ended September 30, 2007 from $2.2 million for the nine months ended September 30, 2006.  This increase was mainly attributed to a $753,000 increase in point-of-sale marketing efforts, a $685,000 increase in co-op marketing costs, a $513,000 increase in consumer advertising mainly as a result of longer advertising campaigns and a $336,000 increase in other promotional costs.  Sales commissions decreased $1.6 million from $5.8 million to $4.3 million as a result of the decrease in domestic net sales and decreased commission rates.  Payroll and payroll related expenses increased $707,000 to $1.7 million from $956,000 resulting from an increase in headcount.

General and administrative expense.    General and administrative expense increased $4.2 million to $8.1 million for the nine months ended September 30, 2007 from $4.0 million for the nine months ended September 30, 2006. This increase was the result of $1.7 million in costs directly attributable to our status as a public company after the completion of our initial public offering in December 2006, $400,000 of costs incurred in connection with the proposed (and subsequently withdrawn) secondary offering by certain of our stockholders in the second quarter of 2007, a $523,000 increase in payroll and related employee costs resulting from an increase in headcount, a $612,000 increase in stock-based compensation costs, a $539,000 increase in legal fees to enforce our intellectual property, a $262,000 increase in consulting fees, and a $79,000 increase in our provision for doubtful accounts offset by an increase in recoveries of $143,000, and a $91,000 decrease in liability insurance related costs.

Operating income.    As a result of the above factors, operating income increased $13.4 million to $40.9 million for the nine months ended September 30, 2007 from $27.5 million for the nine months ended September 30, 2006. As a percentage of net sales, operating income increased to 23.6% for the nine months ended September 30, 2007 from 23.5% for the nine months ended September 30, 2006.

Income taxes.    Income taxes were $15.5 million for the nine months ended September 30, 2007, representing an effective income tax rate of 35.8%, compared to $9.5 million for the nine months ended September 30, 2006, representing an effective income tax rate of 34.9%.  We currently expect our effective tax rate to be approximately 35.8% for the fiscal year ended December 31, 2007.

Net income.    As a result of the above factors, net income was $27.9 million for the nine months ended September 30, 2007 compared to $17.7 million for the nine months ended September 30, 2006. As a percentage of net sales, net income increased to 16.0% for the nine months ended September 30, 2007 from 15.1% for the nine months ended September 30, 2006.

Liquidity and Capital Resources

Our primary cash need is for working capital, which we generally finance with cash flow from operating activities. In December 2006, we completed an initial public offering of our common stock. The net proceeds to us were approximately $58.8 million, after deducting an aggregate of $4.6 million in underwriting discounts and commissions and $2.2 million in other expenses incurred in connection with the offering. As of September 30, 2007, we used $8.5 million of these proceeds to repay amounts outstanding under our revolving credit facility and $26.0 million for working capital purposes. We intend to use the remaining proceeds to fund infrastructure improvements, including expanding and upgrading our information technology systems; hiring new employees; marketing and advertising programs; product development; cost to comply with the Sarbanes-Oxley Act of 2002; working capital needs; and other general corporate purposes. These sources of liquidity may be impacted by fluctuations in demand for our products, investments in our infrastructure and expenditures on marketing and advertising.

The table below sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Nine Months Ended September 30,
	2006	2007
	(in thousands)
Cash and cash equivalents at beginning of period	$738	$54,184
Cash (used in) provided by operating activities	(19,505)	37,074
Cash used in investing activities	(367)	(950)
Cash provided by (used in) financing activities	22,403	(950)
Cash and cash equivalents at end of period	$3,269	$89,358

Cash flow from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation and amortization, deferred income taxes, stock-based compensation expense, tax impact of stock-based compensation awards and the effect of changes in operating assets and liabilities, principally accounts receivable, inventory, accounts payable and accrued expenses.

For the nine months ended September 30, 2007, cash provided by operating activities was $37.1 million compared to cash used in operating activities of $19.5 million for the nine months ended September 30, 2006.  Cash provided by operating activities for the nine months ended September 30, 2007 consisted primarily of net income, adjusted for non-cash items, and a decrease in net working capital of $7.8 million.  The decrease in net working capital was primarily due to a $23.3 million decrease in accounts receivable offset by a $366,000 decrease in allowances; offset by a $10.8 million increase in inventory offset by a $869,000 increase in inventory reserves, a $2.4 million decrease in accrued expenses which was primarily the result of a decrease in customer prepayments which are included in accrued expenses, and a decrease of $2.0 million in income taxes payable resulting from an increase in the liability for the current period provision offset by estimated tax payments.

Investing activities relate primarily to investments in intangible assets and capital expenditures. Investments in intangible assets are amounts we capitalize related to our patents and trademarks. Capital expenditures are primarily related to leasehold improvements, furniture and fixtures, computer equipment, warehouse equipment and product molds and designs.  For the nine months ended September 30, 2007, cash used in investing activities was $950,000 compared to $367,000 for the nine months ended September 30, 2006. This $583,000 increase in cash used was mainly due to the leasehold improvements to our corporate headquarters to expand our office space and purchases of office equipment and furniture and fixtures to accommodate increased headcount.  Additionally, during the nine months ended September 30, 2007, we continued to expand and upgrade our information technology systems to support recent growth.

Financing activities related primarily to repayments under promissory notes we executed to finance the payment of certain of our insurance premiums, the exercise of stock options and the excess tax benefit on stock-based compensation awards.  For the nine months ended September 30, 2007, net cash used in financing activities was $950,000 compared to cash provided by financing activities of $22.4 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, net cash used was primarily the result of the payment of $1.1 million of liabilities incurred in connection with our initial public offering, which we closed in December 2006, and principal payments on our promissory notes of $211,000 offset by $125,000 in cash provided by the exercise of stock options and $198,000 in excess tax benefits on stock-based compensation awards.

We believe that our cash flow from operating activities, together with the net proceeds from the initial public offering for our common stock, will be sufficient to meet our liquidity needs and capital expenditure requirements for at least the next 12 months.

Revolving Credit Facility

On August 20, 2004, we entered into a $3.0 million revolving credit facility with a predecessor of JPMorgan Chase Bank, N.A. On August 28, 2006, we amended this revolving credit facility, increasing our maximum amount available to $25.0 million. In December 2006, we repaid all amounts outstanding under this revolving credit facility with a portion of the proceeds from our initial public offering. There were no outstanding borrowings under our revolving credit facility at December 31, 2006. The maximum amount available under our revolving credit facility was decreased to $10.0 million on January 1, 2007 and on February 7, 2007, we amended our revolving credit facility to (a) decrease the maximum amount available to $2.0 million, (b) eliminate the 0.25% non-usage fee and (c) eliminate certain other terms, including terms requiring us to provide monthly reports regarding our inventory and accounts receivable. This revolving credit facility expired on June 30, 2007. Borrowings were subject to certain limitations, primarily based upon 85% of eligible accounts receivable and 50% of eligible inventory not to exceed the amount advanced on eligible accounts receivable. Indebtedness under the revolving credit facility bore interest at a floating rate of interest based on either the prime rate quoted by JPMorgan Chase Bank, N.A. or an adjusted LIBOR rate. Accounts receivable and inventory were pledged as collateral and the Company was subject to compliance with certain covenants, including minimum levels of net worth and minimum interest coverage ratios. The Company was not permitted to pay dividends or make distributions.

In September 2007, we entered into a $2.0 million revolving credit facility with JPMorgan Chase Bank, N.A. which expires June 30, 2009.  Indebtedness under this revolving credit facility bears interest at a floating rate of interest based on either the prime rate quoted by JPMorgan Chase Bank, N.A. or an adjusted LIBOR rate.  The credit facility agreement contains various restrictive covenants including (i) an obligation to maintain a tangible net worth of at least $75 million and (ii) a prohibition on incurring any other indebtedness for borrowed money.  The credit agreement prohibits us from creating or permitting any lien, encumbrances or other security interest on the Company’s accounts receivable or inventory.  There were no borrowings under this revolving credit facility as of September 30, 2007.

An irrevocable standby letter of credit in the amount of $50,000 is outstanding in favor of the landlord for our corporate headquarters. The landlord may draw upon this letter of credit if we are in default under the lease. The letter of credit expires on March 1, 2008.

Contractual Obligations and Commercial Commitments

As of September 30, 2007, there were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Seasonality

Similar to other vendors of footwear products, sales of our products are subject to seasonality. There are three major buying seasons in footwear: spring/summer, back-to-school and holiday. Shipments for spring/summer take place during the first quarter and early weeks of the second quarter, shipments for back-to-school generally begin in May and finish in late August and shipments for the holiday season begin in October and finish in early December. Historically, we have experienced greater revenues in the second half of the year than those in the first half due to a concentration of shopping around the back-to-school and holiday seasons.  In 2006, due to the growth of our business and the delays we experienced from our independent manufacturers, we experienced a higher percentage of net sales in the third quarter in comparison to the total year than we experienced in the past, as many orders were delayed from the second quarter to the third quarter, thereby causing the second quarter to be lower than normal and the third quarter to be higher than normal. In 2006, we estimate that approximately $20 million of net sales shifted from the second quarter to the third quarter due to late shipments.  During 2007 we have not experienced the same production delays.  However, we have recently experienced challenges related primarily to higher than expected inventory positions of product at many of our domestic accounts, which will have a significant adverse effect on our fourth quarter 2007 results.  While weekly unit sales at the store level are generally favorable compared to last year, they are lower than the internal projections of many of our domestic retailers.  We believe that this can be attributed to:  (1) aggressive sell through expectations of some of our domestic retailers going into the summer months and (2) retail softness in footwear and apparel.  Certain of our major retailers have shown reluctance to place significant fourth quarter 2007 orders until their current inventory is reduced to their targeted levels.  We have also seen decreased prices on our products at certain of our retailers.  These factors have led us to work closely with each of our key retail customers to assist them in managing their inventory and sell-through.  This process typically includes providing marketing discretionary funds, rescheduling orders to later dates, accepting cancellations and increasing marketing, promotion and advertising support.  Although weather is a factor in our seasonality, it is difficult to measure its impact. Results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Vulnerability Due to Customer Concentration

For the nine months ended September 30, 2007, Finish Line accounted for 13.3% of our net sales.  For the nine months ended September 30, 2006, Journeys and The Sports Authority represented 11.6% and 11.0% of our net sales, respectively.  No other retail customer or independent distributor accounted for 10% or more of our net sales in any of these periods. We anticipate that our net sales may remain concentrated for the foreseeable future. If any of our significant retail customers or independent distributors decreases its purchases of our products or stops purchasing our products our net sales and results of operations could be adversely affected.

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

Revenue Recognition.    Revenues are recognized when merchandise is shipped and the customer takes title and assumes risk of loss, collection of relevant receivables are probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Title passes upon shipment or upon receipt by the customer depending on the agreement with the customer. Revenues are stated net of estimated returns and other allowances, including permitted returns of damaged or defective merchandise and marketing discretionary funds. Other allowances include funds for promotional and marketing activities and a volume-based incentive program.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements , (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 157 to have a material impact on its financial position, cash flows or results of operations.

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

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

We had a $2.0 million revolving credit facility with JPMorgan Chase Bank, N.A. that expired on June 30, 2007. As of December 31, 2006 there were no outstanding borrowings under this facility. To the extent we borrowed under our revolving credit facility, which bore interest at floating rates based either on the prime rate quoted by JPMorgan Chase Bank, N.A. or an adjusted LIBOR rate, we were exposed to market risk related to changes in interest rates.  In September 2007, we entered into a new $2.0 million revolving credit facility with JPMorgan Chase Bank, N.A. which expires on June 30, 2009 and we have not borrowed under this revolving credit facility.  To the extent we borrow under our revolving credit facility, which bears interest at floating rates based either on the prime rate quoted by JPMorgan Chase Bank, N.A. or an adjusted LIBOR rate, we are exposed to market risk related to changes in interest rates.   If applicable interest rates were to increase by 100 basis points, for every $1.0 million outstanding under our revolving credit facility, our income before income taxes would be reduced by approximately $10,000 per year. We are not party to any derivative financial instruments.

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

Item 4T.      Controls and Procedures

We maintain a set of disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As of the end of the period covered by this report, our management, together with and under the supervision of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation as to the effectiveness, design and operation of our disclosure controls and procedures in an effort to ensure that information required to be disclosed in our reports filed or submitted by us under the Exchange Act, is accurate, complete and timely. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Based on the result of our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at September 30, 2007 to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted by us under the Exchange Act is reported within the time periods required by Securities and Exchange Commission rules and forms. There were no changes in our internal controls that occurred during the last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

We, our Chief Executive Officer, Chief Financial Officer, and directors who signed our registration statement filed with the Securities and Exchange Commission in connection with our December 7, 2006 initial public offering (the “IPO”) — along with Capital Southwest Corporation, Capital Southwest Venture Corporation and the underwriters for the IPO —  are defendants in a lawsuit originally filed on August 27, 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Brian Rines, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased our common stock pursuant to or traceable to the IPO registration statement.  The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Four similar lawsuits were also filed in September and October 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Vulcan Lee, John Avila, Gerald Markey, and Robert Eiron on behalf of the same plaintiff class, making substantially similar allegations under Sections 11, 12, and 15 of the Securities Act of 1933, and seeking substantially similar damages. These lawsuits have been transferred to a single judge, and we expect that all the cases will be consolidated into a single action, with a consolidated complaint filed shortly thereafter. Lead plaintiffs and lead counsel have not yet been appointed. While we cannot predict the outcome of these matters, we believe that the plaintiffs’ claims are without merit, we deny the allegations in the complaints, and we intend to vigorously defend the lawsuits. If any of these matters were successfully asserted against us, there could be a material adverse effect on our financial position, cash flows or results of operations.

On October 3, 2007 and October 24, 2007, in the United States District Court for the Northern District of Texas, Dallas Division, Jack Freeman and Brian Mossman, respectively brought shareholders’ derivative actions, for our benefit, as nominal defendant, against our Chief Executive Officer, Chief Financial Officer, Director of Research and Development, Senior Vice President and each of the current members of our board of directors.  We are a nominal defendant, and the complaint does not seek any damages against us.  The complaints allege violations of Section 14(a) of the Securities Act of 1933 and breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named defendants.  The complaints seek unspecified amounts of compensatory damages, voiding the election of the director defendants, as well as interest and costs, including legal fees from the defendants.  The derivative claims have been transferred to a single judge and we expect that they will be consolidated into a single derivative claim, with a consolidated complaint filed shortly thereafter.

Due to the nature of our products, from time to time we have to defend against personal injury and product liability claims arising out of personal injuries that allegedly are suffered using our products. To date, none of these claims has had a material adverse effect on us. We are also engaged in various claims and legal proceedings relating to intellectual property matters, especially in connection with enforcing our intellectual property rights against the various third parties importing and selling knockoff products domestically and internationally. Often, such legal proceedings result in counterclaims against us that we must defend. We believe that none of our pending personal injury, product liability or intellectual property legal matters will have a material adverse effect upon our financial position, cash flows or results of operations.

Item 1A.      Risk Factors

Except as discussed below, there were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or results of operation.

Class action and derivative lawsuits have been filed against us and certain of our officers and directors, which could result in significant costs and a diversion of our management’s efforts.

We and certain of our officers and directors have been sued in class action lawsuits and derivative lawsuits alleging violations of federal securities law in connection with our initial public offering. While we believe we have meritorious defenses and plan to defend vigorously any such claims made against us, we cannot assure you that these actions will be resolved without incurring significant costs (including paying the costs relating to such litigation incurred by our officers, directors and underwriters pursuant to various indemnification obligations) and/or resulting in the diversion of the attention of management and other key employees. The resolution of this pending securities litigation and the defense of any additional litigation that may arise could result in significant costs and any unfavorable outcome could have a material adverse effect on our business.

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

The net proceeds to us from the offering were approximately $58.8 million, after deducting underwriting discounts and commissions and other expenses incurred in connection with the offering. As of September 30, 2007, we had used $8.5 million of these proceeds to repay amounts outstanding under our revolving credit facility and $26.0 million for working capital purposes ($8.5 million in December 2006 and the remaining $17.5 million during the nine months ended September 30, 2007).  We intend to use the remaining proceeds to fund infrastructure improvements, including expanding and upgrading our information technology systems; hiring new employees; marketing and advertising programs; product development; cost to comply with the Sarbanes-Oxley Act of 2002; working capital needs; and other general corporate purposes.

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
10.1

First Amended and Restated Consulting Agreement, dated as of August 1, 2007, between Boss Technical Services and Heeling Sports Limited. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 14, 2007)

10.2

Employment Agreement, Including Agreement to Arbitrate, Noncompetition Agreement and Nondisclosure Agreement, dated as of April 12 2007, between William D. Albers and Heeling Sports Limited. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 5, 2007) (Application for confidential treatment for a portion of this document has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The copy of this document filed as an exhibit omits the confidential information subject to the confidentiality request. Omissions are designated by the symbol “**”. A complete version of this document has been filed separately with the Securities and Exchange Commission.)

10.3

Employment Agreement, Including Agreement to Arbitrate, Noncompetition Agreement and Nondisclosure Agreement, dated as of July 5, 2007, between John O’Neil and Heeling Sports Limited. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on September 5, 2007) (Application for confidential treatment for a portion of this document has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The copy of this document filed as an exhibit omits the confidential information subject to the confidentiality request. Omissions are designated by the symbol “**”. A complete version of this document has been filed separately with the Securities and Exchange Commission.)

10.4

Employment Agreement, Including Agreement to Arbitrate, Noncompetition Agreement and Nondisclosure Agreement, dated as of August 31, 2007, between James S. Peliotes and Heeling Sports Limited. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on September 5, 2007) (Application for confidential treatment for a portion of this document has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The copy of this document filed as an exhibit omits the confidential information subject to the confidentiality request. Omissions are designated by the symbol “**”. A complete version of this document has been filed separately with the Securities and Exchange Commission.)

10.5

Credit Agreement dated as of September 19, 2007, between JPMorgan Chase Bank, N.A. and Heeling Sports Limited (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 28, 2007)

10.6

Line of Credit Note dated as of September 19, 2007, between JPMorgan Chase Bank, N.A. and Heeling Sports Limited (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on September 28, 2007)

10.7

Negative Pledge Agreement dated as of September 19, 2007, between JPMorgan Chase Bank, N.A. and Heeling Sports Limited (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on September 28, 2007)

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

HEELYS, INC.

Date: November 13, 2007	By:	/s/ MICHAEL G. STAFFARONI
Michael G. Staffaroni
Chief Executive Officer

HEELYS, INC.

Date: November 13, 2007	By:	/s/ MICHAEL W. HESSONG
Michael W. Hessong
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1

First Amended and Restated Consulting Agreement, dated as of August 1, 2007, between Boss Technical Services and Heeling Sports Limited. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 14, 2007)

10.2

Employment Agreement, Including Agreement to Arbitrate, Noncompetition Agreement and Nondisclosure Agreement, dated as of April 12 2007, between William D. Albers and Heeling Sports Limited. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 5, 2007) (Application for confidential treatment for a portion of this document has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The copy of this document filed as an exhibit omits the confidential information subject to the confidentiality request. Omissions are designated by the symbol “**”. A complete version of this document has been filed separately with the Securities and Exchange Commission.)

10.3

Employment Agreement, Including Agreement to Arbitrate, Noncompetition Agreement and Nondisclosure Agreement, dated as of July 5, 2007, between John O’Neil and Heeling Sports Limited. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on September 5, 2007) (Application for confidential treatment for a portion of this document has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The copy of this document filed as an exhibit omits the confidential information subject to the confidentiality request. Omissions are designated by the symbol “**”. A complete version of this document has been filed separately with the Securities and Exchange Commission.)

10.4

Employment Agreement, Including Agreement to Arbitrate, Noncompetition Agreement and Nondisclosure Agreement, dated as of August 31, 2007, between James S. Peliotes and Heeling Sports Limited. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on September 5, 2007) (Application for confidential treatment for a portion of this document has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The copy of this document filed as an exhibit omits the confidential information subject to the confidentiality request. Omissions are designated by the symbol “**”. A complete version of this document has been filed separately with the Securities and Exchange Commission.)

10.5

Credit Agreement dated as of September 19, 2007, between JPMorgan Chase Bank, N.A. and Heeling Sports Limited (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 28, 2007)

10.6

Line of Credit Note dated as of September 19, 2007, between JPMorgan Chase Bank, N.A. and Heeling Sports Limited (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on September 28, 2007)

10.7

Negative Pledge Agreement dated as of September 19, 2007, between JPMorgan Chase Bank, N.A. and Heeling Sports Limited (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on September 28, 2007)

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Michael G. Staffaroni, Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Michael W. Hessong, Chief Financial Officer.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.