Form 10-K
period 2007-12-31
Heelys, Inc.
filed 2008-03-17
CIK 1373980

Use these links to rapidly review the document
INDEX TO FORM 10-K
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33182

HEELYS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	75-2880496 (I.R.S. Employer Identification No.)
3200 Belmeade Drive, Suite 100 Carrollton, Texas 75006 (Address of principal executive offices) (Zip Code)
(214) 390-1831 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐    No ☒

         As of June 29, 2007, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $206,965,933 (based upon the closing price for the registrant's common stock on The Nasdaq Global Market of $25.86 per share). For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 5% of the registrant's common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

         As of March 11, 2008 there were 27,076,367 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2008, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

i

PART I

Item 1.    Business

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934, as amended, or the "Exchange Act," that are based on information currently available to management as well as management's assumptions and beliefs. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, and our expectations, beliefs, intentions or future strategies that are signified by terminology such as "subject to," "believes," "anticipates," "plans," "expects," "intends," "estimates," "may," "will," "should," "can," the negatives thereof, variations thereon, similar expressions, or discussions of strategy. These forward-looking statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Annual Report on Form 10-K, the risk factors set forth in Part I, "Item 1A. Risk Factors" in this report may affect our performance and results of operations. Those risks, uncertainties and factors include, but are not limited to the fact that substantially all of our net sales are generated by one product, continued changes in fashion trends and consumer preferences and general economic conditions, our intellectual property may not restrict competing products that infringe on our patents from being sold, we are dependent upon independent manufacturers, we may not be able to successfully introduce new product categories and the other factors described in our filings with the Securities and Exchange Commission. Investors are urged to consider these risks, uncertainties and factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. You should not place undue reliance on forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

        Throughout this report, references to the "Company," "we," and "our" refer to Heelys, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

Overview

        We are a designer, marketer and distributor of innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. Our primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS-wheeled footwear allows the user to seamlessly transition from walking or running to skating by shifting weight to the heel. Users can transform HEELYS-wheeled footwear into street footwear by removing the wheel. We believe our distinctive product offering and our HEELYS brand is becoming synonymous with an increasingly popular lifestyle activity. We believe that the continued exposure of our HEELYS brand will allow us to selectively introduce additional product categories in the future by taking advantage of our expertise in product development and sourcing, strong retail relationships and knowledge of our target consumer.

        We were initially incorporated as Heeling, Inc. in Nevada in 2000 and were reincorporated in Delaware in August 2006 and changed our name to Heelys, Inc. Through our general and limited partner interests, we own 100% of Heeling Sports Limited, a Texas limited partnership, which was formed in May 2000.

        We are subject to the informational requirements of the Exchange Act, and, accordingly, file reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). We maintain a website on the World Wide Web at www.heelys.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q,

Current Reports on Form 8-K, including exhibits thereto, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the SEC. Our reports that are filed with, or furnished to, the SEC are also available at the SEC's website at www.sec.gov, which contains material regarding issuers that file electronically with the SEC. You may also obtain copies of any of our reports filed with, or furnished to, the SEC, free of charge, at the SEC's public reference room at 100 F Street, N.E., Washington, DC 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330.

Our Business

        We currently offer HEELYS-wheeled footwear in a wide variety of styles and colors at domestic retail price points ranging from $49.99 to $89.99 depending upon performance features, comfort and materials. HEELYS-wheeled footwear is protected by numerous patents and trademarks in the United States and certain other countries. In 2007, approximately 98% of our net sales was derived from the sale of our HEELYS-wheeled footwear. We also sell branded accessories, such as replacement wheels, helmets and other protective gear. In the third quarter of 2006 we introduced a limited variety of apparel items in response to demand from certain of our retail customers and in 2007 we introduced a line of non-wheeled footwear to broaden and extend the HEELYS brand.

        We sell our products through distribution channels that merchandise our products in a manner that we believe enhances and protects our HEELYS brand image. Domestically, our products can be purchased from full-line sporting goods retailers such as The Sports Authority, Academy, Big 5, Modell's and Hibbett Sports; specialty apparel and footwear retailers, such as The Finish Line and Journeys; select department stores, such as Mervyn's and Nordstrom; and family footwear stores, such as Famous Footwear and Shoe Carnival. Our products can also be purchased from select online retailers such as Zappos.com. In 2007, 83.4% of our net sales were derived from retailers in the United States. Internationally, our products are currently sold to independent distributors with exclusive rights to specified international territories. We recently opened a new sales and marketing office in Belgium to focus on expanding our international opportunities by working more closely with our distributors, establishing relationships with distributors in new international markets and, in selective markets, selling our products direct to retail customers.

Target Market

        The growth and longstanding popularity of skateboarding, inline skating, roller skating and scooter riding in the United States reflect consumers' interest in wheeled sports activities. For example, skateboarding and inline skating have remained a part of youth culture for more than 40 and 25 years, respectively. Our HEELYS-wheeled footwear, which we believe has broad patent protection relative to other wheeled sports products, appeals to many of these same consumers. While the market for HEELYS-wheeled footwear has grown significantly since our first product was introduced in 2000, we believe this market continues to have growth potential.

        Our products appeal to a broad range of young, active consumers around the world who enjoy wheeled sports activities. Our primary market is six to fourteen year-old boys and girls, an age group in the United States that the U.S. Census Bureau estimated to be 36.0 million people in 2008 and projected to grow to 39.2 million people by 2018. Based on our sales of more than 5.3 million pairs of HEELYS-wheeled footwear in the United States during 2007, we believe that there remains growth potential in our target market for both HEELYS-wheeled footwear and future product introductions. In addition, we believe we benefit from greater repeat purchases by our consumers relative to other wheeled sports products, driven by the natural replacement cycle of children's footwear and the new styles that we offer each season.

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

Business Strengths

        We attribute our success to the following business strengths:

  •
  Strong Brand Recognition.  We believe that our brand awareness is a significant competitive strength. We have positioned the HEELYS brand to represent a fun, youthful and active image and we believe it now defines an emerging lifestyle activity with a following among consumers in our target market. According to data collected by NPD, a retail and apparel industry research group, HEELYS-wheeled footwear had a 35.2% market share in retail sales dollars and a 31.7% market share in units sold for skateboard-related footwear brands (total combined point-of-sale channels) for the quarter ended December 31, 2007.

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

  •
  Focus on Innovation with Intellectual Property Protection.  Our innovative HEELYS-wheeled footwear is highly differentiated from other wheeled sports products and athletic footwear. We believe that our patents and pending patent applications enable us to maintain this differentiation. We own more than 75 issued patents and pending patent applications in more than 25 countries, of which more than 55 are related to wheeled footwear. We also have more than 80 registered trademarks and pending trademark applications with rights in more than 45 countries. We believe that our experience introducing HEELYS-wheeled footwear to the market and our growing brand awareness will allow us to successfully develop and introduce additional products incorporating innovative designs and technologies that appeal to our target consumers.

  •
  In-Depth Understanding of Our Target Market.  We employ a grass-roots marketing model that enables us to regularly interact with and maintain an in-depth understanding of our target market. In 2007, our event marketing managers, or "EMMs," coordinated in-store clinics and demonstrations and competitions at skate parks, allowing us to communicate our brand message in an interactive, fun environment. In addition, our EMMs use online marketing techniques such as hosting message boards and contributing to skate-oriented chat rooms. We also sponsor "team riders" to showcase HEELYS-wheeled footwear in high-traffic, public areas. Through these multifaceted interactions with our target consumers, we continually refine our understanding of their evolving preferences. We intend to use this insight to develop new HEELYS-wheeled footwear models, strengthen and extend our HEELYS brand and offer additional product categories.

  •
  Value Proposition for Retail Customers.  We believe that our differentiated product offering and brand name have historically represented a compelling value proposition for our retail customers. Our products have typically sold at retail for a price higher than most other youth branded athletic footwear. We believe our retail customers can return to our suggested retail prices and achieve good sell-through, high sales volumes and attractive margins.

  •
  Flexible and Efficient Sourcing Model.  By outsourcing manufacturing, we eliminate the need to purchase raw materials and limit the amounts we are required to spend on working capital, capital expenditures and overhead. This enables us to focus our resources on developing new products and brand-enhancing activities. We do not have any long-term manufacturing contracts, choosing instead to retain the flexibility to change our manufacturing sources if necessary. We have developed systems and procedures that enable us to actively monitor product quality, control product costs and facilitate timely product delivery, and in January 2008, we opened an office in China to further focus our sourcing functions relating to quality control, price negotiation, logistics and product development.

Future Growth Strategy

        We plan to continue growing our net sales and earnings over the next several years through the following strategies:

  •
  Increase Awareness and Popularity of our HEELYS Brand.  We plan to increase the awareness and popularity of our HEELYS brand, which we believe will fuel demand for our products. By conveying our brand message through word-of-mouth, grass-roots and traditional marketing, including television advertising, we seek to strengthen our understanding of and broaden our target market. We believe that enhanced brand awareness will allow us to expand sales of our current products and successfully offer new product categories.

  •
  Strengthen Our Relationships with Existing Domestic Retail Customers.  Most of our retail customers have historically enjoyed success with our HEELYS-wheeled footwear products with strong sell-through at premium prices. While some of our retail customers encountered a challenging environment during the second half of 2007, overall unit sales of our HEELYS-wheeled footwear at retail for the year were comparable to 2006. We plan to continue to focus our marketing efforts on supporting our key accounts to reestablish sales at premium prices.

  •
  Selectively Expand Our Domestic Customer Base.  We intend to increase our domestic distribution by selectively adding new retail customers. In particular, we believe that there are a number of regions in the United States where our products are under-distributed and we intend to add retailers in these regions to increase our distribution. Additionally, we will explore expansion in certain distribution channels that can bring additional sales and exposure to our products without compromising our current retail customer base.

  •
  Expand International Distribution.  We plan to expand our international distribution by working more closely with our current international distributors, adding distributors in new international markets, and in selective markets, selling our products direct to international retail customers. We recently opened a sales and marketing office in Belgium, led by our Vice President—International, to focus our efforts on this initiative.

  •
  Develop and Selectively Acquire New Products and Brands.  Our vision is to become an action-sports lifestyle company, consistently bringing innovative branded products to the global market. We intend to leverage our HEELYS brand and our reputation for innovation, quality, performance and comfort by expanding our apparel and accessories product offerings, entering new product categories and increasing the breadth of HEELYS branded products sold by our existing retail customers. In addition to continually updating our HEELYS-wheeled footwear offering with new colors, materials and textures to keep our style assortment fresh and developing related products and technologies, we will continue to seek opportunities to acquire complementary brands and products that appeal to our target market.

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

        HEELYS-wheeled footwear can be classified into the following three categories:

Single-Wheel. Our single-wheel HEELYS-wheeled footwear has one detachable wheel and are available in various sizes for men, women and children. We offer wheels of various performance capabilities in order to appeal to beginners and advanced users. Single-wheel HEELYS-wheeled footwear represented approximately 88.1% of our net sales in 2007. Suggested domestic retail prices for our single-wheel HEELYS-wheeled footwear generally range from $49.99 to $79.99.

Two-Wheel. Our two-wheel HEELYS-wheeled footwear includes two detachable wheels, are designed for novice users and are offered only in children's sizes. This category represented approximately 9.8% of our net sales in 2007. The suggested domestic retail price for our two-wheel HEELYS-wheeled footwear is generally $49.99.

Grind-and-Roll. Grind-and-roll HEELYS-wheeled footwear represents our highest performance category and are preferred by enthusiasts seeking a challenging and exciting action sports experience. This category features a single detachable wheel and a patented, hard nylon plate in the arch, enabling the consumer to slide, or "grind," on hand railings and other similar surfaces. Consumers can use our grind-and-roll HEELYS-wheeled footwear to perform distinctive maneuvers, similar to those performed by skateboarders and inline skaters. The grind-and-roll category represented approximately 2.1% of our net sales in 2007. The suggested domestic retail price for our grind-and-roll HEELYS-wheeled footwear is generally $89.99.

        In addition to offering our standard styles, we collaborate with certain of our retail customers to develop HEELYS-wheeled footwear styles that these retail customers have the exclusive rights to sell. This special make-up program enables these customers to differentiate their HEELYS-wheeled footwear product offering and allows us to broaden our product range. In 2007, special make-up program products represented approximately 34.3% of our net sales.

        In the past, we sold less-expensive wheeled footwear under the "Cruz" brand name exclusively to certain of our independent distributors. The Cruz brand represented approximately 17.7% and 3.3% of our net sales in 2004 and 2005, respectively. Although we have not sold any Cruz branded footwear since 2005, we may choose to re-launch this product line or a similar product in the future.

        We also offer a selection of HEELYS branded accessories, including protective gear such as helmets and wrist, elbow and knee guards, heel plugs, wheel bags and replacement wheels, a limited variety of apparel items and non-wheeled footwear. We plan to take advantage of growing consumer awareness of our brand name and our retail relationships to expand our HEELYS branded accessories offerings. We began to offer HEELYS branded apparel and additional accessories in the third quarter of 2006 and in 2007 we introduced a line of non-wheeled footwear to further broaden and extend the HEELYS brand.

Product Design and Development

        We intend to continually update and refine our product offerings in response to evolving consumer preferences. For example, we introduced the grind plate for our grind-and-roll HEELYS-wheeled footwear and the two-wheel HEELYS-wheeled footwear, we introduced specific styles for girls and the "sole saver" heel plug, which provides a finished look to the footwear by covering the wheel cavity when the wheel is removed and, we introduced and are continuing to refine a line of non-wheeled footwear to broaden and extend the HEELYS brand. We believe that introducing new products, performance features and designs allows us to achieve premium price points, encourage repeat purchases and create incremental consumer demand for our products. We monitor changing consumer trends and identify new product opportunities through close, interactive contact with our target consumers, frequent dialogue between our sales representatives, EMMs and our retail customers and input from our sponsored "team riders," some of whom are paid to use and promote our products.

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

Sales

        We carefully control the distribution of our products to protect and enhance our HEELYS brand and maintain our ability to offer our products at premium price points. We sell our products domestically directly to retail customers and internationally we have traditionally sold our products through independent distributors. We recently opened a new sales and marketing office in Belgium to focus on expanding our international opportunities.

        Currently, we do not sell our products to mass merchants or directly to consumers.

Domestic Sales

        Our products are sold through retail customers, including a variety of full-line sporting goods retailers, specialty apparel and footwear retailers, select department stores and family footwear stores. Our products are also sold through select online retailers. We attempt to choose retail customers who appeal to our target market and who are able and willing to merchandise our products in a manner that we believe is consistent with our brand message and positioning. The Sports Authority, Academy, Big 5, Modell's, Hibbett Sports, The Finish Line, Journeys, Mervyn's, Nordstrom, Famous Footwear, Shoe Carnival, and Zappos.com are examples of our domestic retail customers. In 2005, 2006 and 2007, our domestic net sales were $36.6 million, $161.3 million and $153.0 million respectively, representing 83.2%, 85.7% and 83.4% of our total net sales, respectively.

        We intend to selectively increase our domestic distribution by expanding the number of stores in which HEELYS-wheeled footwear is sold by existing retail customers and by adding new retail customers. Due to our limited funding at our inception, we focused our marketing resources on specific regions of the country that we believed embraced wheeled sports and innovative products such as HEELYS-wheeled footwear. As the exposure of our products and brand name increased and our financial position improved, we expanded our focus to other regions of the country.

        We are committed to providing the highest levels of service to our retail customers. We maintain a national sales force of 18 independent sales representatives, each of whom is assigned an exclusive territory and is compensated on a commission basis, and who together are responsible for substantially all of our domestic sales. We believe that our product line represents a significant percentage of the sales made by these independent sales representatives.

International Sales

        As of December 31, 2007, we offered our products internationally through 33 independent distributors, each of which has exclusive rights to a designated territory. In 2007, our largest international territory was the United Kingdom, which accounted for 8.7% of our total net sales. We select our independent distributors based on their relationships with appropriate retailers, their ability to effectively represent the HEELYS brand and their execution of our distribution strategy. In order to maintain a consistent brand image throughout the world, we provide marketing, distribution and product training support to our independent distributors. Each distributor must meet minimum sales goals and is responsible for funding its local marketing campaigns, maintaining its own inventory and providing sufficient sales, distribution and customer service infrastructure. In 2005, 2006 and 2007, our international net sales were $7.4 million, $26.9 million and $30.5 million, respectively, representing 16.8%, 14.3% and 16.6% of our total net sales, respectively. In 2004, Japan accounted for 19.4% of our total net sales. Since 2004, no country other than the United States has accounted for 10% or more of our net sales. We believe that international distribution represents a meaningful growth opportunity for us that we intend to take advantage of by encouraging our existing distributors to expand their market presence, by establishing relationships with distributors in new international markets and, in selective markets, selling our products direct to retail customers.

Principal Customers

        In 2005, Big 5 Sporting Goods, Journeys and The Sports Authority represented 12.3%, 11.3% and 10.6% of our net sales, respectively. In 2006, Journeys accounted for 12.7% of our net sales. In 2007, Finish Line represented 13.2% of our net sales. No other retail customer or independent distributor accounted for 10% or more of our net sales in any of these periods.

Marketing

        Our marketing strategy is to position our products and the HEELYS brand to represent a lifestyle that includes excitement, individuality and the unique culture of action sports. Our brand image was recently summarized as "Free Wheel'n Exhilaration." To promote awareness of our HEELYS brand, we utilize a multi-faceted strategy that includes event marketing activities, television advertising, point-of-purchase, or "POP," displays and product placement and public relations. While we fund the cost of these activities domestically, our international independent distributors are solely responsible for these costs in their markets. In January 2008, we hired a Senior Vice President of Marketing to oversee both our marketing and product development initiatives.

Event Marketing Activities

        We employ three EMMs who assist us in reaching consumers in key markets at the grass-roots level and driving foot traffic to our retail customers' locations. EMMs increase consumer awareness of our products by hosting in-store product clinics and demonstrations, teaching store personnel how to use our products, employing "guerrilla" marketing methods such as arranging for our sponsored "team riders" to skate in high traffic public areas and using online marketing techniques such as hosting message boards and contributing to skate-oriented chat rooms. Our EMMs recruit, train, and retain handpicked skaters in the key markets. Certain of the top skaters in each of those key markets are invited to participate on the Heelys National Pro Team.

Television Advertising

        Television advertisements are an important and highly effective tool for increasing awareness of our brand and products among our target consumers because these advertisements allow us to show consumers HEELYS-wheeled footwear in action. Advertisements air nationally and in selected regions of the United States during our primary selling seasons on cable channels such as ABC's Family Channel, Nickelodeon, Cartoon Network, NickToons, and Toon Disney. As part of our regional television advertising strategy, we typically feature the name of a local retail customer at the end of our television advertisements. This tactic is intended to drive consumers to specific retail customers and allows us to evaluate the effectiveness of our advertising. We ran our first national cable television advertising campaign in the fourth quarter of 2005. During 2006 and 2007, we utilized both regional and national television advertising campaigns and expect to continue to follow this approach in the future.

Point-of-Purchase Displays

        Many of our retail customers have committed valuable floor space to Heelys branded POP displays. When the opportunity presents itself, we often build custom POP solutions that best fit both our needs and those of our retail customers. Through the use of these POP displays, we are able to present the HEELYS brand message to consumers in a consistent manner and increase our shelf space in our retail customers' locations.

Product Placement

        Because HEELYS-wheeled footwear is highly differentiated from other wheeled sports products and other footwear, we often receive requests from television shows, magazines and news organizations to review or highlight our products. Our products have been featured in numerous television and print spots, including television shows such as The Amazing Race, Are You Smarter than a Fifth Grader and Run's House; magazines and newspapers such as Time, People, The Wall Street Journal, In Style, Newsweek and Footwear News; and the World Book Encyclopedia and McGraw-Hill school textbooks. Strategic partnerships such as Disney's theatrical production of the Little Mermaid and Disney's Wide World of Sports also provide Heelys an opportunity to uniquely secure "product in-use" opportunities. We believe that product placement activities enable us to build awareness of our products and our HEELYS brand in a cost-effective manner.

Cooperative Marketing

        In partnership with our retailers, we offer cooperative marketing support. In our cooperative marketing initiatives we seek to grab customer attention, drive sales for our retail customers and promote our brand. Examples of cooperative marketing include company approved POP display materials, television, radio, print, and web based advertising, gift with purchase promotions, and customized event marketing demonstration. We will continue to collaboratively work with retail partners in an effort to drive the overall brand experience.

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

        Prior to 2008, Boss Technical Services, an independent sourcing agent, helped us identify and develop relationships with manufacturers of our footwear products and provided quality inspection, testing, logistics and product development and design assistance. We paid for these services on a commission basis. Our Vice President—Sourcing, who we hired in December 2006, managed our relationship with Boss Technical Services and upon termination of this relationship effective December 31, 2007, now manages our relationship directly with our manufacturers.

        Bu Kyung Industrial, which is owned by one of the owners of Boss Technical Services, has manufactured HEELYS-wheeled footwear since our inception and until 2006 was responsible for manufacturing substantially all of our HEELYS-wheeled footwear. Due to rapid growth in demand for our HEELYS-wheeled footwear, in 2006 we began using a number of other manufacturers to supply our products. As of December 31, 2007, we were using four independent manufacturers. We expect Bu Kyung Industrial to continue to manufacture a significant portion of our footwear products, but we expect to develop relationships with additional manufacturers in order to secure additional capacity and mitigate the risk associated with using a limited number of manufacturers.

        In January 2008, we opened a representative office in Qingdao, China. This new office will serve multiple sourcing functions including quality control, price negotiation, logistics and product development. We believe our Qingdao office will help us improve our research and development efforts, enhance communication between us and our distribution and manufacturing partners and give us more direct control over the manufacturing and sourcing process. This new office is managed by our Vice President—Sourcing.

Order Fulfillment and Inventory Management

        Our products are inspected, bar coded and packaged by our independent manufacturers and transported by container ship typically to Long Beach, California. Our independent manufacturers mark, label and pre-ticket our products for certain of our larger retail customers. For products sold in the United States, after the products clear U.S. customs, we use an independent freight forwarder and customs broker to ship them via rail by container either to our distribution center located in Carrollton, Texas, a warehouse in San Pedro, California which is managed by a third party logistics provider, or directly to our retail customers. In 2007, approximately 75.8% of our products in the United States were shipped directly to our retail customers. Upon receipt at our warehouse, merchandise is inspected and recorded in our management information systems and packaged for delivery. We maintain electronic data interchange, or "EDI," connections with many of our larger retail customers in order to automate order tracking and inventory management. Substantially all of our products destined for international distribution are sent directly by our independent manufacturers to our independent distributors.

        To allow us to better plan our production volume with our manufacturers, we offer our retail customers discount incentives to place advance orders. Historically, we received most of our orders three to four months in advance of the scheduled delivery dates. In 2008, we expect to see certain of our retail customers being more cautious when placing future orders and shifting toward shorter lead times. We seek to manage our inventory risk, by monitoring available sell-through data and seeking input on anticipated consumer demand from our retail customers.

Intellectual Property—Patents and Trademarks

        We have both domestic and international patent coverage for the technology incorporated in our HEELYS-wheeled footwear and own more than 75 issued patents and pending patent applications in more than 25 countries, of which more than 55 are related to wheeled footwear. Our first patent was a method patent that was issued in June 2002 and includes coverage for wheeled footwear, including HEELYS-wheeled footwear, with a wheel in the heel that allows the user to transition from walking or running to skating by shifting weight to at least one wheel in the heel. We also own a variety of trademarks, with more than 80 registered and pending trademarks with rights in more than 45 countries.

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

        We have an exclusive worldwide license to use intellectual property related to the technology used in our grind-and-roll HEELYS-wheeled footwear. We pay a royalty of 12.0% of our cost on certain products, $1.00 per unit on certain styles of footwear and 25% of any sublicensed revenue of any non-footwear products, apparel and accessories or similar items that absent our license would infringe the trademarks relating to such products under the license agreement. We are required to make royalty payments through December 31, 2008. If we fail to make the required royalty payments the licensor has the right to reacquire the intellectual property.

Seasonality

        Similar to other vendors of footwear products, sales of our products are subject to seasonality. There are three major buying seasons in footwear: spring/summer, back-to-school and holiday. Shipments for spring/summer take place during the first quarter and early weeks of the second quarter, shipments for back-to-school generally begin in May and finish in late August and shipments for the holiday season begin in October and finish in early December. Historically, we have experienced greater revenues in the second half of the year than those in the first half due to a concentration of shopping around the back-to-school and holiday seasons. In 2006, due to the growth of our business and the delays we experienced from our independent manufacturers, we experienced a higher percentage of net sales in the third quarter in comparison to the total year than we experienced in the past, as many orders were delayed from the second quarter to the third quarter, thereby causing the second quarter to be lower than normal and the third quarter to be higher than normal. In 2006, we estimate that approximately $20 million of net sales shifted from the second quarter to the third quarter due to late shipments. During 2007 we did not experience the same production delays, but instead experienced challenges related primarily to higher than expected inventory positions of product at many of our domestic accounts as weekly unit sales were lower than internal projections of many of our domestic retail customers, which had a significant adverse effect on our results for the second half of 2007. We believe that this was attributed to: (1) aggressive sell-through expectations of some of our domestic retailers going into the summer months and (2) retail softness in footwear and apparel. Certain of our major retailers are reluctant to place significant orders until their current inventory is reduced to their targeted levels. We also saw decreased prices on our products at certain of our retailers in the fourth quarter of 2007. These factors have led us to work closely with each of our key retail customers to assist them in managing their inventory and sell-through. This process typically includes providing marketing discretionary funds, rescheduling orders to later dates, accepting cancellations, increasing marketing, promotion and advertising support, and accepting returns. Although weather is a factor in our seasonality, it is difficult to measure its impact. Results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Employees

        As of December 31, 2007, we employed a total of 55 full-time employees, 49 of whom worked in our Carrollton, Texas headquarters; and included 15 in sales and customer service, 7 in marketing, 3 in product development, 10 in executive and administration, 3 in information technology, 8 in finance and 9 in warehousing operations. We also employ temporary warehouse employees during peak shipment periods. We are not a party to any labor agreements and none of our employees are represented by a labor union.

        In September 2004, we entered into an agreement with an affiliate of Gevity HR, Inc. a professional employer organization, or "PEO," under which Gevity provides payroll and employee benefit services and acts as a co-employer of our employees. We believe this arrangement allows us to provide our employees with competitive benefits in a cost-effective manner.

Insurance and Product Liability

        We purchase insurance to cover standard risks associated with our business, including policies to cover commercial general liability and other casualty and property risks. Our insurance rates depend upon our safety record as well as trends in the insurance industry. Through our PEO our employees are also covered by workers' compensation insurance, the cost of which is retrospective and varies depending upon the frequency and severity of claims during the policy year.

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

        During 2007, we added servers and data warehousing machines and enhanced our order management, inventory and EDI modules. We also implemented an online and off-site backup system with full recovery and redundancy capability. We believe our information technology systems are sufficient to meet our anticipated growth for the foreseeable future.

        We will continue to assess the need to expand and upgrade our information technology systems to support actual or expected future growth. We will evaluate and may implement a new warehouse management system and a new customer-relationship management tool that will integrate with our website for improved customer service.

Competition

        We compete with companies that focus on the young consumer across a number of markets, including footwear, sporting goods and recreational products. Many of these companies have substantially greater financial, distribution and marketing resources than we have. Product design, performance, styling, comfort, quality, brand awareness, timeliness of product delivery and pricing are all important elements of competition in the markets for our products. We believe that the strength of our HEELYS brand, the intellectual property related to the design of HEELYS-wheeled footwear, the quality of our products and our relationships with retailers and distributors allow us to compete effectively in the markets we serve. In certain international markets, where enforcing our intellectual property rights is more difficult than in the United States, we compete against counterfeit, knockoff and infringing products, which typically are offered at lower prices.

Backlog

        Historically, we received most of our orders three to four months prior to the date the products were shipped to customers. At December 31, 2007, our backlog was approximately $7.2 million, compared to approximately $53.2 million at December 31, 2006. Although generally, these orders are not subject to cancellation prior to the date of shipment, cancellations have and may continue to occur. Due to the inventory challenges we experienced in the second half of 2007, many of our retail customers have not placed significant future orders with us. In 2008, we expect to see certain of our retail customers being more cautious when placing future orders and shifting toward shorter lead times. For a variety of reasons, including the timing of release dates for our product offerings, shipments, order deadlines and receipt of orders, backlog may not be a reliable measure of future sales and may not be comparable from one period to another.

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

        In 2006 and 2007, we generated approximately 98% of our net sales from our HEELYS-wheeled footwear and we expect to continue to depend upon HEELYS-wheeled footwear for substantially all of our net sales in the foreseeable future. Because we are dependent on a single line of products, factors such as changes in consumer preferences may have a disproportionately greater impact on us than if we offered multiple product categories. If consumer interest in HEELYS-wheeled footwear or wheeled sports activity products in general declines, we would likely experience a significant loss of sales, cancellation of orders from retail customers, loss of retail customers, excess inventories, higher reserves for marketing discretionary fund assistance, increased reserves for inventory returns, inventory markdowns and discounts to our retail customers, deterioration of our brand image, and lower revenues and gross and operating margins, as a result of price reductions and may be forced to liquidate excess inventories at a discount, any or all of which would have a material adverse impact on our business and operations. Given the limited history of our HEELYS brand, it is especially difficult to evaluate whether our products will hold long-term consumer appeal.

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

        We generally must make decisions regarding product designs several months before our products are available for sale, and it can take us up to six months to achieve full production of certain models. Accordingly, at the time we have to make decisions that determine our inventory levels, we cannot be certain that our product offerings will be well received by consumers, in which case we may be forced to liquidate excess inventories at a discount. In addition to offering our standard styles, we collaborate with certain of our retail customers to develop HEELYS-wheeled footwear styles that these retail customers have the exclusive rights to sell. If these retail customers are unable to sell through these footwear styles we may agree to provide marketing discretionary fund assistance or to accept return of this inventory. Because these styles have been specifically designed for a particular customer we may not be able to sell the returned inventory or may not be able to sell the returned inventory at or above cost. Conversely, if we underestimate consumer demand for our products, we could have inventory shortages, which would result in lost sales, delays in shipments to retail customers and independent distributors, strains on our relationships with retail customers and independent distributors and diminished brand loyalty. Even if we introduce appealing new styles and products on a timely basis, we may set prices for our products too high to be successful. A decline in demand for our products, or any failure on our part to satisfy increased demand for our products, could adversely affect our net sales and results of operations.

We have experienced significant increases in the scope of our operations, and if we fail to manage our operations or future growth effectively, we may experience difficulty in filling purchase orders, declines in product quality, increased costs or other operating challenges.

        Our sales and operations grew rapidly in 2005 and 2006 and we have:

  •
  transitioned from purchasing almost all of our footwear products from one independent manufacturer at December 31, 2005 to purchasing from a number of additional manufacturers in the second quarter of 2006;

  •
  increased the pairs of HEELYS-wheeled footwear sold from 697,000 pairs in 2004, to 1.4 million pairs in 2005, to 6.2 million pairs in 2006, and to 6.5 million pairs in 2007;

  •
  increased the number of our full-time employees from 19 at June 30, 2004, to 41 at December 31, 2006, and to 55 at December 31, 2007;

  •
  established a representative office in China, replacing the functions previously provided by our independent sourcing agent; and

  •
  opened a new sales and marketing office in Belgium to focus on expanding our international opportunities.

        The increased scope of our business and growth in the number of our employees, customers and independent manufacturers have placed and will continue to place a significant strain on our management, information technology systems and other resources. To properly manage our operations, we may need to hire additional employees, upgrade our existing financial and reporting systems, improve our business processes and controls and identify and develop relationships with additional independent manufacturers. We may also be required to expand our distribution facilities or add new facilities. Our former sourcing agent performed quality inspections, testing, logistics and product development and design assistance. We may fail to adequately perform these functions. Failure to effectively manage our operations or growth could result in difficulty in distributing our products and filling purchase orders, declines in product quality or increased costs, any of which would adversely impact our business and results of operations.

Our operations are dependent upon the strength of our relationships with our retail customers and independent distributors and their success in selling our products, and a small number of retail customers and independent distributors are responsible for a significant percentage of our net sales.

        Our success is dependent upon the willingness and ability of our retail customers to market and sell our products to consumers, as well as the success of our independent distributors in developing foreign markets for our products. For the year ended December 31, 2005, Big 5 Sporting Goods, Journeys and The Sports Authority were responsible for approximately 12.3%, 11.3% and 10.6% of our net sales, respectively. For the year ended December 31, 2006, Journeys accounted for approximately 12.7% of our net sales. For the year ended December 31, 2007, Finish Line accounted for approximately 13.2% of our net sales. No other retail customer or independent distributor accounted for 10% or more of our net sales in any of these periods. If any of these or our other significant retail customers or independent distributors were to experience financial difficulties, reduce the quantity of our products it sells, discount the retail sales price, request markdown assistance or additional marketing assistance, or stop selling our products, our financial condition and results of operations could be adversely affected.

We do not have long-term contracts with any of our retail customers or independent distributors, and the loss or material reduction in their business with us could result in reduced sales of our products.

        Our retail customers and independent distributors generally purchase products from us on a purchase order basis and do not have long-term contracts with us. Consequently, with little or no notice and without penalty, our retail customers and independent distributors may terminate their relationship with us or materially reduce the level of their purchases of our products. For example, recently one of our large retail customers determined that it will no longer sell HEELYS-wheeled footwear. This customer accounted for 7.2% of our total net sales for the year ended December 31, 2007. If this were to occur with more retail customers or independent distributors who purchase significant quantities of our products, it may be difficult for us to establish substitute relationships in a timely manner, which could have a material adverse effect on our financial condition and results of operations.

Changes in the mix of retail customers to whom we distribute our products could impact our gross margin and brand image, which could have a material adverse effect on our results of operations.

        We sell our products through a mix of retail customers. Although we do not currently anticipate material changes in the mix of our retail customers, any such changes could adversely affect our gross margin and could negatively affect both our brand image and our reputation with our consumers. A negative change in our gross margin or our brand image and acceptance could have a material adverse effect on our results of operations and financial condition.

We are dependent on our management and other personnel, and the failure to attract and retain such individuals could adversely affect our operations.

        Our success depends on our ability to attract and retain qualified managerial and other personnel. Our management and other employees can terminate their employment with us at any time, and we do not maintain key person life insurance. Our inability to attract or retain qualified employees, or the loss of any key employee, could harm our business and results of operations.

        In February of 2008, Michael G. Staffaroni, our Chief Executive Officer since 2001, and Charles D. Beery, our Senior Vice President—Global Sales since 2001, resigned. Ralph T. Parks, former President and Chief Executive Officer of FootAction USA, is serving as our interim Chief Executive Officer. An executive search firm has been retained to identify a permanent chief executive officer. Our failure to successfully identify a permanent chief executive officer, or our failure to successfully integrate this individual into our organization, could adversely affect our business and results of operations. Our failure to have a Senior Vice President—Global Sales may adversely affect our sales and results of operations.

        In January 2008, our Director of IT resigned. We are in the process of identifying a replacement. If we fail to successfully identify a replacement, or are unable to successfully integrate this person into our organization, our ability to effectively operate our information technology systems and related financial reporting and internal controls could be adversely affected.

        We have recently hired a Senior Vice President of Marketing. Our failure to successfully integrate this individual into our organization could adversely affect our business and results of operations.

Negative publicity relating to our products could cause our HEELYS brand to suffer and adversely affect our net sales and results of operations.

        Various media outlets have reported on injuries suffered by users of our products and have quoted from or referred to medical studies and U.S. Consumer Product Safety Commission data relating to injury rates of users of wheeled footwear. This negative publicity and any future negative publicity relating to the safety of our products or products similar to ours could cause our HEELYS brand image to suffer and adversely affect our net sales and operating performance.

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

Because of increased inventory at our retail customers, or for other reasons, our net sales may not grow or may decrease and that may have a material adverse effect on our results of operations and margins.

        We recently experienced challenges related primarily to higher than expected inventory positions of our HEELYS-wheeled footwear at many of our retail customers as weekly unit sales were lower than internal projections of many of our retail customers and certain of our major retail customers have been reluctant to place significant orders for additional product. These factors have required us to assist certain of our key retail customers in managing their inventory and sell-through, including rescheduling orders to later dates, accepting cancellations, increasing marketing, promotion and advertising support, accepting returns, and further requiring us to increase substantially our reserve for marketing discretionary fund assistance and returns reserve. Additionally, as a result of the decrease in net sales during the second half of 2007 and cancelled orders, our inventory position at year end was greater than we have historically seen, and required us to take a write-down on our inventory. The existence or persistence of any of these factors may cause our net sales to stall or decrease, which could have a material adverse effect on our results of operation, margins and financial condition.

If we are unable to enforce our patents, trademarks and other intellectual property rights, competitors may be able to sell products that are substantially similar to our products, which could adversely affect our sales and damage our brand image.

        We believe our trademarks, trade names, copyrights, trade secrets, issued and pending patents, trade dress and designs are valuable and integral to our success. The costs associated with obtaining and maintaining our intellectual property rights and protecting our HEELYS brand are significant. Further, we do not know whether our pending or future patent applications will result in the issuance of patents. Even if patents are issued in the future, we cannot predict how the patent claims will be construed and such patents may not provide us with the ability to prevent the development, manufacturing or marketing of infringing products. Enforcement of our patents and other intellectual property rights is often met with defenses, counterclaims and countersuits attacking the validity and enforceability of our patents and other intellectual property rights. The validity and enforceability of our patents may be challenged by third parties for many different reasons, including for example, prior art, prior disclosure, prior offers to sell, incorrect inventorship, prior invention by another, patent misuse, antitrust violations, laches and estoppel.

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

        In some countries where we have sought patent protection, third parties have challenged the validity, enforceability and scope of our patent rights. Patent laws, and standards of patentability and validity, vary from one country to the next. For example, the validity of our Japanese patent claims was challenged in May 2004, resulting in an opinion that our Japanese patent claims were invalid. In February of 2008, we learned that our appeals of this opinion were unsuccessful, although additional patent applications are still pending in Japan. Conversely, we recently learned that we had prevailed against a challenge to our patent in Taiwan where a third party filed a cancellation application in July 2004 with the Taiwan Intellectual Property Office to cancel our issued patent in Taiwan. Patent challenges are commonly filed as counterclaims in patent litigation proceedings. There can be no assurance that we will prevail in similar proceedings. Our HEELYS brand, business, financial condition and results of operations could be adversely affected if we fail to obtain and maintain intellectual property right protection in foreign countries where we derive a large amount of our net sales.

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

        All of our products are produced by independent manufacturers with which we do not have long-term contracts. As such, any of them could unilaterally terminate its relationship with us or increase the prices it charges us at any time. Until May 2006, one independent manufacturer produced almost all of our HEELYS-wheeled footwear. Commencing in May 2006, when demand for our HEELYS-wheeled footwear products outstripped the capacity of this independent manufacturer, we used additional independent manufacturers to produce HEELYS-wheeled footwear. Although these additional manufacturers have enabled us to increase our monthly production capacity, we may be unable to fill a substantial number of future orders placed by our customers on a timely basis. To expedite the delivery of past-due customer orders, we typically ship via air freight for which we pay higher shipping rates. During the second and third quarters of 2006 our inability to deliver customer orders on a timely basis resulted in delayed sales and higher shipping costs which caused us to miss certain internal financial targets. If we cannot procure sufficient quantities of HEELYS-wheeled footwear to meet customer demand in a timely manner, or if the quality of our products declines, customers may cancel orders, refuse shipments, negotiate for reduced purchase prices or ask us to pay extraordinary shipping costs, any of which could have a material adverse effect on our customer relationships and operating results. Additionally, if any of our independent manufacturers fail or refuse to ship any orders for any reason, our business could be adversely affected.

We rely on our independent sales representatives for our domestic sales, and if our relationships with a material number of these representatives were terminated, it could result in reduced sales of our products.

        We sell substantially all of our products domestically through our network of 18 independent sales representatives. We rely on these independent sales representatives to provide new customer prospects and market our products to our retail customers. Our independent sales representatives do not sell our products exclusively and may terminate their relationships with us at any time with limited notice. Our ability to maintain and increase our domestic sales depends in large part on our success in maintaining relationships with our independent sales representatives on commercially reasonable terms. Any failure to maintain and develop new satisfactory relationships with independent sales representatives, or any failure of our independent sales representatives to effectively market our products, could adversely affect our domestic sales.

Our new distribution efforts in the European Union involve inherent risks which could result in harm to our business.

        We recently opened a new sales and marketing office in Belgium to focus on expanding our international opportunities by working more closely with our distributors, establishing relationships with distributors in new international markets and, in selective markets, selling our products direct to retail customers. Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends upon the proper operation of our new distribution model and the development of additional distribution capabilities. This new distribution model is subject to a number of risks, including greater difficulties in staffing and managing foreign operations, unexpected changes in regulatory practices and tariffs, longer collection cycles, seasonality, potential changes in export and tax laws and other risks and uncertainties inherent in doing business outside of the United States. This new distribution model may also adversely impact our relationship with our independent distributors.

Improvements to our information technology systems may be inadequate, which would adversely affect our ability to operate effectively.

        We have upgraded and implemented new information technology systems to facilitate our growth, streamline our financial reporting and improve our internal controls. As we grow and our business needs change, we could experience difficulties associated with systems transitions. If we experience difficulties in our information technology systems or experience system failures, or if we are unable to successfully modify our information technology systems to respond to changes in our business, our ability to operate effectively could be adversely affected.

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

Because our products are manufactured in Asia, we recently opened offices in China and Belgium, and a portion of our sales activities occur outside of the United States, we are subject to international business, political, operational, financial and economic risks that could adversely affect our net sales and results of operations.

        Conducting business internationally entails numerous risks which could interrupt or otherwise adversely affect our business, including:

  •
  increased transportation costs (the cost of fuel is a significant component in transportation costs, so increases in the price of petroleum products can adversely affect our profit margins);

  •
  delays and other logistical problems relating to the transportation of goods shipped by ocean freight;

  •
  work stoppages, strikes, lockouts or increased security concerns at seaports;

  •
  difficulties in staffing and managing our foreign operations;

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

        We pay for our products and, until 2008 we paid commissions to our independent sourcing agent in U.S. dollars, and our independent distributors pay us in U.S. dollars. International sales accounted for approximately 16.8% of our net sales in 2005, 14.3% of our net sales in 2006 and 16.6% of our net sales in 2007. We do not engage in any foreign currency hedging transactions. If the U.S. dollar strengthens compared to the currency in the foreign markets where our products are sold, our products will be more expensive in those markets making them less attractive to consumers. If the U.S. dollar significantly weakens compared to the currency in the foreign markets where our products are produced, our manufacturers could increase the prices they charge us for our products, which could reduce our profitability. There can be no assurance that we can effectively mitigate our foreign exchange risk.

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

        Third parties may successfully claim that we are infringing their intellectual property rights. While we do not believe that any of our products infringe the valid intellectual property rights of third parties, we may be unaware of the intellectual property rights of others that may cover some of our technology or products. For example, because many patent applications in the United States are not publicly disclosed immediately after they are filed, we could adopt technology without knowledge of a pending patent application, which technology would infringe a third-party patent once that patent is issued.

        Our competitors in both the United States and foreign countries may have applied for or obtained, or may in the future apply for or obtain, patents that will prevent, limit or otherwise interfere with our ability to make, market or sell our products. Although we may conduct our own independent review of patents issued to certain third parties, we cannot assure you that we will be aware of all pre-existing technology that may subject us to patent litigation. Further, we may adopt a trademark or trade dress that a third party claims infringes their rights in such trademark or trade dress. If we are forced to defend against infringement claims, whether or not such claims are resolved in our favor, we could encounter expensive and time-consuming litigation which could divert the attention of our management and other key personnel from our business operations. Furthermore, if we are found to be infringing intellectual property rights of others, we could be required to pay licensing fees or damages. In addition, if we are not able to obtain license agreements on terms acceptable to us, or at all, we may be prevented from manufacturing, marketing or selling our products. As a result, our net sales could be significantly reduced and our cost of sales could be significantly increased, either of which could have an adverse effect on our business.

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

        We sell our products to sporting goods retailers, specialty apparel and footwear retailers, select department stores, and family footwear stores in an effort to maintain a high-quality image for our HEELYS brand and premium price points for our products. Although we do not currently anticipate distributing to mass merchants, if we choose to do so in the future it could have a material adverse effect on our gross margin and could negatively affect our HEELYS brand image and our reputation with consumers, which could adversely affect our results of operations and financial condition.

Our operating results are subject to seasonal and quarterly variations in our net sales and net income, which could adversely affect the price of our common stock.

        We have experienced, and expect to continue to experience, substantial seasonal and quarterly variations in our net sales and net income. Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including, among other things, the amount of inventory carried by our retailers, timing of holidays and advertising initiatives and changes in our product mix. In addition, variations in weather conditions may significantly affect our results of operations.

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

If our new product initiatives are not accepted by our customers or if we are unable to maintain our margins, it could materially affect our financial performance.

        We are currently in the process of introducing a new product line of non-wheeled footwear. Non-wheeled footwear are subject to intense competition in the marketplace. As is typical with new products, market acceptance of these new lines is uncertain and achieving market acceptance may require substantial marketing efforts and expenditures. We also cannot assure that these new products will have the same or better margins than our current products. The failure of the new product lines to gain market acceptance or our inability to maintain our current product margins with the new lines could adversely affect our business, financial performance and brand image.

The current uncertainty surrounding the United States economy and adverse trends in retailing could have a material adverse effect on our results of operations.

        As economic conditions in the United States change, trends in discretionary consumer spending may become more unpredictable and discretionary consumer spending could be reduced due to uncertainties about the future. When discretionary consumer spending is reduced, purchases of our products may decline. We have noticed a higher level of caution from our retail customers than in past years and this may result in lower than expected orders and increased inventory controls by some of our customers. A recession in the general economy or continued uncertainties regarding future economic prospects could have a material adverse effect on our results of operations.

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

We have experienced volatility in our stock price and it may fluctuate in the future. Therefore, you may be unable to resell shares of our common stock at or above the price you paid for them.

        The market price of our common stock has fluctuated in the past and may fluctuate significantly in the future. For example, during 2007, our common stock traded at prices as low as $5.75 and as high as $40.09 per share. Such volatility in the trading price of our common stock may prevent you from being able to sell your shares of our common stock at prices equal to or greater than your purchase price.

Such fluctuations may be influenced by many factors, many of which are outside of our control, including:

  •
  our operating and financial performance and prospects;

  •
  our quarterly or annual earnings or those of other companies in our industry;

  •
  the public's reaction to our press releases, other public announcements and filings with the SEC;

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

Class action and derivative lawsuits have been filed against us and certain of our officers and directors, which could result in significant costs and a diversion of our management's efforts.

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

We were not in compliance with Nasdaq listing requirements due to the resignation of one of our Directors from our Board of Directors and as a Member of our Board's Audit Committee.

        As a result of the Board of Directors vacancy created in December 2007 by the resignation of one of our Directors and as member of our Board's Audit Committee, we were not in compliance with Nasdaq's Marketplace Rule 4350(d)(2), which required us to have an audit committee of at least three independent directors as defined by Nasdaq's rules. Consistent with Nasdaq's Marketplace Rule 4350(d)(4), we had a cure period until June 16, 2008 to fill the vacancy and regain compliance. Effective March 12, 2008, a new independent director was elected to our Board and also to serve on our Board's Audit Committee, and we regained compliance with Nasdaq's Marketplace Rule 4350(d)(2). If, in the future, resignation of one or more members of our Audit Committee should occur we may again not be in compliance with the Nasdaq listing requirements and we may not be able to timely identify and elect an appropriate replacement. Failure to maintain compliance with Nasdaq listing requirements could result in the delisting of our shares from trading on the Nasdaq system, which could have a material adverse effect on the trading price, volume and marketability of our common stock.

Existing stockholders significantly influence our corporate governance.

        As of December 31, 2007 our executive officers, key employees, directors and their affiliates beneficially owned, in the aggregate, approximately 70% of our outstanding common stock. In addition, Capital Southwest Venture Corporation, or "CSVC," which owns approximately 34.4% of our common stock, has the contractual right to designate (i) two nominees for director to be included in management's slate of director nominees, so long as it owns at least 15% of the outstanding shares of our common stock, and (ii) one such nominee so long as it owns at least 10%, but less than 15%, of the outstanding shares of our common stock. CSVC's parent company is Capital Southwest Corporation ("CSC"). The Chairman of our Board of Directors is the President and CEO of CSC. In addition, one of our directors is the Vice President of CSC. The Chairman of our Audit Committee serves on the Board of CSC and was designated to our Board by CSVC. As a result, through its designees, CSVC may significantly influence our corporate governance.

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

As a public company, we are required to meet periodic reporting requirements under SEC rules and regulations. Complying with federal securities laws as a public company is expensive and we will incur significant time and expense enhancing, documenting, testing and certifying our internal control over financial reporting. Any deficiencies in our financial reporting or internal controls could adversely affect our business and the trading price of our common stock.

        SEC rules require that, as a publicly traded company, we file periodic reports containing our financial statements within a specified time following the completion of quarterly and annual periods. Prior to the completion of our initial public offering in December 2006, we were not required to comply with SEC requirements to have our financial statements completed and reviewed or audited within a specified time. We may experience difficulty in meeting the SEC's reporting requirements. Any failure by us to file our periodic reports with the SEC in a timely manner could harm our reputation and reduce the trading price of our common stock.

        As a public company we incur significant legal, accounting, insurance and other expenses. The Sarbanes-Oxley Act of 2002, as well as compliance with other SEC and Nasdaq rules, will increase our legal and financial compliance costs and make some activities more time-consuming and costly. Furthermore, SEC rules require that our chief executive officer and chief financial officer periodically certify the existence and effectiveness of our internal control over financial reporting. Our independent registered public accounting firm is required, beginning with this report, to attest to our assessment of our internal control over financial reporting. This process generally requires significant documentation of policies, procedures and systems, review of that documentation by our internal accounting staff and our outside auditors and testing of our internal control over financial reporting by our internal accounting staff and our outside independent registered public accounting firm. Documentation and testing of our internal controls, which we have not undertaken in the past, will involve considerable time and expense, may strain our internal resources and have an adverse impact on our operating costs.

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

        On October 29, 2007, we signed a lease for office space for our representative office in Qingdao, China. The lease consists of approximately 2,850 square feet of office space. Our lease expires December 1, 2008, but we have two one-year extension options.

        In 2007, we entered into an agreement to add a third-party distribution facility in San Pedro, California. We have also expanded our use of a third-party distribution facility in Belgium to facilitate European distributions.

        We believe that our existing facilities are adequate to meet our current requirements.

Item 3.    Legal Proceedings

        The Company, its former Chief Executive Officer, its Chief Financial Officer, and its directors who signed the Company's registration statement filed with the Securities and Exchange Commission in connection with our December 7, 2006 initial public offering (the "IPO")—along with Capital

Southwest Corporation, Capital Southwest Venture Corporation and the underwriters for the IPO—are defendants in a lawsuit originally filed on August 27, 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Brian Rines, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased the Company's common stock pursuant to or traceable to the IPO registration statement. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Four similar lawsuits were also filed in September and October 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Vulcan Lee, John Avila, Gerald Markey, and Robert Eiron on behalf of the same plaintiff class, making substantially similar allegations under Sections 11, 12, and 15 of the Securities Act of 1933, and seeking substantially similar damages. These lawsuits have been transferred to a single judge have been consolidated into a single action. An amended consolidated complaint was filed on March 11, 2008. Lead plaintiffs and lead counsel have been appointed. The amended complaint alleges that the prospectus used in connection with our IPO contained misstatements of material fact or omitted to state material facts necessary in order to make the statements made not misleading relating to among other allegations, safety concerns and injuries associated with our products and their alleged impact on demand, visibility into our sales channel and competition from knockoffs, in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and requests substantially similar damages and relief as previously mentioned. While the Company cannot predict the outcome of these matters, the Company believes that the plaintiffs' claims are without merit, denies the allegations in the complaints, and the Company intends to vigorously defend the lawsuits. If any of these matters were successfully asserted against the Company, there could be a material adverse effect on the Company's financial position, cash flows or results of operations.

        On October 3, 2007 and October 24, 2007, in the United States District Court for the Northern District of Texas, Dallas Division, Jack Freeman and Brian Mossman, respectively brought shareholders' derivative actions, for the Company's benefit, as nominal defendant, against the Company's former Chief Executive Officer, the Company's former Director of Research and Development, the Company's Chief Financial Officer, Senior Vice President and certain members of the Company's board of directors and one of our former directors. The Company is a nominal defendant, and the complaints do not seek any damages against the Company. The complaints allege violations of Section 14(a) of the Securities Act of 1933 and breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named defendants. The complaints seek unspecified amounts of compensatory damages, voiding the election of the director defendants, as well as interest and costs, including legal fees from the defendants. The derivative claims have been transferred to a single judge and have been consolidated into a single derivative claim. An amended consolidated complaint making substantially similar allegations and claims for damages was filed on March 14, 2008.

        Due to the nature of the Company's products, from time to time the Company has to defend against personal injury and product liability claims arising out of personal injuries that allegedly are suffered using the Company's products. To date, none of these claims has had a material adverse effect on the Company. The Company is also engaged in various claims and legal proceedings relating to intellectual property matters, especially in connection with enforcing the Company's intellectual property rights against the various third parties importing and selling knockoff products domestically and internationally. Often, such legal proceedings result in counterclaims against the Company that the Company must defend. The Company believes that none of the pending personal injury, product liability or intellectual property legal matters will have a material adverse effect upon the Company's financial position, cash flows or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

Annual Meeting of Shareholders

        No matters were submitted by the Company's shareholders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock, par value $0.001, has been listed on The Nasdaq Global Market under the stock symbol "HLYS" since December 8, 2006. Prior to that time there was no public market for our stock. The initial public offering price of our common stock on December 8, 2006 was $21.00 per share. As of March 11, 2008, there were 22 holders of record of our common stock. The following table sets forth the range of high and low market prices for the common stock for the period beginning on December 8, 2006 through December 31, 2007, as reported by The Nasdaq Global Market.

2007	High	Low
First Quarter	$40.09	$27.25
Second Quarter	$38.68	$24.42
Third Quarter	$28.38	$7.65
Fourth Quarter	$10.80	$5.75
2006	High	Low
Fourth Quarter (since December 8, 2006)	$38.75	$30.00

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

Initial Public Offering of Our Common Stock and Use of Proceeds

        On December 13, 2006, we completed the initial public offering of our common stock pursuant to a Registration Statement (File No. 333-137046) that was declared effective by the Securities and Exchange Commission on December 7, 2006. In that offering we sold a total of 3,125,000 shares of our common stock and selling stockholders sold 4,263,750 shares of our common stock, which included 963,750 shares resulting from the exercise of the underwriters' over-allotment option. All common stock registered under that registration statement were sold at a price to the public of $21.00 per share. We did not receive any proceeds from the selling stockholders' sale of their shares.

        The net proceeds to us from the offering were approximately $58.8 million, after deducting underwriting discounts and commissions and other expenses incurred in connection with the offering. As of December 31, 2007, we had used $8.5 million of these proceeds to repay amounts outstanding under our revolving credit facility and $27.7 million for working capital purposes ($8.5 million in December 2006 and the remaining $19.2 million during 2007). We intend to use the remaining proceeds to fund infrastructure improvements, including expanding and upgrading our information technology systems; hiring new employees; marketing and advertising programs; product development; expanding our international operations; cost to comply with the Sarbanes-Oxley Act of 2002; working capital needs; and other general corporate purposes.

Unregistered Sales of Equity Securities

        During the period covered by this Annual Report on Form 10-K, we did not sell or issue any unregistered equity securities.

Repurchases

        None.

Securities Authorized for Issuance under Equity Compensation Plans

        The Company has reserved 2,272,725 shares of common stock subject to its 2006 Stock Incentive Plan, or the "2006 Plan," and had 35,747 shares remaining available at December 31, 2007 that may be granted to employees, consultants and nonemployee directors of the Company. The 2006 Plan is administered by the compensation committee of the Company's board of directors, which selects the persons to whom options will be granted, determines the number of shares to be subject to each grant, and prescribes the other terms and conditions of each grant, including the type of consideration to be paid to the Company upon exercise and the vesting schedule. If a change of control of the Company, as defined by the 2006 Plan, occurs, the vesting of the options will accelerate and become fully vested and exercisable.

        Our board of directors and stockholders approved our 2006 Plan and we do not have any other equity based plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,190,997	$5.89	35,747
Equity compensation plans not approved by security holders	—	$—	—

Total	2,190,997	$5.89	35,747

        The table above sets forth information regarding our 2006 Plan as of December 31, 2007.

Performance Graph

        The graph below compares the cumulative total stockholder return on our common stock for the period from December 8, 2006, the date of our initial public offering, through December 31, 2007 with the cumulative total return on the NASDAQ 100 and the Dow Jones Footwear Index. Each comparison assumes the investment of $100 on December 8, 2006 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends.

Item 6.    Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2005, 2006 and 2007, and the consolidated balance sheet data at December 31, 2006 and 2007 are derived from our consolidated financial statements which have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and are included elsewhere in this Report. The consolidated statements of operations data for the years ended December 31, 2003 and 2004, and the consolidated balance sheet data at December 31, 2003, 2004 and 2005 are derived from our consolidated financial statements not included herein.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$22,215	$21,310	$43,950	$188,208	$183,472
Cost of sales	15,583	14,529	28,951	122,565	125,412

Gross profit	6,632	6,781	14,999	65,643	58,060
Selling, general and administrative expense
Sales and marketing	2,739	3,191	5,247	13,695	15,179
General and administrative	2,184	2,368	2,987	6,397	10,877

Total selling, general and administrative expense	4,923	5,559	8,234	20,092	26,056

Income from operations	1,709	1,222	6,765	45,551	32,004
Other expense (income), net	33	1	131	589	(3,550)

Income before income taxes	1,676	1,221	6,634	44,962	35,554
Income taxes	575	418	2,287	15,788	13,237

Net income	$1,101	$803	$4,347	$29,174	$22,317

Earnings per share:
Basic	$0.08	$0.06	$0.31	$1.50	$0.82
Diluted	$0.04	$0.03	$0.17	$1.16	$0.79
Weighted average shares outstanding:
Basic	13,989	13,989	13,989	19,479	27,060
Diluted	25,353	25,353	25,353	25,114	28,214
Other Data:
Net sales, domestic	$9,458	$13,835	$36,573	$161,347	$152,995
Net sales, international	12,757	7,475	7,377	26,861	30,477
Depreciation and amortization	548	454	396	402	622

	At December 31,
	2003		2004	2005	2006	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,200	(1)	$1,628	$738	$54,184	$98,771
Working capital	3,355		4,281	8,101	92,528	116,198
Total assets	5,549		6,321	11,990	106,338	127,231
Total long-term liabilities(2)(3)	598		500	—	—	—
Total stockholders' equity	3,778		4,581	8,928	93,770	118,075

(1)
Includes $1.1 million of cash on deposit held under a previously outstanding revolving line of credit.

(2)
Includes current portion of long-term debt.

(3)
Includes $500,000 Series A Redeemable Preferred Stock at December 31, 2003 and 2004.

Note: The numbers in the tables above, except per share data, have been rounded to thousands. All calculations related to the period-to-period comparisons in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are derived from the tables above, are rounded to millions and could differ immaterially if such calculations were computed without rounding.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934, as amended, or the "Exchange Act," that are based on information currently available to management as well as management's assumptions and beliefs. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, and our expectations, beliefs, intentions or future strategies that are signified by terminology such as "subject to," "believes," "anticipates," "plans," "expects," "intends," "estimates," "may," "will," "should," "can," the negatives thereof, variations thereon, similar expressions, or discussions of strategy. These forward-looking statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Annual Report on Form 10-K, the risk factors set forth in Part I, "Item 1A. Risk Factors" in this report may affect our performance and results of operations. Those risks, uncertainties and factors include, but are not limited to the fact that substantially all of our net sales are generated by one product, continued changes in fashion trends and consumer preferences and general economic conditions, our intellectual property may not restrict competing products that infringe on our patents from being sold, we are dependent upon independent manufacturers, we may not be able to successfully introduce new product categories and the other factors described in our filings with the Securities and Exchange Commission. Investors are urged to consider these risks, uncertainties and factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. You should not place undue reliance on forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

        Throughout this report, references to the "Company," "we," and "our" refer to Heelys, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

  Overview

        We are a designer, marketer and distributor of innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. Our primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS-wheeled footwear allows the user to seamlessly transition from walking or running to skating by shifting weight to the heel. Users can transform HEELYS-wheeled footwear into street footwear by removing the wheel. In 2007, approximately 98% of our net sales was derived from the sale of our HEELYS-wheeled footwear. We also sell branded accessories, such as replacement wheels, helmets and other protective gear. In the third quarter of 2006 we introduced a limited variety of apparel items in response to demand from certain of our retail customers and in 2007 we introduced a line of non-wheeled footwear to broaden and extend the HEELYS brand.

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

        We intend to continue to diversify our product offering with new HEELYS-wheeled footwear models, product categories and accessories in order to benefit from the increasing recognition of our HEELYS brand and the growing market for action sports-inspired products. Designing, marketing and distributing new products will require us to devote additional resources to product development, marketing and operations. These additional resources may include hiring new employees to support expansion in these areas and increasing amounts allocated to product advertising and promotion. Each of these additional resource commitments will increase our selling, general and administrative expenses. Because the selling price and unit cost of new products may differ from those of our existing products, sales of these new products may also impact our gross margin. In addition, we may seek to selectively acquire products and companies that offer products that are complementary to ours.

Recent Developments

        We recently experienced challenges related primarily to higher than expected inventory positions of product at many of our domestic accounts as weekly unit sales were lower than internal projections of many of our domestic retail customers, which had a significant adverse effect on our results for the second half of 2007. We believe that this was attributed to: (1) aggressive sell-through expectations of some of our domestic retailers going into the summer months and (2) retail softness in footwear and apparel. Certain of our major retailers were reluctant to place significant fourth quarter 2007 orders until their current inventory was reduced to their targeted levels. We also saw decreased prices on our products at certain of our retailers in the fourth quarter of 2007. These factors led us to work closely with each of our key retail customers to assist them in managing their inventory and sell-through. This included providing marketing discretionary funds, rescheduling orders to later dates, accepting cancellations, increasing marketing, promotion and advertising support, and accepting returns. As a result, our net sales for the second half of 2007 were negatively impacted by approximately $5.1 million related to an increase in our reserve for marketing discretionary fund assistance and approximately $3.6 million as a result of an increase in our returns reserve. Of the $3.6 million increase in our returns reserve, $2.7 million was attributable to negotiated returns from two of our retail customers. Both of these reserves are recorded as reductions to revenue and were related to domestic sales. Additionally, as a result of the decrease in net sales during the second half of 2007 and cancelled orders, our inventory position at year end was greater than we have historically seen. We performed an analysis of our inventory position, including open purchase commitments, and determined that certain of our inventory was impaired which resulted in a $1.9 million write-down of our inventories on hand and a $617,000 loss on purchase commitments related to inventory that was still being held by the manufacturers. These impairment charges are recognized in cost of sales.

        In 2008, we expect to see certain of our retail customers being more cautious when placing future orders and shifting toward shorter lead times. This trend will require us to take a more aggressive inventory position to be able to meet at-once orders. While we will continue to experience some rescheduled orders, cancellations and returns in the normal course of business, we do not anticipate, at this time, for those to be as significant as those we encountered during the second half of 2007. Additionally, we will continue to provide marketing, promotional and advertising support to our retail customers to promote the sell-through of our products. We will actively monitor inventory levels at our retail customers in an effort to manage the balance between supply and demand in the retail channel.

General

Net Sales

        Net sales represent primarily sales of HEELYS-wheeled footwear, less an estimated reserve for sales returns, allowances (including certain allowances for marketing, promotion and advertising support) and discounts. A small portion of our net sales are derived from the sale of accessories such as replacement wheels, helmets and other protective gear, a limited variety of apparel items and beginning in 2007, our new line of HEELYS non-wheeled footwear. Amounts billed to domestic customers for shipping and handling are included in net sales.

        We sell our products through distribution channels that merchandise our products in a manner that we believe enhances and protects our HEELYS brand image. Domestically, our products can be found in full-line sporting goods retailers, specialty apparel and footwear retailers, select department stores, family footwear stores and online retailers. For 2007, 83.4% of our net sales were derived from domestic retail customers. Internationally, our products are sold to independent distributors with exclusive rights to specified territories. Sales to our independent distributors are denominated in U.S. dollars. No country, other than the United States accounted for 10% or more of our net sales for 2007.

Cost of Sales and Gross Profit

        Cost of sales consists primarily of the cost to purchase finished products from our independent manufacturers. Cost of sales also includes inbound and outbound freight, warehousing expenses, tooling depreciation, royalty expenses related to licensed intellectual property, an inventory reserve for shrinkage and write-downs and, until 2008, commissions paid to our independent sourcing agent.

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

        Through December 31, 2007, we paid our independent sourcing agent a commission equal to a specified percentage of our per unit cost, with the percentage decreasing when our annual purchases exceed a predetermined unit volume threshold. In January 2008, we opened a representative office in Qingdao, China and terminated our consulting agreement with our independent sourcing agent. This new office will serve multiple sourcing functions including quality control, price negotiation, logistics and product development. We believe our Qingdao office will help us improve our research and development efforts, enhance communication between us and our distribution and manufacturing partners and give us more direct control over the manufacturing and sourcing process. This new office will be managed by our Vice President—Sourcing. Costs related to operating this office will be included in cost of sales.

        We generally avoid selling our products at close-out prices. When demand for our products slows, we discount our products to reduce our inventory, which causes our gross profit as a percentage of net sales, or gross margin, to decline. Our gross margin is affected by our sourcing and distribution costs, our product mix and our ability to avoid excess inventory by accurately forecasting demand for our products. The unit prices that we charge our domestic retail customers are generally higher than what we charge our independent distributors for similar products, because our independent distributors are responsible for distribution and marketing costs relating to our products. The gross margin for products sold to our domestic retail customers and independent distributors are similar, however, due to higher shipping costs and standard customer discounts and allowances related to domestic sales.

        Our inventories are stated at the lower of cost or market. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the forecast of future demand and market conditions. If we estimate that the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we record a write-down equal to the difference between the cost of the inventory and the estimated net realizable value. This write-down is recorded to cost of sales. If changes in market conditions result in reductions in the estimated net realizable value of our inventory below our previous estimate, we would increase our write-down in the period in which we made such a determination and record it to cost of sales.

        As result of the decrease in net sales during the second half of 2007 and cancelled orders, our inventory position at year end was greater than we have historically seen. We performed an analysis of our inventory position, including open purchase commitments, and determined that certain of our inventory was impaired, which resulted in a $1.9 million write-down of our inventories on hand and a $617,000 loss on purchase commitments related to inventory that was still being held by the manufacturers. These impairment charges are recognized in cost of sales.

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

        We adopted SFAS No. 123(R) effective January 1, 2006. SFAS No. 123(R) requires the measurement of compensation cost of stock-based compensation awards based on the estimated fair value of that award on the date of grant. We recognize this compensation cost using the straight-line method over the period during which the employee is required to provide service in exchange for the award—the requisite service period. No compensation cost is recognized for awards for which the employee does not render the required service. If the requisite service is not provided, all previously recognized compensation cost is reversed. For all awards granted to-date, the requisite service period is the same as the vesting period of the award.

        Our selling, general and administrative expenses may continue to increase in future periods as we continue to hire additional personnel, develop our infrastructure, increase our brand recognition through marketing, increase our product development efforts, secure and enforce our intellectual property rights and incur expenses associated with operating as a public company.

  Income Taxes

        We operate through Heeling Sports Limited, a Texas limited partnership. Texas recently passed legislation amending its franchise tax law. As a result, we are now subject to the new Texas franchise on gross margin sourced to the State of Texas. In addition, the Company's activities in 2007 caused it to incur tax filing responsibilities in the State of California. These changes resulted in an increase in our effective tax rate of 1.3%.

Results of Operations

	Year Ended December 31,
	2005	2006	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	65.9	65.1	68.4

Gross profit	34.1	34.9	31.6
Selling, general and administrative expense
Sales and marketing	11.9	7.3	8.3
General and administrative	6.8	3.4	5.9

Total selling, general and administrative expense	18.7	10.7	14.2

Income from operations	15.4	24.2	17.4
Other expense (income)	0.3	0.3	(2.0)

Income before income taxes	15.1	23.9	19.4
Income taxes	5.2	8.4	7.2

Net income	9.9%	15.5%	12.2%

Comparison of the Years Ended December 31, 2007 and December 31, 2006

        Net sales.    Net sales decreased $4.7 million, or 2.5%, to $183.5 million in 2007 from $188.2 million in 2006. This decrease was primarily the result of an increase in our reserve for marketing discretionary fund allowances and returns reserve which are recorded as reductions to revenue. Reserve for marketing discretionary fund allowances increased $6.0 million to $7.5 million in 2007 from $1.5 million in 2006. This increase was due to the challenges our retail customers experienced in the second half of 2007. Marketing discretionary funds are provided to our customers to assist them in sell-through of our products. Returns reserve expense increased $4.0 million to $4.3 million in 2007 from $325,000 in 2006. Of this increase, $2.7 million is for negotiated returns from two of our retail customers. Both the reserve for marketing discretionary fund allowances and the returns reserve are related to domestic sales. In 2007, 83.4% of our net sales were derived from domestic retail customers, compared to 85.7% in 2006. Domestically, our net sales decreased $8.4 million, or 5.2%, to $153.0 million in 2007 from $161.3 million in 2006. This decrease was primarily the result of the increase in our marketing discretionary fund allowances and returns reserve. Unit sales of our HEELYS-wheeled footwear to existing and new retail customers, increased by 128,000 pairs, or 2.5%, to 5.3 million pairs in 2007 from 5.2 million pairs in 2006. Internationally, our net sales increased $3.6 million, or 13.5%, to $30.5 million in 2007, compared to $26.9 million in 2006. This increase was primarily the result of higher unit sales of our HEELYS-wheeled footwear, which increased by 148,000 pairs, or 15.0%, to 1.1 million pairs in 2007 from 986,000 pairs in 2006. In 2007, our largest international territory was the United Kingdom, which accounted for 8.7% of our total net sales.

        Gross profit.    Gross profit decreased $7.6 million to $58.1 million in 2007 from $65.6 million in 2006. Our gross margin was 31.6% in 2007 compared to 34.9% in 2006. The decrease in gross profit was primarily the result of the $6.0 million increase in our reserve for marketing discretionary fund allowances which increased to $7.5 million in 2007 from $1.5 million in 2006 and the increase in our returns reserve of $4.0 million, which resulted in a $2.2 million net impact on our gross profit, discussed above. Gross profit was also negatively impacted by the $2.6 million increase in our inventory valuation reserve expense which increased to $2.8 million in 2007 from $203,000 in 2006. This $2.6 milion increase is mainly due to a $1.9 million impairment charge that was recorded at year-end on certain inventory items resulting from the increase in our inventory during the second half of 2007 and a $617,000 reserve related to similar inventory items for which we were committed to purchase but for which we had not taken title to as of December 31, 2007. These increases were partially offset by reduced costs of 1.1% of net sales related to product mix and reduced costs of 0.8% of net sales related to freight.

        Sales and marketing expense.    Sales and marketing expense, excluding commissions, payroll and payroll related expenses, and stock based compensation cost, increased $4.8 million to $8.5 million in 2007 from $3.7 million in 2006. This increase was mainly attributed to a $1.5 million increase in co-op marketing costs, a $1.5 million increase in consumer advertising mainly as a result of additional and longer advertising campaigns, a $945,000 increase in point-of-sale marketing efforts and a $447,000 increase in other marketing costs. Sales commissions decreased $4.0 million from $8.6 million to $4.5 million mainly as a result of decreased commission rates. Payroll and payroll related expenses, including stock-based compensation costs, increased $688,000 to $2.1 million from $1.5 million resulting from an increase in headcount and continued recognition of stock-based compensation costs.

        General and administrative expense.    General and administrative expense increased $4.5 million to $10.9 million in 2007 from $6.4 million in 2006. This increase was the result of $2.3 million in costs directly attributable to our status as a public company after the completion of our initial public offering in December 2006, a $877,000 increase in legal fees to enforce our intellectual property, a $613,000 increase in stock-based compensation costs, $400,000 of costs incurred in connection with the proposed (and subsequently withdrawn) secondary offering by certain of our stockholders in the second quarter of 2007, a $302,000 increase in professional and consulting fees related to product development, and a $259,000 increase in payroll and related employee costs resulting for an increase in headcount. These increases were offset by a $547,000 decrease in liability insurance related costs, a $200,000 increase in bad debt recoveries and a $103,000 decrease in bad debt expense.

        Operating income.    As a result of the above factors, operating income decreased $13.5 million to $32.0 million in 2007 from $45.6 in 2006. As a percentage of net sales, operating income decreased to 17.4% in 2007 from 24.2% in 2006.

        Other expenses (income).    Other expenses (income) increased $4.1 million to $3.6 million in other income (net of other expense) in 2007 from $589,000 of other expense (net of other income) in 2006. The increase was mainly attributable to a $3.4 million increase in interest income earned on our cash and cash equivalents and a decrease of $734,000 in interest expense.

        Income taxes.    Income taxes were $13.2 million in 2007, representing an effective income tax rate of 37.2%, compared to $15.8 million in 2006, representing an effective income tax rate of 35.1%. The 2.1% increase in our effective income tax rate was mainly due to an increase in state income taxes which resulted in a 1.3% increase in our rate. Our effective income tax rate was also impacted by a $144,000 increase in the tax effect of non-deductible incentive stock option expense and the $123,000 valuation allowance we established in 2007 on deferred income tax assets related to non-qualified stock-options that may not be realized by the Company in future periods, which increased our effective tax rate by 0.6% and 0.4%, respectively.

        Net income.    As a result of the above factors, net income was $22.3 million in 2007 compared to $29.2 million in 2006. As a percentage of net sales, net income decreased to 12.2% in 2007 from 15.5% in 2006.

Comparison of the Years Ended December 31, 2006 and 2005

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

Liquidity and Capital Resources (in thousands)

        Our primary cash need is for working capital, which we generally finance with cash flow from operating activities. In December 2006, we completed an initial public offering of our common stock. The net proceeds to us were approximately $58.8 million, after deducting an aggregate of $4.6 million in underwriting discounts and commissions and $2.2 million in other expenses incurred in connection with the offering. We used $8.5 million of these proceeds to repay amounts outstanding under our revolving credit facility in 2006 and $27.7 million to pay our estimated quarterly income taxes of $8.5 million and $19.2 million in 2006 and 2007, respectively. We intend to use the remaining proceeds to fund infrastructure improvements, including expanding and upgrading our information technology systems; hire new employees; marketing and advertising programs; product development; expanding our international operations; working capital needs; and other general corporate purposes. These sources of liquidity may be impacted by fluctuations in demand for our products, investments in our infrastructure and expenditures on marketing and advertising.

        The table below sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Cash and cash equivalents at beginning of period	$1,628	$738	$54,184
Cash provided by (used in) operating activities	21	(2,180)	46,589
Cash used in investing activities	(416)	(505)	(1,069)
Cash (used in) provided by financing activities	(495)	56,131	(933)

Cash and cash equivalents at end of period	$738	$54,184	$98,771

        Cash flow from operating activities consists primarily of net income adjusted for certain non-cash items, including depreciation and amortization, deferred income taxes, stock-based compensation expense and gains or losses on disposal of assets and the effect of changes in operating assets and liabilities, principally including accounts receivable, inventory, accounts payable and accrued expenses.

        In 2007, cash provided by operating activities was $46.6 million compared to cash used in operating activities of $2.2 million in 2006. Cash provided by operating activities in 2007 resulted from a decrease in net working capital of $22.3 million, $22.3 of net income and non-cash items of $2.0 million. The decrease in net working capital was primarily the result of a decrease of $37.7 million in accounts receivable due to timing together with an increase in collections, a $1.5 million increase in accrued expenses mainly due to a $1.1 million increase in customer prepayments and credits due customers in excess of amounts owed as well as a $848,000 increase in marketing related accrued expenses, and a $617,000 reserve for loss on purchase commitments of inventory items; offset by a $9.7 million increase in inventory primarily due to decrease in sales, timing of sales and order cancellations, a $1.1 million reserve for inventory returns, a $1.0 million decrease in accounts payable mainly due to timing, a $5.1 million decrease in income taxes payable due to the decrease in our taxable income and timing of our estimated tax payments, a $884,000 liability recorded for state income taxes, a $660,000 decrease in accrued bonuses due to timing and overall decrease in bonus amounts, a $613,000 decrease in commissions payable due to decreased commission rates, and a $477,000 decrease in prepaid and other current assets mainly due to timing. The $2.0 million adjustments for non-cash items was primarily the result of the $1.9 million inventory impairment charge recorded at year-end and $1.6 million of stock-based compensation expense; offset by a $2.0 million increase in deferred income tax benefits.

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

        Investing activities relate primarily to investments in intangible assets and capital expenditures. Investments in intangible assets are amounts we capitalize related to our patents and trademarks. Our capital expenditures are primarily related to leasehold improvements, furniture and fixtures and computer equipment.

        In 2007, cash used in investing activities was $1.1 million compared to $505,000 in 2006 and $416,000 in 2005. The cash used in investing activities primarily related to purchases of equipment and legal and other costs capitalized related to securing intellectual property rights. The $564,000 increase in cash used in 2007 was mainly due to the leasehold improvements to our corporate headquarters to expand our office space and the cost to upgrade our information technology systems.

        Financing activities relate primarily to repayments under promissory notes we executed to finance the payment of certain of our insurance premiums, the exercise of stock options and the excess tax benefit on stock-based compensation awards. In 2007, cash used in financing activities was $933,000 compared to cash provided by financing activities of $56.1 million in 2006. Cash used in financing activities in 2007 is primarily the result of the payment of $1.1 million of liabilities incurred in connection with our initial public offering, which we closed in December 2006, and principal payments on our promissory notes of $211,000 offset by $133,000 in cash provided by the exercise of stock options and $207,000 in excess tax benefits on stock-based compensation awards. The cash provided by financing activities in 2006 was primarily the result of the completion of our initial public offering in December. We sold 3,125,000 shares of common stock at a price of $21.00 per share for total gross proceeds of $65.6 million. The net proceeds were $61.0 million, after deducting $4.6 million in underwriting discounts and commissions. We incurred a total of $2.2 million in other direct expenses in connection with this offering of which $1.1 million was paid in 2006, bringing the net cash provided by the offering to $59.9 million. Cash provided by financing activities in 2006 also included $120,000 in net proceeds from short-term debt, $117,000 excess tax benefit on stock-based compensation awards and $35,000 proceeds from the exercise of stock options, offset by our repurchase of $4.0 million in shares of our common stock from certain of our stockholders. In 2005, cash used in financing activities was $500,000 related to our redemption of our Series A Preferred Stock.

        We believe that our cash flow from operating activities, together with the net proceeds from the initial public offering of our common stock, will be sufficient to meet our liquidity needs and capital expenditure requirements for at least the next 12 months.

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

        In September 2007, we entered into a $2.0 million revolving credit facility with JPMorgan Chase Bank, N.A. which expires June 30, 2009. Indebtedness under this revolving credit facility bears interest at a floating rate of interest based on either the prime rate quoted by JPMorgan Chase Bank, N.A. or an adjusted LIBOR rate. The credit facility agreement contains various restrictive covenants including (i) an obligation to maintain a tangible net worth of at least $75 million and (ii) a prohibition on incurring any other indebtedness for borrowed money. The credit agreement prohibits us from creating or permitting any lien, encumbrances or other security interest on the Company's accounts receivable or inventory. There were no borrowings under this revolving credit facility as of December 31, 2007.

        An irrevocable standby letter of credit in the amount of $50,000 was outstanding in favor of the landlord for our corporate headquarters. The letter of credit expired on March 1, 2008.

Line of Credit Note

        On April 18, 2006, we executed a $5.0 million line of credit note with JPMorgan Chase Bank, N.A. In May 2006, we borrowed $4.0 million under this note. This line of credit note was repaid in October 2006 and was canceled.

Contractual Obligations and Commercial Commitments

        The following table summarizes our significant contractual cash obligations as of December 31, 2007:

		Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Debt obligations	$—	$—	$—	$—	$—
Operating lease obligations(1)	1,647	295	596	419	337

Total obligations	$1,647	$295	$596	$419	$337

(1)
The lease for our corporate headquarters provides that if we are in default of the lease, we must pay certain damages to the landlord, and the landlord may elect to require us to continue to pay rent through the end of the lease term or to pay the present value of the excess, if any, of the aggregate rent otherwise payable through the end of the lease over the aggregate fair market value of the premises for the lease period.

        Leases—We lease our corporate headquarters, an approximately 48,400 square-foot facility located in Carrollton, Texas, consisting of approximately 34,500 square feet of warehouse space and approximately 13,900 square feet of office space. Our lease expires in August 2015, but we have two five-year extension options. The information in the table above does not include these lease extensions.

        On October 29, 2007, we signed a lease for office space for our representative office in Qingdao, China. This new office will serve multiple sourcing functions including quality control, price negotiation, logistics and product development. The office space is approximately 2,850 square feet. This lease expires December 1, 2008 but we have two one-year extension options. The information in the table above does not include these lease extensions.

        Third-Party Distribution Facilities—On August 1, 2007, we entered into an agreement with a third-party distribution facility in San Pedro, California. The agreement includes multiple functions including receiving, physical inventory, storage, bar coding, ticketing, unpacking, repacking, sorting, inspecting and shipping. The dedicated floor space is approximately 16,000 square feet. We pay a fixed storage fee for this dedicated floor space. Additionally, we pay this third-party distributor fees and charges for services including handling, transactional storage and processing. These fees and charges are activity based and therefore fluctuate and as a result we cannot quantify the related future obligations. The agreement expires on July 31, 2008, but we have the right to reduce or increase dedicated floor space with 90 days notice for periods of no less than 6 month intervals. The information in the table above includes the fixed fee for the dedicated floor space but does not include the fluctuating fees and charges. In 2007, we expensed $260,000 related to this third-party distribution facility. These costs are included in cost of sales.

        In addition to the third-party distribution facilities in San Pedro, California, the Company has expanded its use of a third-party distribution facility in Belgium. The Company pays this third-party distributor fees and charges for services including handling, processing and packing materials. These fees and charges are activity based and therefore fluctuate and as a result related future obligations cannot be quantified. This agreement is for one year with automatic one year renewal terms. We expensed $58,000 and $5,000 related to this third-party distribution facility in 2007 and 2006, respectively. There were no costs in 2005. These costs are included in cost of sales.

        Royalty Agreement—We pay monthly royalties related to a feature incorporated in our grind-and-roll HEELYS-wheeled footwear equal to a percentage of the purchase price we pay to our manufacturers, net of the costs of the wheels and any other skating apparatus. Monthly royalties due are based on the number of grind-and-roll HEELYS-wheeled footwear sold. Because the royalty is calculated in this manner, we cannot quantify the future royalty payments. In 2005, 2006 and 2007 we expensed $179,000, $299,000 and $278,000 respectively, in royalties. Our payment obligation for these royalties will terminate on December 31, 2008.

        Severance Agreement with former CEO—On February 1, 2008, we entered into a Severance and General Release Agreement (the "Severance Agreement") with our former Chief Executive Officer ("CEO"). Under the Severance Agreement, our former CEO is entitled to receive approximately $470,000, payable in ten semi-monthly installments of approximately $17,000 beginning six months after the date of the Severance Agreement, followed by one lump sum payment of $300,000 payable in January 2009, up to 14 months of reimbursements for health and life insurance, and will be paid for any unused vacation or personal days and any unreimbursed expenses.

        Purchase Commitments—At December 31, 2007, we had open purchase commitments of $2.8 million related to inventories that were still being held by the manufacturers.

Seasonality

        Similar to other vendors of footwear products, sales of our products are subject to seasonality. There are three major buying seasons in footwear: spring/summer, back-to-school and holiday. Shipments for spring/summer take place during the first quarter and early weeks of the second quarter, shipments for back-to-school generally begin in May and finish in late August and shipments for the holiday season begin in October and finish in early December. Historically, we have experienced greater revenues in the second half of the year than those in the first half due to a concentration of shopping around the back-to-school and holiday seasons. In 2006, due to the growth of our business and the delays we experienced from our independent manufacturers, we experienced a higher percentage of net sales in the third quarter in comparison to the total year than we experienced in the past, as many orders were delayed from the second quarter to the third quarter, thereby causing the second quarter to be lower than normal and the third quarter to be higher than normal. In 2006, we estimate that approximately $20 million of net sales shifted from the second quarter to the third quarter due to late shipments. During 2007 we did not experience the same production delays, but instead experienced challenges related primarily to higher than expected inventory positions of product at many of our domestic accounts as weekly unit sales were lower than internal projections of many of our domestic retail customers, which had a significant adverse effect on our results for the second half of 2007. We believe that this was attributed to: (1) aggressive sell-through expectations of some of our domestic retailers going into the summer months and (2) retail softness in footwear and apparel. Certain of our major retailers are reluctant to place significant orders until their current inventory is reduced to their targeted levels. We also saw decreased prices on our products at certain of our retailers in the fourth quarter of 2007. These factors have led us to work closely with each of our key retail customers to assist them in managing their inventory and sell-through. This process typically includes providing marketing discretionary funds, rescheduling orders to later dates, accepting cancellations, increasing marketing, promotion and advertising support, and accepting returns. Although weather is a factor in our seasonality, it is difficult to measure its impact. Results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Backlog

        Historically, we received most of our orders three to four months prior to the date the products were shipped to customers. At December 31, 2007, our backlog was approximately $7.2 million, compared to approximately $53.2 million at December 31, 2006. Although generally, these orders are not subject to cancellation prior to the date of shipment, cancellations have and may continue to occur. Due to the inventory challenges we experienced in the second half of 2007, many of our retail customers have not placed significant future orders with us. In 2008, we expect to see certain of our retail customers being more cautious when placing future orders and shifting toward shorter lead times. For a variety of reasons, including the timing of release dates for our product offerings, shipments, order deadlines and receipt of orders, backlog may not be a reliable measure of future sales and may not be comparable from one period to another.

Vulnerability Due to Customer Concentration

        In 2005, Big 5 Sporting Goods, Journeys and The Sports Authority represented 12.3%, 11.3% and 10.6% of our net sales, respectively. For 2006, Journeys accounted for 12.7% of our net sales. For 2007, Finish Line accounted for 13.2% of our net sales. No other retail customer or independent distributor accounted for 10% or more of our net sales in any of these periods. We anticipate that our net sales may remain concentrated for the foreseeable future. If any of our significant retail customers or independent distributors decreases its purchases of our products or stops purchasing our products our net sales and results of operations could be adversely affected.

Critical Accounting Policies

        Our management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure at the date of our financial statements. We continually evaluate our estimates and judgments, including those related to net sales, collectability of accounts receivable, inventory reserve allowances, long-lived assets, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results or changes in the estimates or other judgments of matters inherently uncertain that are included within these accounting policies could result in a significant change to the information presented in the consolidated financial statements. We believe that the following discussion addresses the critical accounting policies that are necessary to understand and evaluate our reported consolidated financial results.

        Revenue Recognition.    Revenues are recognized when merchandise is shipped and the customer takes title and assumes risk of loss, collection of relevant receivables are probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Title passes upon shipment or upon receipt by the customer depending on the agreement with the customer. Revenues are stated net of estimated returns and other allowances, including permitted returns of damaged or defective merchandise and marketing discretionary funds. Other allowances include funds for promotional and marketing activities and a volume-based incentive program. We base our estimates and judgements on historical experience and other various factors including customer communications, and analysis of relevant market information.

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

        Inventory Write-Downs.    Our inventories are stated at the lower of cost or market. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the forecast of future demand and market conditions. If we estimate that the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we record a write-down equal to the difference between the cost of the inventory and the estimated net realizable value. This write-down is recorded to cost of sales. If changes in market conditions result in reductions in the estimated net realizable value of our inventory below our previous estimate, we would increase our write-down in the period in which we made such a determination and record it to cost of sales.

        Long-Lived Assets.    Long-lived assets, including furniture and fixtures, office equipment, plant equipment, leasehold improvements, computer hardware and software and certain intangible assets, are recorded at cost and this cost is depreciated over the asset's estimated useful life. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets and certain intangible assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans or changes in anticipated cash flow. When factors indicate that a long-lived asset or certain intangible property should be evaluated for possible impairment, we review the asset or property to assess recoverability from future operations using the undiscounted pre-tax future net cash flows expected to be generated by that asset or property. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value.

        Income Tax.    We estimate what our effective tax rate will be for the full year and record a quarterly income tax expense in accordance with the anticipated effective annual tax rate. As the year progresses, we continually refine our estimate based upon actual events and income before income taxes by jurisdiction during the year. This process may result in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax expense during the quarter in which the change in estimate occurs so that the year-to-date expense equals the expected annual rate. Tax laws require items to be included in our tax returns at different times than when these items are reflected in the consolidated financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. We assess the realizability of our deferred tax assets to determine whether a valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, if we determine if it is more likely than not the deferred tax asset will not be realized a valuation allowance is established.

        Uncertain Tax Positions.    In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Significant judgment is required in determining whether the recognition threshold has been met for recording an uncertain tax benefit and in determining the appropriate measurement of the uncertain benefit under FIN 48.

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

  Recent Accounting Pronouncements

        In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, ("SFAS 157"). SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position FAS 157-2 to defer SFAS 157's effective date for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. The Company does not expect SFAS 157 to have a material impact on its financial position, cash flows or results of operations.

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, ("SFAS 159"). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 159 to have a material impact on its financial position, cash flows or results of operations.

        In December 2007, the FASB issued Statement No. 141(R), Business Combinations, ("SFAS 141(R)"). SFAS 141(R) revises the current accounting practices for business combinations. Significant changes as a result of issuance of SFAS 141(R) include a revised definition of a business, expensing of acquisition-related transaction costs, and a change in how acquirers measure consideration, identifiable assets, liabilities assumed and goodwill acquired in a business combination. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, and may not be retroactively applied. There is no current impact to the Company.

        In December 2007, the FASB issued Statement No. 160, Noncontrolling interests in Consolidated Financial Statements—an amendment of ARB No. 51, ("SFAS 160"). SFAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent's owners and the interests of noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect SFAS 160 to have a material impact on its financial position, cash flows or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

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

Item 8.    Consolidated Financial Statements and Supplementary Data

        Information with respect to this Item is set forth beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within required time periods. We have established disclosure controls and procedures to ensure that material information relating to Heelys, Inc. and its consolidated subsidiaries is made known to the officers who certify our financial reports, as well as other members of senior management and the Board of Directors, to allow timely decisions regarding required disclosures. As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Inherent Limitations on Effectiveness of Controls

        Our management, including our Interim Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

        There were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the fourth quarter of 2007. We have completed our efforts regarding compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2007. The results of our evaluation are discussed below in Management's Report on Internal Control Over Financial Reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

        We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control- Integrated Framework, our management has concluded that as of December 31, 2007, our internal control over financial reporting is effective.

        Our independent registered public accountants, Deloitte & Touche LLP, audited the consolidated financial statements included in this annual report on Form 10-K and have issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2007, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Heelys, Inc.
Carrollton, Texas

        We have audited the internal control over financial reporting of Heelys, Inc. and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated March 17, 2008 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 17, 2008

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance of the Registrant

        Incorporated by reference from the information in our proxy statement for the 2008 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Report relates.

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

Item 11.    Executive Compensation

        Incorporated by reference from the information in our proxy statement for the 2008 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Incorporated by reference from the information in our proxy statement for the 2008 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Incorporated by reference from the information in our proxy statement for the 2008 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 14.    Principal Accounting Fees and Services

        Incorporated by reference from the information in our proxy statement for the 2008 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements

        The following documents are filed as a part of this report:

(2)    Financial Statement Schedule

        The following financial statement schedule is filed herewith:

Valuation and Qualifying Accounts and Reserves	F-26

(3)    Exhibits

(a) The following exhibits are incorporated by reference or filed herewith. References to the Form S-1 are to the Registrant's Registration Statement on Form S-1 (File No. 333-137046), filed with the Securities and Exchange Commission (SEC) on September 1, 2006. References to Amendment No. 1 to Form S-1 are to Amendment No. 1 to the Form S-1 filed with the SEC on October 4, 2006. References to Amendment No. 2 to Form S-1 are to Amendment No. 2 to the Form S-1 filed with the SEC on October 27, 2006. References to Amendment No. 3 to Form S-1 are to Amendment No. 3 to the Form S-1 filed with the SEC on November 24, 2006.

Exhibit No.	Description

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Form S-1).
3.2	By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Form S-1).
4.1	Form of Registrant's Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Form S-1).
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

10.5	Letter Agreement, dated June 28, 2006, by and between Richard E. Middlekauff and Roger R. Adams, and approved by the Registrant (incorporated by reference to Exhibit 10.9 to the Form S-1).
10.6
Amended and Restated Employment Agreement, dated as of November 16, 2006, between Michael W. Hessong and Heeling Sports Limited (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Form S-1).*
10.7	Employment Agreement, dated as of September 18, 2006, between Patrick F. Hamner and Heeling Sports Limited (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Form S-1).*
10.8
Waiver and Agreement, dated as of September 14, 2006, among the Registrant, Roger R. Adams, Richard E. Middlekauff, Robert J. Ward, CYPO, Inc., Heeling Holding Corporation, Heeling Management Corporation, Samuel B. Ligon and Patricia P. Ligon and Capital Southwest Venture Corporation (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Form S-1).
10.9
2006 Stock Incentive Plan, as amended by Amendment to Heeling, Inc. 2006 Stock Incentive Plan and form of Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.16 to the Form S-1).*
10.10	Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers (incorporated by reference to Exhibit 10.18 to the Form S-1).*
10.11
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
10.12
Investor Rights Agreement, dated as of May 24, 2000, among the Registrant, Roger R. Adams, Richard E. Middlekauff, Robert J. Ward, Cypo, Inc., Heeling Holding Corporation, Heeling Management Corp., Samuel P. Ligon and Patricia P. Ligon and Capital Southwest Venture Corporation (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Form S-1).
10.13
Heelys, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on April 17, 2007) (The Securities and Exchange Commission has granted confidential treatment for a portion of this document. A complete version of this document has been filed separately with the Securities and Exchange Commission.)*
10.14
First Amendment to the Employment Agreement, Including Agreement to Arbitrate, Noncompetition Agreement and Nondisclosure Agreement, dated as of April 11, 2007, between Patrick F. Hamner and Heelys, Inc. (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed on April 17, 2007)*
10.15
First Amendment to the Amended and Restated Employment Agreement, Including Agreement to Arbitrate, Noncompetition Agreement and Nondisclosure Agreement, dated as of April 11, 2007, between Michael W. Hessong and Heelys, Inc. (incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed on April 17, 2007)*

10.16
First Amended and Restated Consulting Agreement, dated as of August 1, 2007, between Boss Technical Services and Heeling Sports Limited. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on August 14, 2007)
10.17
Employment Agreement, Including Agreement to Arbitrate, Noncompetition Agreement and Nondisclosure Agreement, dated as of April 12 2007, between William D. Albers and Heeling Sports Limited. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on September 5, 2007) (Application for confidential treatment for a portion of this document has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The copy of this document filed as an exhibit omits the confidential information subject to the confidentiality request. Omissions are designated by the symbol "**". A complete version of this document has been filed separately with the Securities and Exchange Commission.)*
10.18
Employment Agreement, Including Agreement to Arbitrate, Noncompetition Agreement and Nondisclosure Agreement, dated as of July 5, 2007, between John O'Neil and Heeling Sports Limited. (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on September 5, 2007) (Application for confidential treatment for a portion of this document has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The copy of this document filed as an exhibit omits the confidential information subject to the confidentiality request. Omissions are designated by the symbol "**". A complete version of this document has been filed separately with the Securities and Exchange Commission.)*
10.19
Employment Agreement, Including Agreement to Arbitrate, Noncompetition Agreement and Nondisclosure Agreement, dated as of August 31, 2007, between James S. Peliotes and Heeling Sports Limited. (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed on September 5, 2007) (Application for confidential treatment for a portion of this document has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The copy of this document filed as an exhibit omits the confidential information subject to the confidentiality request. Omissions are designated by the symbol "**". A complete version of this document has been filed separately with the Securities and Exchange Commission.)*
10.20
Credit Agreement dated as of September 19, 2007, between JPMorgan Chase Bank, N.A. and Heeling Sports Limited (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on September 28, 2007)
10.21
Line of Credit Note dated as of September 19, 2007, between JPMorgan Chase Bank, N.A. and Heeling Sports Limited (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on September 28, 2007)
10.22
Negative Pledge Agreement dated as of September 19, 2007, between JPMorgan Chase Bank, N.A. and Heeling Sports Limited (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed on September 28, 2007)
10.23
Severance and General Release Agreement dated as of February 1, 2008, between Michael G. Staffaroni and Heeling Sports Limited (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on February 4, 2008).*
21.1	List of subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Ralph T. Parks, Interim Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Michael W. Hessong, Chief Financial Officer.
32.1	Certification by Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*
Management contract or a compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEELYS, INC.
By:	/s/ RALPH T. PARKS Ralph T. Parks Interim Chief Executive Officer

        Date: March 17, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RALPH T. PARKS Ralph T. Parks	Interim Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008
/s/ MICHAEL W. HESSONG Michael W. Hessong	Chief Financial Officer (Principal Financial Officer)	March 17, 2008
/s/ GARY L. MARTIN Gary L. Martin	Chairman of the Board	March 17, 2008
Roger R. Adams	Director	March 17, 2008
/s/ PATRICK F. HAMNER Patrick F. Hamner	Director	March 17, 2008
/s/ SAMUEL B. LIGON Samuel B. Ligon	Director	March 17, 2008
/s/ RICHARD E. MIDDLEKAUFF Richard E. Middlekauff	Director	March 17, 2008
/s/ JEFFREY G. PETERSON Jeffrey G. Peterson	Director	March 17, 2008
Jerry Edwards	Director	March 17, 2008

HEELYS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Heelys, Inc.
Carrollton, Texas

        We have audited the accompanying consolidated balance sheets of Heelys, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements presents fairly, in all material respects, the financial position of Heelys, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 17, 2008

HEELYS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2006 AND 2007

(In thousands, except share data)

	December 31,
	2006	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,184	$98,771
Accounts receivable, net of allowances of $1,959 and $1,458, respectively	43,256	5,577
Inventories	6,057	14,969
Deferred income tax benefits	637	2,382
Prepaid and other current assets	962	1,439
Income tax receivable	—	2,216

Total current assets	105,096	125,354
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $907 and $1,094, respectively	393	923
PATENTS AND TRADEMARKS, net of accumulated amortization of $966 and $1,019, respectively	478	359
DEFERRED INCOME TAX BENEFITS, net of valuation allowance of $0 and $123, respectively	371	595

TOTAL ASSETS	$106,338	$127,231

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,304	$306
Commissions payable	626	13
Accrued bonus	824	164
Accrued expenses	6,737	7,789
Income taxes payable	2,866	884
Debt	211	—

Total current liabilities	12,568	9,156

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 75,000,000 shares authorized; 27,041,948 shares issued and outstanding as of December 31, 2006 and 27,074,856 shares issued and outstanding as of December 31, 2007	27	27
Additional paid-in capital	59,795	61,783
Retained earnings	33,948	56,265

Total stockholders' equity	93,770	118,075

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$106,338	$127,231

See notes to consolidated financial statements.

HEELYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(In thousands, except per share data)

	Year Ended December 31,
	2005	2006	2007
NET SALES	$43,950	$188,208	$183,472
COST OF SALES	28,951	122,565	125,412

GROSS PROFIT	14,999	65,643	58,060
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
Sales and marketing	5,247	13,695	15,179
General and administrative	2,987	6,397	10,877

Total selling, general and administrative expense	8,234	20,092	26,056

INCOME FROM OPERATIONS	6,765	45,551	32,004
OTHER EXPENSE (INCOME)
Interest expense	51	744	10
Interest income	(15)	(221)	(3,580)
Other expense (income), net	95	66	20

Total other expense (income)	131	589	(3,550)

INCOME BEFORE INCOME TAX EXPENSE	6,634	44,962	35,554
INCOME TAX EXPENSE	2,287	15,788	13,237

NET INCOME	$4,347	$29,174	$22,317

EARNINGS PER SHARE:
Basic	$0.31	$1.50	$0.82
Diluted	$0.17	$1.16	$0.79
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	13,989	19,479	27,060
Diluted	25,353	25,114	28,214

See notes to consolidated financial statements.

HEELYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(In thousands)

	Common Stock
			Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
BALANCE—December 31, 2004	13,989	$14	$140	$4,427	$4,581
Net income	—	—	—	4,347	4,347

BALANCE—December 31, 2005	13,989	14	140	8,774	8,928
Purchase and retirement of treasury stock	(1,449)	—	—	(4,000)	(4,000)
Conversion of Series B redeemable preferred stock to common stock	11,364	10	115	—	125
Initial public offering	3,125	3	58,794	—	58,797
Stock option exercises	13	—	53	—	53
Amortization of stock-based compensation expense	—	—	576	—	576
Income tax benefit on stock-based compensation awards	—	—	117	—	117
Net income	—	—	—	29,174	29,174

BALANCE—December 31, 2006	27,042	27	59,795	33,948	93,770
Stock option exercises	33	—	133	—	133
Amortization of stock-based compensation expense	—	—	1,648	—	1,648
Income tax benefit on stock-based compensation awards	—	—	207	—	207
Net income	—	—	—	22,317	22,317

BALANCE—December 31, 2007	27,075	$27	$61,783	$56,265	$118,075

See notes to consolidated financial statements.

HEELYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(In thousands)

	Year Ended December 31,
	2005	2006	2007
OPERATING ACTIVITIES:
Net income	$4,347	$29,174	$22,317
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	396	402	622
Deferred income tax benefits	(161)	(595)	(1,969)
Stock-based compensation expense	—	576	1,648
Excess tax benefit on stock-based compensation awards	—	(117)	(207)
Loss on disposal of property and equipment	9	1	35
Inventory impairment charges	—	—	1,851
Changes in operating assets and liabilities:
Accounts receivable	(5,767)	(34,970)	37,679
Inventory	(542)	(4,578)	(10,763)
Prepaid and other current assets	(77)	(644)	(477)
Accounts payable	(9)	1,086	(997)
Commissions payable	106	473	(613)
Accrued bonus	338	212	(660)
Accrued expenses	1,172	4,167	2,114
Income taxes payable/receivable	209	2,633	(3,991)

Net cash provided (used in) operating activities	21	(2,180)	46,589

INVESTING ACTIVITIES:
Purchase of equipment	(236)	(310)	(794)
Increase in patents and trademarks	(180)	(195)	(275)

Net cash used in investing activities	(416)	(505)	(1,069)

FINANCING ACTIVITIES:
Purchase of treasury stock	—	(4,000)	—
Redemption of preferred stock	(500)	—	—
Borrowings on revolving credit facility	—	23,829	—
Principal payments on revolving credit facility	—	(23,829)	—
Proceeds from issuance of short-term debt	508	4,958	—
Principal payments on short-term debt	(503)	(4,838)	(211)
Proceeds from exercise of stock options	—	35	133
Excess tax benefit on stock-based compensation awards	—	117	207
Proceeds from initial public offering, net of expenses	—	59,859	—
Costs related to initial public offering	—	—	(1,062)

Net cash (used in) provided by financing activities	(495)	56,131	(933)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(890)	53,446	44,587
CASH AND CASH EQUIVALENTS, beginning of period	1,628	738	54,184

CASH AND CASH EQUIVALENTS, end of period	$738	$54,184	$98,771

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$48	$771	$6

Income taxes	$2,238	$13,750	$19,200

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Conversion of Series B redeemable preferred stock into common stock	$—	$125	$—

Accrued costs initial public offering	$—	$1,062	$—

Receivable due from stock option exercises	$—	$18	$—

See notes to consolidated financial statements.

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY BACKGROUND

        Heelys, Inc. and subsidiaries (the "Company" or "Heelys") designs, markets and distributes innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. The primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS are distributed primarily through retail stores in the United States and international wholesale distributors.

        The Company initially incorporated as Heeling, Inc. in Nevada in 2000. The Company was reincorporated in Delaware in August 2006 and changed its name to Heelys, Inc. Through its general and limited partner interests, Heelys, Inc. owns 100% of Heeling Sports Limited, a Texas limited partnership, which was formed in May 2000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Consolidated Financial Statements—The consolidated financial statements include the accounts of Heelys, Inc. and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

        Use of Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the period. Management's significant estimates are as follows: allowances for estimated customer returns, marketing discretionary funds; doubtful accounts; assessment of lower of cost or market on inventory; useful lives assigned to long-lived assets; income taxes including deferred taxes and uncertain tax positions; sales return allowances; legal reserves for current pending claims and estimated incurred-but-not-reported claims; and the value of common stock options for the purpose of determining stock-based compensation cost. Actual results could differ from these estimates and the differences could be material. Differences are reported in the period they become known.

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

        Concentration of Risk—The Company maintains substantially all of its cash and cash equivalents in one financial institution in amounts that typically exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

        The Company considers its concentration risk related to accounts receivable to be mitigated by the Company's credit policy, the significance of outstanding balances owed by each of individual customer at any point in time and the geographic dispersion of these customers.

        The Company outsources all of its manufacturing to a small number of independent manufacturers. Establishing replacement sources could require significant additional time and expense.

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Accounts Receivable—Accounts receivable are stated net of allowances for estimated customer returns, marketing discretionary funds and doubtful accounts of $1,959,000 and $1,458,000 at December 31, 2006 and 2007, respectively.

        Inventories—Inventories are stated at the lower of cost or market. Inventories are valued on a first-in first-out ("FIFO") basis. Inventory costs include inbound freight. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the forecast of future demand and market conditions. Ongoing estimates are made relating to the net realizable value of inventories. If the estimated net realizable value of inventory is less than the cost recorded a write-down, equal to the difference between the cost of the inventory and the estimated net realizable value, is recorded. If changes in market conditions result in reductions in the estimated net realizable value of inventory below previous estimates, an increase in the write-down is recorded in the period in which such a determination was made. At December 31, 2007, the Company recorded a $1.9 million write-down of inventories and a $617,000 loss on purchase commitments related to inventory that was still being held by the manufacturers. Write-downs are recorded to cost of sales. All other purchasing and distribution costs associated with ending inventories are expensed. Inventories include $54,000 and $1,100,000 of estimated inventories to be returned at December 31, 2006 and 2007, respectively.

        Property and Equipment—Property and equipment, such as leasehold improvements, furniture and fixtures, equipment and product molds and designs, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful life of the asset. Leasehold improvements are amortized over their estimated useful lives or the lease term, whichever is shorter.

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

        Accrued Expenses—Accrued expenses include amounts accrued by the Company for expenses incurred but not yet realized. Such expenses may include marketing costs, professional fees, property taxes, liability insurance premiums, interest expense, royalties and amounts received from customers or credits due to customers in excess of amounts they owe to the Company.

        Income Taxes—The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. The Company evaluates its ability to realize the tax benefits associated with deferred tax assets and a valuation allowance is required to be established unless management determines that it is more likely than not that the Company will ultimately realize the tax benefit associated with a deferred tax asset.

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Recognition of Revenues—Revenues are recognized when merchandise is shipped, title passes to the customer, the customer assumes risk of loss, the collection of relevant receivables is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Title passes upon shipment or upon receipt by the customer depending on the agreement with the customer. The Company records reductions to revenue for estimated returns, including permitted returns of damaged or defective merchandise, and for all other allowances, in accordance with Emerging Issues Task Force Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Product, at the time of revenue recognition. Accordingly, the Company provided total allowances of $733,000, $3,416,000 and $12,596,000 during 2005, 2006 and 2007, respectively.

        Advertising Costs—Advertising production costs are expensed the first time the advertisement is run. Media (TV and print) placement costs are expensed in the month the advertising appears. Through cooperative advertising programs, the Company reimburses its retail customers for certain of their costs of advertising the Company's products. The Company records these costs in selling and administrative expense at the point in time when it is obligated to its customers for the costs, which is when the related revenues are recognized. This obligation may arise prior to the related advertisement being run. Total advertising and promotion expenses were $1,743,000, $3,167,000 and $7,890,000 during 2005, 2006 and 2007, respectively. Prepaid advertising and promotion expenses recorded in prepaid and deferred expenses totaled $87,000 and $131,000 at December 31, 2006 and 2007, respectively.

        Shipping and Handling Costs—Shipping and handling costs are expensed as incurred and included in costs of sales. Shipping and handling costs included in cost of sales were $1,100,000, $5,389,000 and $4,384,000 during 2005, 2006 and 2007, respectively. Shipping and handling costs billed to domestic customers are included in net sales in accordance with Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Handling Fees and Costs, and were $201,000, $800,000 and $533,000 during, 2005, 2006 and 2007, respectively.

        Insurance—The Company's insurance retention is $25,000 per claim for claims incurred through May 31, 2006, and is $50,000 per claim for claims after May 31, 2006. An estimated liability is provided for current pending claims and estimated incurred-but-not-reported claims due to this retention risk. A liability for unpaid claims in the amount of $150,000 and $167,000 as of December 31, 2006 and 2007, respectively, is reflected in the balance sheet as an accrued expense.

        Earnings per Share—Basic earnings per common share is calculated by dividing net income available to common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the effects of potentially dilutive

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

securities that could share in the earnings of the Company. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007
Numerator—net income available to common stockholders	$4,347	$29,174	$22,317
Denominator:
Weighted average common stock outstanding for basic earnings per share	13,989	19,479	27,060
Effect of dilutive securities:
Preferred stock	11,364	5,061	—
Stock options	—	574	1,154

Adjusted weighted average common stock and assumed conversions for diluted earnings per share	25,353	25,114	28,214

        Stock options to purchase 57,500 and 216,250 shares of common stock at December 31, 2006 and December 31, 2007, respectively, were not included in the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

        Fair Value of Financial Instruments—The carrying value of financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short maturities.

        Other Comprehensive Income—The Company has no components of comprehensive income other than net income.

        Recent Accounting Pronouncements—In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, ("SFAS 157"). SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position FAS 157-2 to defer SFAS 157's effective date for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. The Company does not expect SFAS 157 to have a material impact on its financial position, cash flows or results of operations.

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, ("SFAS 159"). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 159 to have a material impact on its financial position, cash flows or results of operations.

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INITIAL PUBLIC OFFERING AND USE OF PROCEEDS

        On December 13, 2006, the Company completed the initial public offering of its common stock pursuant to a Registration Statement (File No. 333-137046) that was declared effective by the Securities and Exchange Commission on December 7, 2006. In that offering the Company sold a total of 3,125,000 shares of common stock and selling stockholders sold 4,263,750 shares of common stock, which included 963,750 shares resulting from the exercise of the underwriters' over-allotment option. All common stock registered under that registration statement were sold at a price to the public of $21.00 per share. The Company did not receive any proceeds from the selling stockholders' sale of their shares.

        The net proceeds to the Company from the offering were approximately $58.8 million, after deducting underwriting discounts and commissions and other expenses incurred in connection with the offering. As of December 31, 2007, the Company had used $8.5 million of these proceeds to repay amounts outstanding under our revolving credit facility and $27.7 million for working capital purposes ($8.5 million in December 2006 and the remaining $19.2 million during 2007). The Company intends to use the remaining proceeds to fund infrastructure improvements, including expanding and upgrading its information technology systems; hiring new employees; marketing and advertising programs; product development; expanding international operations; cost to comply with the Sarbanes-Oxley Act of 2002; working capital needs; and other general corporate purposes.

4. SIGNIFICANT CUSTOMERS

        Customers of the Company consist principally of domestic retail stores and international independent distributors. The customers, individually or considered as a group under common ownership, which accounted for greater than 10% of accounts receivable or 10% of net sales during the periods reflected were as follows:

	Accounts Receivable December 31,		Net Sales Years Ended December 31,
	2006	2007	2005	2006	2007
Customer A	13%	—%	11%	13%	9%
Customer B	5	—	—	4	13
Customer C	6	11	12	5	3
Customer D	4	12	1	1	5
Customer E	15	7	11	9	9
Customer F	—	23	—	—	1
Customer G	—	19	—	—	1

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. PROPERTY AND EQUIPMENT

        Property and equipment included the following (in thousands):

		December 31,
	Estimated useful lives
		2006	2007
Leasehold improvements	1-10 years	$49	$439
Furniture and fixtures	7 years	71	160
Computer equipment (including software)	5 years	256	478
Equipment	5 years	107	123
Product molds and designs	2 years	817	817

Total		1,300	2,017
Less accumulated depreciation and amortization		(907)	(1,094)

Property and equipment—net		$393	$923

        Depreciation expense related to property and equipment was $134,000, $151,000 and $228,000 in 2005, 2006 and 2007, respectively.

6. PATENTS AND TRADEMARKS

        Patents and trademarks included the following (in thousands):

	December 31,
	2006	2007
Patents	$1,258	$1,176
Trademarks	161	177
Other	25	25

Total patents and trademarks	1,444	1,378
Less accumulated amortization	(966)	(1,019)

Patents and trademarks—net	$478	$359

        Amortization expense related to patents and trademarks was $262,000, $251,000 and $394,000 in 2005, 2006 and 2007, respectively. The amortization amounts include write-offs of $27,000, $13,000 and $244,000 in 2005, 2006 and 2007, respectively, for patents and trademarks that were evaluated as having no future benefits. Amortization expense from 2008 through 2012 is expected to be $113,000, $82,000, $67,000, $43,000 and $15,000, respectively.

        In September 2002, the Company entered into an Intellectual Property Exclusive License Agreement (the "License Agreement"), which granted the Company an exclusive worldwide license to use various marks, trademarks, URLs, patents and patent applications related to the technology used in the Company's grind-and-roll HEELYS-wheeled footwear (collectively, the "Intellectual Property"). In January 2006, the Company converted the License Agreement into an Intellectual Property Purchase Agreement (the "Purchase Agreement"). Upon the conversion, the Company paid a non-compete fee of $25,000, which is included in other intangible assets and is being amortized over five years, and became subject to a minimum royalty payment of $10,000 per month through January 2007.

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. PATENTS AND TRADEMARKS (Continued)

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

        Royalty payments of 12% of the Company's cost of certain products, $1.00 per footwear unit for certain styles and 25% of any sublicense revenue of any non-footwear products, apparel, accessories, or similar products that would infringe the trademarks for such products absent the Company's agreements with respect to such trademarks are expensed as incurred under the License Agreement. This royalty expense was $179,000, $299,000 and $278,000 in 2005, 2006 and 2007, respectively. The licensor has the option to reacquire the Intellectual Property for certain fixed prices if the minimum royalty payments are not made throughout the term of the Purchase Agreement.

7. ACCRUED EXPENSES

        Accrued expenses consisted of the following (in thousands):

	December 31,
	2006	2007
Marketing costs	$672	$1,520
Customer prepayments and credits due customers in excess of amounts owed	3,266	4,411
Liability insurance	785	172
Professional fees	229	654
Costs initial public offering	1,062	—
Loss on purchase commitment	—	617
Other	723	415

Total accrued expenses	$6,737	$7,789

        Accrued expenses at December 31, 2006 included $1.1 million of costs incurred in connection with the Company's initial public offering which closed on December 13, 2006. These costs were offset against the proceeds of the initial public offering resulting in a decrease in the amount of additional paid-in capital recognized. Theses expenses were paid in 2007.

        Accrued expenses at December 31, 2007 included a $617,000 loss on purchase commitments related to inventory that was still being held by the manufacturers. This loss on purchase commitments is included in cost of sales.

8. DEBT

        Revolving Credit Facility—In August 2004, the Company entered into a $3,000,000 revolving credit facility with a predecessor of JPMorgan Chase Bank, N.A. In August 2006, the Company amended this revolving credit facility, increasing the maximum amount available to $25.0 million. In December 2006, all amounts outstanding under this revolving credit facility were repaid with a portion of the proceeds from the Company's initial public offering. There were no outstanding borrowings under this revolving credit facility at December 31, 2006. The maximum amount available under this revolving credit facility decreased to $10.0 million on January 1, 2007. On February 7, 2007, the Company amended the

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEBT (Continued)

revolving credit facility to (a) decrease the maximum amount available to $2.0 million, (b) eliminate the 0.25% non-usage fee and (c) eliminate other terms, including terms requiring the Company to provide monthly reports regarding the Company's inventory and accounts receivable. The revolving credit facility expired on June 30, 2007. Borrowings were subject to certain limitations, primarily based upon 85% of eligible accounts receivable and 50% of eligible inventory not to exceed the amount advanced on eligible accounts receivable. Indebtedness under the revolving credit facility bore interest at a floating rate of interest based on either the prime rate quoted by JPMorgan Chase Bank, N.A. or an adjusted LIBOR rate. Accounts receivable and inventory were pledged as collateral and the Company was subject to compliance with certain covenants, including minimum levels of net worth and minimum interest coverage ratios. The Company was not permitted to pay dividends or make distributions.

        In September 2007, the Company entered into a $2,000,000 revolving credit facility with JPMorgan Chase Bank, N.A. which expires June 30, 2009. Indebtedness under this revolving credit facility bears interest at a floating rate of interest based on either the prime rate quoted by JPMorgan Chase Bank, N.A. or an adjusted LIBOR rate. This revolving credit facility contains various restrictive covenants including (i) an obligation for the Company to maintain a tangible net worth of at least $75 million and (ii) a prohibition on the Company incurring any other indebtedness for borrowed money. The Company is also prohibited from creating or permitting any lien, encumbrances or other security interest on the Company's accounts receivable or inventory. There were no borrowings under this revolving credit facility as of December 31, 2007.

        An irrevocable standby letter of credit in the amount of $50,000 was outstanding in favor of the landlord for the Company's corporate headquarters. The landlord could draw upon this letter of credit if the Company was in default under the lease. The letter of credit expired on March 1, 2008.

        Line of Credit Note—In April 2006, the Company executed a $5.0 million line of credit note that matured in April 2007, but was required to be repaid upon consummation of the Company's initial public offering. This note was secured by the same collateral as the revolving credit facility. The Company borrowed $4.0 million under this note to repurchase 1,448,625 shares of the common stock owned by two stockholders. The note was repaid in October 2006 and canceled.

        Other Debt—Other debt at December 31, 2006 and 2007 consisted of the following (in thousands):

	December 31,
	2006	2007
Promissory note, bearing interest at 6.29%, due February 2007	211	—

Total	211	—
Less current portion	(211)	—

Long-term portion	$—	$—

        Promissory Notes—During 2006, the Company signed an agreement with a commercial finance company to finance the payment of its commercial general liability and umbrella premiums. The agreement provided for an initial payment of a portion of the premium, with the remaining principal balance plus interest to be paid in monthly installments. Interest accrued at 6.29% on the unpaid balance of $211,000 at December 31, 2006. Prepaid premiums from the insurance policies financed were pledged as collateral under the promissory notes. This promissory note was paid-in-full during the first quarter of 2007.

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES

        Leases—Effective February 1, 2005, the Company entered into a new operating lease whereby the Company leases office space for 10 years with renewal options. On February 27, 2006, the Company signed an amendment to its lease for additional warehouse space for the duration of the lease term. On October 29, 2007, the Company signed a new operating lease for office space in Qingdao, China. This lease expires December 1, 2008 but includes two one-year extension options. The information in the table below does not include lease extensions.

        Third-Party Distribution Facilities—On August 1, 2007, the Company entered into an agreement with a third-party distribution facility in San Pedro, California. The Company pays a fixed storage fee for approximately 16,000 square feet of dedicated floor space. Additionally, the Company pays this third-party distributor fees and charges for services including handling, transactional storage and processing. These fees and charges are activity based and therefore fluctuate and as a result related future obligations cannot be quantified. The agreement expires on July 31, 2008, but the Company has the right to reduce or increase dedicated floor space with 90 days notice for periods of no less than 6 month intervals. The information in the table below includes the fixed fee for the dedicated floor space but does not include the fluctuating fees and charges. The Company expensed $260,000 related to this third-party distribution facility in 2007. These costs are included in cost of sales.

        Future minimum rental payments under these agreements are as follows (in thousands):

Years Ending December 31,
2008	$295
2009	190
2010	197
2011	209
2012	209
Thereafter	547

$1,647

        Rent expense was $162,000, $227,000 and $353,000 for 2005, 2006 and 2007, respectively.

        Third-Party Distribution Facilities—In addition to the third-party distribution facility in San Pedro, California, the Company has expanded its use of a third-party distribution facility in Belgium. The Company pays this third-party distributor fees and charges for services including handling, processing and packing materials. These fees and charges are activity based and therefore fluctuate and as a result related future obligations cannot be quantified. This agreement is for one year term with automatic one year renewal terms. The Company expensed $58,000 and $5,000 related to this third-party distribution facility in 2007 and 2006, respectively. There were no costs in 2005. These costs are included in cost of sales.

        Employment Arrangement—All of the personnel of the Company are contractually employees of a Professional Employer Organization ("PEO"). The PEO incurs payroll, payroll tax and payroll-related benefit costs. The Company reimburses these costs plus an administrative fee. With respect to these payroll-related benefits, the personnel of the Company are pooled with other employees of the PEO.

        Royalty Agreement—The Company pays monthly royalties related to a feature incorporated in its grind-and-roll HEELYS-wheeled footwear equal to a percentage of the purchase price that is paid to the manufacturers, net of the costs of the wheels and any other skating apparatus. Monthly royalties due are based on the number of grind-and-roll HEELYS-wheeled footwear sold. Because the royalty is

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

calculated in this manner, the Company cannot quantify the future royalty payments. Royalty expense was $179,000, $299,000 and $278,000 for 2005, 2006 and 2007, respectively. The Company's payment obligation for these royalties will terminate on December 31, 2008.

        Severance Agreement with former CEO—On February 1, 2008, the Company entered into a Severance and General Release Agreement (the "Severance Agreement") with its former Chief Executive Officer ("CEO"). Under the Severance Agreement, the Company's former CEO is entitled to receive approximately $470,000, payable in ten semi-monthly installments of approximately $17,000 beginning six months after the date of the Severance Agreement, followed by one lump sum payment of $300,000 payable in January 2009, up to 14 months of reimbursements for health and life insurance, and will be paid for any unused vacation or personal days and any unreimbursed expenses.

        Purchase Commitments—At December 31, 2007, the Company had open purchase commitments of $2.8 million related to inventories that were still being held by the manufacturers.

        Legal Proceedings—The Company, its former Chief Executive Officer, its Chief Financial Officer, and its directors who signed the Company's registration statement filed with the Securities and Exchange Commission in connection with our December 7, 2006 initial public offering (the "IPO")—along with Capital Southwest Corporation, Capital Southwest Venture Corporation and the underwriters for the IPO—are defendants in a lawsuit originally filed on August 27, 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Brian Rines, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased the Company's common stock pursuant to or traceable to the IPO registration statement. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Four similar lawsuits were also filed in September and October 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Vulcan Lee, John Avila, Gerald Markey, and Robert Eiron on behalf of the same plaintiff class, making substantially similar allegations under Sections 11, 12, and 15 of the Securities Act of 1933, and seeking substantially similar damages. These lawsuits have been transferred to a single judge have been consolidated into a single action. An amended consolidated complaint was filed on March 11, 2008. Lead plaintiffs and lead counsel have been appointed. The amended complaint alleges that the prospectus used in connection with the IPO contained misstatements of material fact or omitted to state material facts necessary in order to make the statements made not misleading relating to among other allegations, safety concerns and injuries associated with the Company's products and their alleged impact on demand, visibility into the Company's sales channel and competition from knockoffs, in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and requests substantially similar damages and relief as previously requested. While the Company cannot predict the outcome of these matters, the Company believes that the plaintiffs' claims are without merit, denies the allegations in the complaints, and the Company intends to vigorously defend the lawsuits. If any of these matters were successfully asserted against the Company, there could be a material adverse effect on the Company's financial position, cash flows or results of operations.

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

        On October 3, 2007 and October 24, 2007, in the United States District Court for the Northern District of Texas, Dallas Division, Jack Freeman and Brian Mossman, respectively brought shareholders' derivative actions, for the Company's benefit, as nominal defendant, against the Company's former Chief Executive Officer, the Company's former Director of Research and Development, the Company's Chief Financial Officer, Senior Vice President and certain members of the Company's board of directors and one of our former directors. The Company is a nominal defendant, and the complaints do not seek any damages against the Company. The complaints allege violations of Section 14(a) of the Securities Act of 1933 and breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named defendants. The complaints seek unspecified amounts of compensatory damages, voiding the election of the director defendants, as well as interest and costs, including legal fees from the defendants. The derivative claims have been transferred to a single judge and have been consolidated into a single derivative claim. An amended consolidated complaint making substantially similar allegations and claims for damages was filed March 14, 2008.

        Due to the nature of the Company's products, from time to time the Company has to defend against personal injury and product liability claims arising out of personal injuries that allegedly are suffered using the Company's products. To date, none of these claims has had a material adverse effect on the Company. The Company is also engaged in various claims and legal proceedings relating to intellectual property matters, especially in connection with enforcing the Company's intellectual property rights against the various third parties importing and selling knockoff products domestically and internationally. Often, such legal proceedings result in counterclaims against the Company that the Company must defend. The Company believes that none of the pending personal injury, product liability or intellectual property legal matters will have a material adverse effect upon the Company's financial position, cash flows or results of operations.

10. INCOME TAXES

        Components of income taxes were as follows (in thousands):

	December 31,
	2005	2006	2007
Current tax expense	$2,447	$16,383	$15,206
Deferred tax benefit	(160)	(595)	(1,969)

	$2,287	$15,788	$13,237

        A reconciliation of income tax computed at the U.S. federal statutory income tax rate of 34% for 2005, 35% for 2006 and 2007 to the provision for income taxes is as follows (in thousands):

	December 31,
	2005	2006	2007
Tax at statutory rate	$2,256	$15,758	$12,444
Non-deductible incentive stock option expense	—	62	206
State income taxes net of federal benefit	—	—	458
Change in valuation allowance	—	—	123
Other	31	(32)	6

Income taxes	$2,287	$15,788	$13,237

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

        In addition, the Company had an effective state income tax rate of 1.3% related to Texas and California for 2007. There were no state income taxes for 2006.

        Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of significant items included in the Company's net deferred tax benefits at December 31, 2006 and 2007 were as follows (in thousands):

	December 31,
	2006	2007
Current tax assets (liabilities):
Allowances for receivables not currently deductible	$686	$2,161
Allowances for inventory not currently deductible	65	292
Prepaid expenses currently deductible	(272)	(447)
Accrued expenses not currently deductible	158	81
State income taxes	—	295

Current deferred tax assets	637	2,382
Long-term tax assets:
Accumulated depreciation and amortization	241	218
Stock-based compensation	130	500

Long-term deferred tax assets	371	718
Less valuation allowance	—	(123)

Net long-term deferred tax assets	371	595
Total deferred tax assets	$1,008	$2,977

        The Company assesses the realization of its deferred tax assets to determine whether an income tax valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, the Company determined it is more likely than not the deferred tax assets will be realized. During the year ended December 31, 2007, a valuation allowance of $123,000 was established for deferred income taxes related to non-qualified stock options that may not be realized by the Company in future periods.

        In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, ("FIN 48"). The Company adopted the provisions of FIN 48 effective January 1, 2007. The Company recorded an increase in current state taxes payable of $23,000 during 2007 based on the principles of FIN 48. The Company recognized penalties of $2,000 and interest of $1,000 related to state taxes payable. The Company's policy is to record penalties related to tax liabilities as general and administrative expenses and to record interest related to tax liabilities as interest expense. The Company did not have any known unrecognized tax benefits as of December 31, 2007.

        The Company's tax returns for tax years 2004 through 2007 are subject to examination by the taxing authorities. There are no income tax examinations currently in process.

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCKHOLDERS' EQUITY

        Common Stock—During May 2000, the Company issued 11,363,875 shares of its common stock to the initial common stockholders for $125,000, or $0.011 per share, the estimated fair value of the shares at the date of issuance, in exchange for patent applications and trademarks, which were recorded as patents and trademarks. The Company had the right of first refusal on any disposition of common stock by the stockholders, but this right terminated on the Company's initial public offering.

        In April 2006, the Company purchased 724,325 shares of Company common stock owned by one of the Company's directors for a purchase price of $2.0 million or $2.76 per share. In May 2006, the Company purchased 724,300 shares of Company common stock owned by the Company's founder for a purchase price of $2.0 million, or $2.76 per share. The excess of the purchase cost over the par value has been charged to retained earnings.

        In October 2006, the Company effected a 25-for-one stock split. All common share and per common share amounts in these consolidated financial statements have been retroactively adjusted (unless otherwise stated) for all periods presented to give effect to the stock split.

        On December 13, 2006, the Company closed an initial public offering of its common stock consisting of 7,388,750 shares of common stock. Of these shares, 3,125,000 were newly issued shares sold by the Company and 4,263,750 were existing shares sold by the selling stockholders, including 963,750 shares pursuant to an exercise by the underwriters of their over-allotment option. The public offering price was $21.00 per share. The gross proceeds for shares of common stock sold by the Company was $65.6 million. The net proceeds to the Company were $61.0 million, after deducting an aggregate of $4.6 million in underwriting discounts and commissions. The Company incurred other direct expenses of $2.2 million in connection with the offering. As of December 31, 2006, the Company had paid $1.1 million of these other direct expenses. Unpaid other direct expenses in the amount of $1.1 million is included in accrued expenses at December 31, 2006. The Company did not receive any of the proceeds from the sale of shares by selling stockholders or on any exercise of the underwriters' over-allotment option.

12. REDEEMABLE CONVERTIBLE PREFERRED SHARES

        Preferred Stock—The Company had authorized an aggregate 3,000,000 shares of $0.001 par value Series A and B Preferred Stock. In May 2000, the Company sold preferred stock and debentures pursuant to an investment agreement between the preferred stockholders and the Company (the "Investment Agreement"). The Company sold 1,818,182 shares of Series A Preferred Stock for $500,000, and 454,545 shares of Series B Preferred Stock for $125,000, or in each case $0.275 per share, the estimated fair value of the shares at the date of purchase (not giving effect to the 25-for-one stock split effected in October 2006).

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

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. REDEEMABLE CONVERTIBLE PREFERRED SHARES (Continued)

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

        The Series A Preferred Stock was nonconvertible and redeemable. The Company could redeem the shares at any time with 30-days' notice, and the shares were mandatorily redeemable upon the completion of a qualified public offering. The stockholders could require the Company to redeem the shares beginning May 31, 2007. The redemption price and liquidation preference were $0.275 per share, plus all accrued and unpaid dividends. A cumulative dividend at the rate of $0.022 per annum was to accrue from May 31, 2005 through May 31, 2007 and was payable quarterly in cash. The dividend rate was to increase to $0.033 per annum on May 31, 2007. The Series A Preferred Stock was redeemed by the Company on May 31, 2005 for $500,000. Dividends had not begun accumulating; therefore the shares were redeemed for the original purchase price of $500,000.

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

13. STOCK-BASED COMPENSATION

        In June 2006, the Company adopted the 2006 Stock Incentive Plan (the "2006 Plan"). Awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant, generally vest based over four years of continuous service and have a 10-year contractual life.

        The Company has reserved 2,272,725 shares of common stock subject to the 2006 Plan and as of December 31, 2007 had 35,747 shares remaining available that may be granted to employees, consultants and nonemployee directors of the Company in the future. The 2006 Plan is administered by the compensation committee of the Company's board of directors, which selects the persons to whom options will be granted, determines the number of shares to be subject to each grant, and prescribes the other terms and conditions of each grant, including the type of consideration to be paid to the Company upon exercise and the vesting schedule. If a change of control of the Company, as defined by the 2006 Plan, occurs, all of the options issued and outstanding under the 2006 Plan will accelerate and become fully vested and exercisable.

        In June 2006, the Company granted 711,800 incentive and 1,330,700 nonqualified stock options at an exercise price of $4.05 per share, which was the fair value of the underlying common stock at the

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. STOCK-BASED COMPENSATION (Continued)

grant date. The options granted in June 2006 are subject to a 48-month vesting period with a contractual term of ten years.

        In December 2006, the Company granted 87,856 incentive and 99,644 nonqualified stock options at a weighted average exercise price of $24.56 per share. Exercise price was equal to the fair value of the underlying common stock at the grant date. The options granted in December 2006 vest and become exercisable in four equal cumulative installments on each successive anniversary date of the grant and have a contractual term of ten years.

        In March 2007, the Company granted 22,592 incentive and 2,408 nonqualified stock options at an exercise price of $31.76 per share, which was the fair value of the underlying common stock at the grant date. The options granted in March 2007 vest and become exercisable in four equal cumulative installments on each successive anniversary date of the grant and have a contractual term of ten years.

        In August 2007, the Company granted 15,000 incentive stock options at an exercise price of $9.23 per share, which was the fair value of the underlying common stock at the grant date. The options granted in August 2007 vest and become exercisable in four equal cumulative installments on each successive anniversary date of the grant and have a contractual term of ten years.

        For the June 2006 grants the Company determined the fair value of its common stock and engaged an independent third party appraiser to perform a contemporaneous valuation of the Company's common stock as of June 23, 2006, the date of grant of the June 2006 options. Utilizing the methodologies and procedures set forth in the AICPA Practice Aid for the Valuation of Privately-Held Company Equity Securities Issued as Compensation, the independent appraiser determined the value of the Company's common stock based upon a number of significant factors, assumptions and methodologies. These factors included recent sales and negotiations for sales of the Company's common stock, the timing of such transactions, the Company's discounted value of estimated future cash flows, valuations of comparable companies and transactions and the Company's expected value as a public company. The independent appraiser correlated the value indications derived from the various methodologies to a single value by "weighting" each value indication, applied a lack of marketability discount and further decreased the value per share by the dilution to the value that would be realized by a Company stockholder by virtue of the June 2006 option issuances. Between June 23, 2006 and the date of the Company's initial public offering, several events occurred that the Company believed contributed to the increase in the fair value of the Company's common stock. These events included, among others, the Company's increased earnings and the Company's ability to exceed internally projected sales targets after July 2006.

        For the December 2006, March 2007 and August 2007 grants the Company determined the fair value of its common stock based on the closing market trading price of its common stock at the date of grant.

        The Company accounts for stock-based compensation in accordance with FASB issued Statement No. 123(R), Share Based Payment, which requires the measurement of compensation cost based on the estimated fair value of the award on the date of grant. The Company recognizes this cost using the straight-line method over the period during which an employee is required to provide service in exchange for the award—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company determines the grant-date fair value of employee stock options using the Black-Scholes option-pricing model.

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. STOCK-BASED COMPENSATION (Continued)

        Accordingly, the Company computed the fair value of the options granted in 2006 and 2007, using the Black-Scholes option pricing model and the following assumptions:

Assumptions	June 2006	December 2006	March 2007	August 2007
Expected volatility	44.27%	42.94%	41.74%	44.78%
Dividend yield	—	—	—	—
Risk-free interest rate	5.21%	4.45%	4.46%	4.36%
Expected life (years)	6.02	6.25	6.25	6.25

        The Company estimated the volatility of its common stock at the date of grant based on the historical volatility of comparable public companies.

        The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.

        Expected life was calculated using the simplified method as prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 107. This decision was based on the lack of relevant historical data.

        The following summarizes stock option transactions for the year ended December 31, 2007:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2006	2,214,427	$5.79	9.5	$58,320,000
Granted	40,000	23.31
Exercised	32,908	4.05		640,511
Forfeited or expired	30,522	22.92

Outstanding at December 31, 2007	2,190,997	$5.89	8.5	$5,779,000

Exercisable at December 31, 2007	760,989	$5.22	8.5	$2,087,000

Vested at December 31, 2007	760,989	$5.22	8.5	$2,087,000

Unvested at December 31, 2007	1,430,008	$6.25	8.6	$3,692,000

(1)
The market price of the Company's stock at December 31, 2007 was less than the exercise price for all options granted subsequent to June 2006 resulting in no intrinsic value for these options at December 31, 2007.

        The weighted average fair value of options granted during the years ended December 31, 2006 and 2007 was approximately $2.88 and $11.30, respectively. There were no stock options granted prior to June 2006.

        The total fair value of shares that vested during 2006 and 2007 was $520,000 and $1,558,000, respectively.

        Stock-based compensation cost was $576,000 and $1,648,000 for the year ended December 31, 2006 and December 31, 2007, respectively. The portion of stock-based compensation cost included in cost of

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. STOCK-BASED COMPENSATION (Continued)

sales, sales and marketing, and general and administrative expenses in the accompanying consolidated statement of operations during 2006 was $8,000, $128,000 and $440,000, respectively. The portion of stock-based compensation cost included in cost of sales, sales and marketing, and general and administrative expenses in the accompanying consolidated statement of operations during 2007 was $227,000, $368,000 and $1,053,000, respectively.

        The remaining unrecognized compensation cost related to unvested awards at December 31, 2007 is $4,350,000 and the weighted-average period of time over which this cost will be recognized is 2.7 years.

        The Company has not capitalized any stock-based compensation costs at December 31, 2007. There have been no modifications to stock option awards during 2007.

        All unvested options at December 31, 2007 are expected to vest, except for approximately 233,000 options that forfeited subsequent to year end. The weighted average exercise price of these forfeited options is $6.78; weighted average remaining contractual term of 8.6 years; aggregate intrinsic value of $570,000; and unrecognized compensation cost of $777,000.

        Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes was $117,000 and $207,000 for 2006 and 2007, respectively. This amount is treated as a financing cash flow.

14. OTHER EMPLOYEE BENEFIT PLANS

        401(k) Plan—Effective January 2002, the Company sponsored a 401(k) Retirement Plan (the "401(k) Plan") through its PEO. All employees who are 21 years of age or older are eligible to enroll in the 401(k) Plan. Prior to December 31, 2007 the Company only made discretionary contributions to the 401(k) plan.

        For the 2007 plan year it was determined that the 401(k) Plan was top heavy and as a result the Company was required to make a contribution for 2007 of 3% of eligible wages for all eligible non-key employees who were employed by the Company on the last day of the 2007 plan year, regardless of whether any such employee elected to contribute to the 401(k) Plan during the 2007 plan year.

        Effective January 1, 2008 the Company amended its 401(k) Plan to include a Safe Harbor Match Contribution. The Company will make a matching contribution equal to 100% of an employee's deferral contributions which do not exceed 3% of the employee's compensation, plus 50% of an employee's deferral contributions that exceed 3%, but do not exceed 5%.

        The Company expensed contributions of $73,000, $105,000 and $34,000 during 2005, 2006 and 2007, respectively, related to discretionary contributions. The Company expensed contributions of $67,000 during 2007 related to nondiscretionary contributions.

15. RELATED-PARTY TRANSACTIONS

        The Company's patent attorney is also a stockholder of the Company. The Company capitalized and expensed a total of $190,000, $498,000 and $842,000 included in patents and trademarks and general and administrative expenses, during 2005, 2006 and 2007, respectively, for costs incurred. Additionally, this patent attorney's law firm provides general corporate legal counsel to the Company. The Company expensed a total of $24,000, $135,000 and $338,000 for these services during 2005, 2006

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. RELATED-PARTY TRANSACTIONS (Continued)

and 2007, respectively. This expense is included in general and administrative expense. In connection with the Company's initial public offering this law firm provided legal counsel to the Company. A total of $761,000 was incurred for these legal services and has been offset against the proceeds of the initial public offering. The Company owed $523,000 and $218,000 to this law firm as of December 31, 2006 and 2007, respectively.

        In April 2006, the Company purchased 724,325 shares of Company common stock owned by one of the Company's directors for a purchase price of $2,000,006, or approximately $2.76 per share.

        In May 2006, the Company purchased 724,300 shares of Company common stock owned by the Company's founder for a purchase price of $1,999,937, or approximately $2.76 per share. Simultaneously with this sale and purchase, the Company's founder sold to one of the Company's directors and executive officers 362,150 shares of Company common stock owned by the founder for a purchase price of $999,969, or approximately $2.76 per share.

16. SUBSEQUENT EVENTS

        On February 1, 2008, the Company entered into a Severance and General Release Agreement (the "Severance Agreement") with its former Chief Executive Officer ("CEO"). Under the Severance Agreement, the former CEO is entitled to receive approximately $470,000, payable in ten semi-monthly installments of approximately $17,000 beginning six months after the date of the Severance Agreement, followed by one lump sum payment of $300,000 payable in January 2009, up to 14 months of reimbursements for health and life insurance, and will be paid for any unused vacation or personal days and any unreimbursed expenses. The Agreement provides for (i) mutual releases, (ii) the continuation of certain obligations of the former CEO to the Company under the former CEO's employment agreement with the Company, and (iii) modifies the non-compete provision contained in such employment agreement to decrease from one-year to six-months the terms of the former CEO's non-compete relating to competitive business activities other than those based on wheeled footwear products. The former CEO also agreed to perform certain consulting services for the Company for one year with no additional compensation. During the term of such consulting relationship, options granted to the former CEO will continue to vest. Remaining unrecognized compensation cost related to the options granted was approximately $405,000 at December 31, 2007.

        On March 13, 2008, the Company entered into a confidential Settlement Agreement (the "Settlement Agreement") effective March 11, 2008 with Elan-Polo, Inc. ("Elan-Polo") to settle the pending patent and trademark lawsuit Heeling Sports Limited v. Wal-Mart Stores, Inc., and Elan-Polo, Inc., Civil Action No. 3:07-CV-1695 in the United States District Court for the Northern District of Texas, Dallas Division. Elan-Polo agreed, among other things, to pay the Company an aggregate of $1,400,000, as follows: $750,000 upon execution of the Settlement Agreement, $250,000 in April of 2008 and February of 2009 and $150,000 in February 2010 and to indemnify, defend and hold harmless the Company against certain claims, losses and expenses. The Company and Elan-Polo also entered into a Technology License Agreement (the "License Agreement"), pursuant to which Elan-Polo was granted a limited license to manufacture and sell a certain style of shoe skates to certain approved retailers located in the United States and Canada. Pursuant to the License Agreement, Elan-Polo agreed to pay royalties to the Company at a royalty rate determined in accordance with the License Agreement. The License Agreement remains in effect until March 10, 2011.

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The following table sets forth certain financial information for the periods indicated. The data is prepared on the same basis as the audited consolidated financial statements. All recurring, necessary adjustments are reflected in the data below.

	Three months ended
	3/31/06	6/30/06	9/30/06	12/31/06	3/31/07	6/30/07	9/30/07	12/31/07
	(in thousands)
Consolidated Statements of Operations Data:
Net sales	$13,669	$30,927	$72,511	$71,101	$49,428	$74,310	$49,908	$9,826
Cost of sales	8,749	20,237	47,584	45,995	31,952	47,983	33,991	11,486

Gross profit (loss)	4,920	10,690	24,927	25,106	17,476	26,327	15,917	(1,660)
Selling, general and administrative expenses
Sales and marketing	1,381	2,954	4,695	4,665	2,844	3,915	3,960	4,460
General and administrative	931	1,220	1,827	2,419	2,395	3,334	2,366	2,782

Total selling, general and administrative expenses	2,312	4,174	6,522	7,084	5,239	7,249	6,326	7,242

Income (loss) from operations	2,608	6,516	18,405	18,022	12,237	19,078	9,591	(8,902)
Other expense (income), net	1	77	324	187	(766)	(734)	(954)	(1,096)

Income (loss) before income tax expense	2,607	6,439	18,081	17,835	13,003	19,812	10,545	(7,806)
Income tax expense (benefit)	912	2,254	6,294	6,328	4,552	7,054	3,899	(2,268)

Net income (loss)	$1,695	$4,185	$11,787	$11,507	$8,451	$12,758	$6,646	$(5,538)

Earnings (loss) per share:
Basic	$0.12	$0.27	$0.49	$0.47	$0.31	$0.47	$0.25	$(0.20)
Diluted	$0.07	$0.17	$0.48	$0.44	$0.30	$0.45	$0.24	$(0.20)
Weighted average shares outstanding:
Basic	13,989	15,435	23,904	24,720	27,045	27,055	27,065	27,073
Diluted	25,353	24,501	24,752	25,952	28,351	28,328	28,059	27,073
Other Data:
Net sales, domestic	$12,034	$27,201	$61,387	$60,725	$39,944	$68,140	$40,373	$4,538
Net sales, international	1,635	3,726	11,124	10,376	9,484	6,170	9,535	5,288
Depreciation and amortization	93	95	102	112	102	114	114	292

HEELYS, INC.

Valuation and Qualifying Accounts and Reserves

(In thousands)

For the years ended December 31, 2005, 2006 and 2007:

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2005
Allowance for doubtful accounts	$32	$104	$(6)	$130
Reserve for estimated returns	108	347	(242)	213
Reserve for cooperative advertising and marketing discretionary fund allowances	184	518	(341)	361
Reserve for inventory valuation	29	100	(91)	38
Year ended December 31, 2006
Allowance for doubtful accounts	$130	$435	$(155)	$410
Reserve for estimated returns	213	1,898	(979)	1,132
Reserve for cooperative advertising and marketing discretionary fund allowances	361	2,033	(1,977)	417
Reserve for inventory valuation	38	203	(199)	42
Year ended December 31, 2007
Allowance for doubtful accounts	$410	$333	$(554)	$189
Reserve for estimated returns	1,132	5,117	(3,265)	2,984	(1)
Reserve for cooperative advertising and marketing discretionary fund allowances	417	8,391	(5,016)	3,792	(2)
Reserve for inventory valuation	42	1,809	(1,851)	—

(1)
$836,000 and $1,815,000 has been reclassified to accounts receivable and accrued expenses, respectively.

(2)
$1,268,000 and $1,588,000 has been reclassified to accounts receivable and accrued expenses, respectively.