Form 10-Q
period 2008-03-31
Heelys, Inc.
filed 2008-05-12
CIK 1373980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.   Yes  ☐    No  ☒

As of April 30, 2008, there were 27,197,721 shares of our common stock outstanding.

i

Part I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

HEELYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	December 31, 2007	March 31, 2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$98,771	$100,838
Accounts receivable, net of allowances of $1,458 and $644 respectively	5,577	3,434
Inventories	14,969	12,168
Prepaid and other current assets	1,439	1,551
Income tax receivable	2,216	2,598
Deferred income tax benefits	2,382	2,656

Total current assets	125,354	123,245

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,094 and $1,158, respectively	923	1,004

PATENTS AND TRADEMARKS, net of accumulated amortization of $1,019 and $1,050, respectively	359	301

DEFERRED INCOME TAX BENEFITS, net of valuation allowance of $123 and $179, respectively	595	559

TOTAL ASSETS	$127,231	$125,109

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$306	$215
Commissions payable	13	137
Accrued bonus	164	153
Accrued expenses	7,789	6,597
Accrued severance	—	483
Income taxes payable	884	19

Total current liabilities	9,156	7,604

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 75,000,000 shares authorized; 27,074,856 shares issued and outstanding as of December 31, 2007 and 27,076,367 shares issued and outstanding as of March 31, 2008	27	27
Additional paid-in capital	61,783	62,246
Retained earnings	56,265	55,218
Accumulated other comprehensive income	—	14
Total stockholders’ equity	118,075	117,505

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$127,231	$125,109

See notes to condensed consolidated financial statements.

HEELYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2007	2008

NET SALES	$49,428	$13,107

COST OF SALES	31,952	10,283

GROSS PROFIT	17,476	2,824

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Sales and marketing	2,844	2,602
General and administrative	2,395	2,786
Severance	—	693
Total selling, general and administrative expenses	5,239	6,081

INCOME (LOSS) FROM OPERATIONS	12,237	(3,257)

OTHER (INCOME) EXPENSE
Interest expense	9	—
Interest income	(775)	(813)
Other (income) expense, net	—	(755)
Total other (income) expense	(766)	(1,568)
INCOME (LOSS) BEFORE INCOME TAXES	13,003	(1,689)

INCOME TAX EXPENSE (BENEFIT)	4,552	(642)

NET INCOME (LOSS)	$8,451	$(1,047)

EARNINGS (LOSS) PER SHARE:
Basic	$0.31	$(0.04)
Diluted	$0.30	$(0.04)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	27,045	27,076
Diluted	28,351	27,076

See notes to condensed consolidated financial statements.

HEELYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2007	2008

OPERATING ACTIVITIES:
Net income (loss)	$8,451	$(1,047)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	102	150
Deferred income tax benefits	(58)	(238)
Stock-based compensation expense	456	457
Excess tax benefit on stock-based compensation awards	(56)	—
Changes in operating assets and liabilities:
Accounts receivable	14,134	2,143
Inventory	(4,276)	2,801
Prepaid and other current assets	209	(111)
Accounts payable	(731)	(91)
Commissions payable	(149)	124
Accrued bonus	(553)	(11)
Accrued expenses	(2,590)	(710)
Income taxes payable (receivable)	1,610	(1,247)
Net cash provided by operating activities	16,549	2,220

INVESTING ACTIVITIES:
Purchase of property and equipment	(407)	(143)
Increase in patents and trademarks	(49)	(29)
Net cash used in investing activities	(456)	(172)

FINANCING ACTIVITIES:
Principal payments on short-term debt	(211)	—
Proceeds from exercise of stock options	22	6
Excess tax benefit on stock-based compensation awards	56	—
Costs related to initial public offering	(1,062)	—
Net cash (used in) provided by financing activities	(1,195)	6

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	13

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,898	2,067

CASH AND CASH EQUIVALENTS, beginning of period	54,184	98,771

CASH AND CASH EQUIVALENTS, end of period	$69,082	$100,838

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6	$—
Income taxes	$3,000	$843
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Fixed asset additions included in accounts payable / accrued expenses	$200	$—

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

In February 2008, the Company formed Heeling Sports EMEA SPRL, a Belgium corporation and indirect wholly-owned subsidiary of the Company, with offices in Brussels, Belgium to manage the Company’s European operations.

Basis Of Presentation — Unaudited Condensed Interim Consolidated Financial Information — The unaudited condensed consolidated balance sheet at March 31, 2008 and December 31, 2007, the unaudited condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007, the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 and related footnotes have been prepared in accordance with the instructions to Form 10-Q, accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, the interim data includes all adjustments (consisting of only normally recurring adjustments) necessary for a fair statement of the results for the interim periods. Operating results for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008. The December 31, 2007 condensed consolidated balance sheet information has been derived from the audited 2007 consolidated financial statements, but does not include all disclosures required for a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. For further information and additional significant accounting policies, please refer to our audited consolidated financial statements as of and for the year ended December 31, 2007 and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 17, 2008.

Foreign Currency Translation — The U.S. dollar is the Company’s reporting currency. Assets and liabilities of foreign operations denominated in local currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the weighted average rate of exchange during the applicable period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders’ equity.

Accounts Receivable — Accounts receivable are stated net of allowances for estimated customer returns, marketing discretionary funds and doubtful accounts of $1,458,000 and $644,000 at December 31, 2007 and March 31, 2008, respectively.

Recognition of Revenues — Revenues are recognized when merchandise is shipped, title passes to the customer, the customer assumes risk of loss, the collection of relevant receivables is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Title passes upon shipment or upon receipt by the customer depending on the agreement with the customer. The Company records reductions to revenue for estimated returns, including permitted returns of damaged or defective merchandise, and for all other allowances, in accordance with Emerging Issues Task Force Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product, at the time of revenue recognition. Changes to estimated allowances are reported in the period they are known. Accordingly, the Company recorded a charge of $996,000 during the three months ended March 31, 2007 and a benefit of $49,000 during the three months ended March 31, 2008. The benefit recognized during the three months ended March 31, 2008 was due to changes in estimated allowances.

Advertising Costs — Advertising production costs are expensed the first time the advertisement is run. Media (TV and print) placement costs are expensed in the month the advertising appears. Through cooperative advertising programs, the Company reimburses its retail customers for certain of their costs of advertising the Company’s products. The Company records these costs in selling and administrative expense at the point in time when it is obligated to its customers for the costs, which is when the related revenues are recognized. This obligation may arise prior to the related advertisement being run. Total advertising and promotion expenses were $892,000 and $1,726,000 during the three months ended March 31, 2007 and 2008, respectively. Prepaid advertising and promotion expenses recorded as appropriate in prepaid and deferred expenses totaled $131,000 and $15,600 at December 31, 2007 and at March 31, 2008, respectively.

Shipping and Handling Costs — Shipping and handling costs are expensed as incurred and included in costs of sales. Shipping and handling costs included in cost of sales were $771,000 and $616,000 during the three months ended March 31, 2007 and 2008, respectively.  Shipping and handling costs billed to domestic customers are included in net sales in accordance with Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Handling Fees and Costs, and were $161,000 and $22,000 during the three months ended March 31, 2007 and 2008, respectively.

Insurance — The Company’s insurance retention is $50,000 per claim. An estimated liability is provided for current pending claims and estimated incurred-but-not-reported claims due to this retention risk. An estimated liability in the amount of $167,000 as of December 31, 2007 and $155,000 as of March 31, 2008, is reflected in the balance sheet as an accrued expense.

2.        EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is calculated by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the effects of potentially dilutive securities, which consists of stock options. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share is as follows (in thousands):

	Three Months Ended March 31,
	2007	2008
Numerator—net income (loss) applicable to common stockholders	$8,451	$(1,047)
Denominator:
Weighted average common stock outstanding for basic earnings (loss) per share	27,045	27,076
Effect of dilutive securities:
Stock options	1,306	—
Adjusted weighted average common stock and assumed conversions for diluted earnings (loss) per share	28,351	27,076

Options to purchase 81,250 and 2,174,199 shares of common stock for three months ended March 31, 2007 and 2008, respectively, were not included in the computation of diluted net income (loss) per share because the effect of their inclusion would be anti-dilutive.

3.        RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, (“SFAS 157”). The Company adopted SFAS 157 effective January 1, 2008. In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157, (“FSP 157-2”), which delayed the effective date of SFAS 157 for certain nonfinancial assets and liabilities, including fair value measurements under SFAS 141 and SFAS 142 of goodwill and other intangible assets, to fiscal years beginning after November 15, 2008. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of March 31, 2008, the Company did not hold any assets or liabilities that are required to be measured at fair value on a recurring basis, and therefore the adoption of the respective provisions of SFAS 157 did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. The Company adopted SFAS 159 effective January 1, 2008. Upon adoption, the

Company did not elect the fair value option for any items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) revises the current accounting practices for business combinations. Significant changes as a result of issuance of SFAS 141(R) include a revised definition of a business, expensing of acquisition-related transaction costs, and a change in how acquirers measure consideration, identifiable assets, liabilities assumed and goodwill acquired in a business combination. SFAS 141(R) is effective for the Company on January 1, 2009, and will be applied prospectively to all business combinations subsequent to the effective date.

In December 2007, the FASB issued Statement No. 160, Noncontrolling interests in Consolidated Financial Statements—an amendment of ARB No. 51, (“SFAS 160”). SFAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect SFAS 160 to have a material impact on its financial position, cash flows or results of operations.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities–an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 requires enhanced disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how instruments and the related hedged items are accounted for under SFAS 133 and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect SFAS 161 to have a material impact on its financial position, cash flows or results of operations.

4.     SIGNIFICANT CUSTOMERS

Customers of the Company consist primarily of domestic retail stores and international independent distributors. The customers, individually or considered as a group under common ownership, which accounted for greater than 10% of accounts receivable or 10% of net sales during the periods reflected were as follows:

	Accounts Receivable		Net Sales Three Months Ended March 31,
	December 31, 2007	March 31, 2008	2007	2008
Customer A	12%	42%	2%	14%
Customer B	23	9	—	3
Customer C	11	7	4	3
Customer D	19	2	—	1
Customer E	—	—	15	2
Customer F	7	—	13	1
Customer G	—	—	11	—

5.    ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	December 31, 2007	March 31, 2008
Inventory received but not invoiced	$—	$429
Marketing costs	1,520	727
Customer prepayments	638	975
Credits due customers in excess of amounts owed	381	956
Estimated credits due customers for markdown and return allowances in excess of amounts owed	3,392	2,216
Liability insurance	172	139
Professional fees	654	433
Loss on purchase commitment	617	249
Other	415	473
Total accrued expenses	$7,789	$6,597

Accrued expenses at December 31, 2007 included a $617,000 loss on purchase commitments related to inventory that was still being held by the manufacturers. As of March 31, 2008, $249,000 remained of the loss on purchase commitment originally recorded at December 31, 2007.

6.      ACCRUED SEVERANCE

On February 1, 2008, the Company entered into a Severance and General Release Agreement (the “Severance Agreement”) with its former Chief Executive Officer (“CEO”). Under the Severance Agreement, the former CEO is entitled to receive approximately $470,000, payable in ten semi-monthly installments of approximately $17,000 beginning six months after the date of the Severance Agreement, followed by one lump sum payment of $300,000 payable in January 2009 and up to 14 months of reimbursements for health and life insurance.

The table below sets forth the significant components and activity under the severance agreement (in thousands):

	December 31, 2007	Charges	Cash Payments	March 31, 2008
Severance	$—	$470	$—	$470
Health and life insurance	—	16	(3)	13
Total	$—	$486	$(3)	$483

The Company’s former CEO agreed to perform certain consulting services for the Company for one year with no additional monetary compensation. During the term of this consulting relationship, options granted to the former CEO will continue to vest in accordance with the Heelys, Inc. 2006 Stock Incentive Plan. On February 1, 2008, the Company recognized $207,000 in stock-based compensation expense, which is 100% of the related stock-based compensation for those stock options expected to vest during the term of the consulting arrangement. This expense is included in severance costs in the statement of operations.

7.       DEBT

Revolving Credit Facility — In August 2004, the Company entered into a $3,000,000 revolving credit facility with a predecessor of JPMorgan Chase Bank, N.A. In August 2006, the Company amended this revolving credit facility, increasing the maximum amount available to $25.0 million. In December 2006, all amounts outstanding under this revolving credit facility were repaid with a portion of the proceeds from the Company’s initial public offering. The maximum amount available under this revolving credit facility decreased to $10.0 million on January 1, 2007. On February 7, 2007, the Company amended the revolving credit facility to (a) decrease the maximum amount available to $2.0 million, (b) eliminate the 0.25% non-usage fee and (c) eliminate other terms, including terms requiring the Company to provide monthly reports regarding the Company’s inventory and accounts receivable. The revolving credit facility expired on June 30, 2007. Borrowings were subject to certain limitations, primarily based upon 85% of eligible accounts receivable and 50% of eligible inventory not to exceed the amount advanced on eligible accounts receivable. Indebtedness under the revolving credit facility bore interest at a floating rate of interest based on either the prime rate quoted by JPMorgan Chase Bank, N.A. or an adjusted LIBOR rate. Accounts receivable and inventory were pledged as collateral and the Company was subject to compliance with certain covenants, including minimum levels of net worth and minimum interest coverage ratios. The Company was not permitted to pay dividends or make distributions.

In September 2007, the Company entered into a $2,000,000 revolving credit facility with JPMorgan Chase Bank, N.A. which expires June 30, 2009. Indebtedness under this revolving credit facility bears interest at a floating rate of interest based on either the prime rate quoted by JPMorgan Chase Bank, N.A. or an adjusted LIBOR rate. This revolving credit facility contains various restrictive covenants including (i) an obligation for the Company to maintain a tangible net worth of at least $75 million and (ii) a prohibition on the Company incurring any other indebtedness for borrowed money. The Company is also prohibited from creating or permitting any lien, encumbrances or other security interest on the Company’s accounts receivable or inventory. There were no borrowings under this revolving credit facility during the three months ended March 31, 2008.

An irrevocable standby letter of credit in the amount of $50,000 was outstanding in favor of the landlord for the Company’s corporate headquarters. The landlord could draw upon this letter of credit if the Company was in default under the lease. The letter of credit expired on March 1, 2008.

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

8.        COMMITMENTS AND CONTINGENCIES

Leases — Effective February 1, 2005, the Company entered into an operating lease whereby the Company leases office and warehouse space in Carrollton, Texas for 10 years with renewal options. On February 27, 2006, the Company signed an amendment to this lease for additional warehouse space for the duration of the lease term. The information in the table below does not include renewal options.

On October 29, 2007, the Company signed an operating lease for office space in Qingdao, China. This lease expires December 1, 2008 but includes two one-year extension options. The information in the table below does not include lease extensions. Payments under this lease agreement are made in the Chinese Yuan Renminbi. Future minimum payments, included in the table below, have been estimated using the currency exchange rate as of March 31, 2008.

Effective May 1, 2008, Heeling Sports EMEA entered into an operating lease whereby Heeling Sports EMEA leases office and parking space in Brussels, Belgium for nine years with the option to terminate the lease at the end of each three year period. The information in the table below assumes that this lease will not be renewed after the initial three year period. Payments under this lease agreement are made in the Euro. Future minimum payments, included in the table below, have been estimated using the currency exchange rate as of March 31, 2008.

Effective April 1, 2008, Heeling Sports EMEA entered into an operating lease whereby Heeling Sports EMEA leases office space in Munich, Germany for three years with an automatic renewal at the end of the initial three year lease unless six months notice is provided. The information in the table below does not include lease extensions. Payments under this lease agreement are made in the Euro. Future minimum payments, included in the table below, have been estimated using the currency exchange rate as of March 31, 2008.

Effective May 1, 2008, Heeling Sports EMEA entered into an operating lease whereby Heeling Sports EMEA leases office space in Annecy, France for nine years with the option to terminate the lease at the end of each three year period. The information in the table below assumes that this lease will not be renewed after the initial three year period. Payments under this lease agreement are made in the Euro. Future minimum payments, included in the table below, have been estimated using the currency exchange rate as of March 31, 2008.

Third-Party Distribution Facilities (California) — On August 1, 2007, the Company entered into an agreement with a third-party distribution facility in San Pedro, California. The Company pays a fixed storage fee for approximately 16,000 square feet of dedicated floor space. Additionally, the Company pays this third-party distributor fees and charges for services including handling, transactional storage and processing. These fees and charges are activity based and therefore fluctuate and as a result related future obligations cannot be quantified. The agreement expires on July 31, 2008, but the Company has the right to reduce or increase dedicated floor space with 90 days notice for periods of no less than 6 month intervals. The information in the table below includes the fixed fee for the dedicated floor space but does not include the fluctuating fees and charges. The Company expensed $0 and $264,000, including rent for dedicated floor space, related to this third party distribution facility during the three months ended March 31, 2007 and 2008, respectively. These costs are included in cost of sales.

Future minimum payments under the above leases and third-party distribution facility agreement are as follows (in thousands):

Years Ending December 31,
2008	$292
2009	302
2010	310
2011	243
2012	209
Thereafter	546
$1,902

 Rent expense was $46,000 and $184,000 for the three months ended March 31, 2007 and 2008, respectively.

Third-Party Distribution Facilities (Belgium) — In addition to the third-party distribution facility in San Pedro, California, the Company has expanded its use of a third-party distribution facility in Belgium. The Company pays this third-party distributor fees and charges for services including handling, processing and packing materials. These fees and charges are activity based and therefore fluctuate and as a result related future obligations cannot be quantified. This agreement is for one year with automatic one year renewal terms. The Company expensed $1,000 and $120,000 related to this third-party distribution facility during the three months ended March 31, 2007 and 2008, respectively. These costs are included in cost of sales.

Employment Arrangement — All of the personnel of the Company (with the exception of personnel employed by the representative office in China and Heeling Sports EMEA) are contractually employees of a Professional Employer Organization (“PEO”). The PEO incurs payroll, payroll tax and payroll-related benefit costs. The Company reimburses these costs plus an administrative fee. With respect to these payroll-related benefits, the personnel of the Company are pooled with other employees of the PEO.

Termination of  Distributorship Agreements — Effective March 31, 2008, the Company entered into agreements to terminate its current arrangement regarding the distribution of Heelys-branded footwear and products in Germany and Austria, allowing the Company, through its Belgian subsidiary, to market its products directly in such countries. This included a Termination Agreement (the “Termination Agreement”) among the Company, The Territory Distribution GmbH (the “Distributor”), and Achim Lippoth, the sole owner of the Distributor (“Lippoth”), pursuant to which, among other things, a prior Distributor Agreement between the Company and the Distributor was terminated, the Company agreed to purchase from the Distributor all of the Distributor’s inventory of unsold Heelys products and other specified assets for the Distributor’s cost, the Company agreed to purchase from the Distributor all of the unshipped orders for Heelys products on the Distributor’s order book as of March 31, 2008 for a price equal to the Distributor’s net wholesale margin on such unshipped orders (which is to be paid on or before the end of the month following the Company’s receipt of payment for the Heelys products shipped in response to such unshipped orders), and the Distributor and Lippoth agreed, until March 31, 2010, not to compete with the Company relating to the Company’s products anywhere in the world. In connection with the Termination Agreement the Company’s Belgian subsidiary entered into two consulting agreements, one with The Sansean Group Limited (“Sansean”), and one with Lippoth, pursuant to which, among other things, Sansean and Lippoth agreed to perform certain consulting services and the Company’s Belgian subsidiary agreed to pay Sansean and Lippoth consulting fees as set forth in their respective consulting agreements.

Effective April 30, 2008, the Company entered into agreements to terminate its current arrangement regarding the distribution of Heelys-branded footwear and products in France, Monaco and Andorra, allowing the Company, through its Belgian subsidiary, to market its products directly in such countries. This included a Termination Agreement (the “Termination Agreement”) among the Company, Trotwood Import/Export (the “Distributor”), Trotwood Investments Ltd., the sole owner of the Distributor (“TIL”), and David Stanley (“D. Stanley”) and Margarete Stanley (“M. Stanley”), pursuant to which, among other things, a prior International Distributor Agreement between the Company and the Distributor was terminated, the Company agreed to purchase from the Distributor all of the Distributor’s inventory of unsold Heelys products for the Distributor’s cost of such products, the Distributor’s order books relating to Heelys products at the value on Distributor’s books and certain other incidental assets of the Distributor related to its distribution operations as described in the Termination Agreement (the Company agreed to pay Distributor for such items on or before May 16, 2008), the Company agreed to purchase from the Distributor all of the unshipped orders for Heelys products on the Distributor’s order book as of April 30, 2008 that are not novated to the Company or one of its affiliates for a price equal to the Distributor’s net wholesale margin on such unshipped orders (which is to be paid on or before the end of the month following the Company’s receipt of payment for the Heelys products shipped in response to such unshipped orders). In addition, the Distributor, Shareholder, D. Stanley and M. Stanley agreed, until April 30, 2012, not to compete with the Company relating to the Company’s products anywhere in the world and the Company agreed to pay Distributor an additional amount set forth in the Termination Agreement for each pair of Heelys branded footwear sold by the Company or its affiliates in France, Monaco and Andorra. In connection with the Termination Agreement the Company’s Belgian subsidiary, entered into a Consulting Agreement with TIL pursuant to which, among other things, TIL agreed to perform certain consulting services and the Company’s Belgian subsidiary agreed to pay TIL consulting fees as set forth in such consulting agreement.

Payments under these agreements are to be made in Euro. As of May 9, 2008, the Company had made payments totaling $1.9 million and it is anticipated that approximately an additional $2.1 million will be paid in connection with these transactions.  Future estimated payments have been calculated using the currency exchange rate as of May 9, 2008.

Legal Proceedings — The Company, its former Chief Executive Officer, its Chief Financial Officer, and its directors who signed the Company’s registration statement filed with the Securities and Exchange Commission in connection with our December 7, 2006 initial public offering (the “IPO”)—along with Capital Southwest Corporation, Capital Southwest Venture Corporation and the underwriters for the IPO—are defendants in a lawsuit originally filed on August 27, 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Brian Rines, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased the Company’s common stock pursuant to or traceable to the IPO registration statement. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Four similar lawsuits were also filed in September and October 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Vulcan Lee, John Avila, Gerald Markey, and Robert Eiron on behalf of the same plaintiff class, making substantially similar allegations under Sections 11, 12, and 15 of the Securities Act of 1933, and seeking substantially similar damages. These lawsuits have been transferred to a single judge have been consolidated into a single action. An amended consolidated complaint was filed on March 11, 2008. Defendants’ responses to the amended consolidated complaint are due to be filed on May 12, 2008. Lead plaintiffs and lead counsel have been appointed. The amended complaint alleges that the prospectus used in connection with our IPO contained misstatements of material fact or omitted to state material facts necessary in order to make the statements made not misleading relating to among other allegations, safety concerns and injuries associated with our products and their alleged impact on demand, visibility into our sales channel and competition from knockoffs, in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and requests substantially similar damages and relief as previously mentioned. While the Company cannot predict the outcome of these matters, the Company believes that the plaintiffs’ claims are without merit, denies the allegations in the complaints, and the Company intends to vigorously defend the lawsuits. If any of these matters were successfully asserted against the Company, there could be a material adverse effect on the Company’s financial position, cash flows or results of operations.

On October 3, 2007 and October 24, 2007, in the United States District Court for the Northern District of Texas, Dallas Division, Jack Freeman and Brian Mossman, respectively brought shareholders’ derivative actions, for the Company’s benefit, as nominal defendant, against the Company’s former Chief Executive Officer, the Company’s former Director of Research and Development, the Company’s Chief Financial Officer, Senior Vice President and certain members of the Company’s board of directors and one of our former directors. The Company is a nominal defendant, and the complaints do not seek any damages against the Company. The complaints allege violations of Section 14(a) of the Securities Act of 1933 and breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named defendants. The complaints seek unspecified amounts of compensatory damages, voiding the election of the director defendants, as well as interest and costs, including legal fees from the defendants. The derivative claims have been transferred to a single judge and have been consolidated into a single derivative claim. An amended consolidated complaint making substantially similar allegations and claims for damages was filed on March 14, 2008. Defendants’ responses to the amended consolidated complaint are due to be filed on May 30, 2008.

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

9.        INCOME TAXES

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”). The Company adopted the provisions of FIN 48 effective January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company reported state income tax liabilities under the principles for FIN 48 during the fourth quarter of 2007. There has been no material changes related to uncertain tax positions during the three months ended March 31, 2008.

Tax years 2004 through 2007 are subject to examination by the taxing authorities. The Company has been notified that its 2006 federal income tax return will be examined. There are no other income tax examinations currently in process.

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

A valuation allowance has been established for deferred income tax assets related to non-qualified stock options that may not be realized by the Company in future periods.

10.   STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2008, additional paid-in capital increased by $463,000. Of this increase, $457,000 resulted from the recording of non-cash stock-based compensation expense, including $207,000 recognized in connection with severance for the Company’s former CEO, and $6,000 resulted from the exercise of 1,511 stock options.

In March 2008, the Company granted 93,896 incentive and 26,104 nonqualified stock options at an exercise price of $4.26. The exercise price was equal to the closing trading price of the underlying common stock at the grant date. The options vest and become exercisable in four equal cumulative installments on each successive anniversary date of the grant and have a contractual term of ten years.

The Company computed the fair value of the options granted, using the Black-Scholes option pricing model and the following assumptions:

Expected volatility	35.75%
Dividend yield	—
Risk-free interest rate	3.00%
Expected life (years)	6.25

 The Company estimated the volatility of the underlying common stock at the date of grant based on the historical volatility of comparable public companies.

The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

Expected life was calculated using the simplified method as prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, as amended by Securities and Exchange Commission’s Staff Accounting Bulletin No. 110. This decision was based on the lack of relevant historical data.

11.   LITIGATION SETTLEMENT

On March 13, 2008 Heeling Sports Limited (“HSL”), a subsidiary of Heelys, Inc. (the “Company”), entered into a confidential Settlement Agreement (the “Settlement Agreement”) effective March 11, 2008 with Elan-Polo, Inc. (“Elan-Polo”) to settle the pending patent and trademark lawsuit Heeling Sports Limited v. Wal-Mart Stores, Inc., and Elan-Polo, Inc., Civil Action No. 3:07-CV-1695 in the United States District Court for the Northern District of Texas, Dallas Division (the “Lawsuit”). The Lawsuit was filed in connection with wheeled footwear made by Elan-Polo with a wheel both in the heel and in front of the heel (“Two-Wheel Shoe Skates”) that were sold exclusively at Wal-Mart under the brand name “Spinners.” Wal-Mart was previously dismissed from the Lawsuit. HSL and Elan-Polo filed a proposed Final Judgment with the court that provides, among other items, that Elan-Polo is prohibited from making or selling the Two-Wheel Shoe Skates without HSL’s prior written permission.

Pursuant to the Settlement Agreement, HSL and Elan-Polo agreed to, among other things, settle the Lawsuit and release any claims against the other party, Elan-Polo acknowledged the validity and enforceability of HSL’s patents, agreed not to contest the validity of such patents, and agreed not to seek any patent rights with respect to the Two-Wheel Shoe Skates that were the subject matter of the Company’s infringement claims.  Elan-Polo agreed to cease use of the “Spinners” logo and to never use any of HSL’s trademarks, including marks such as HEELYS, HEELIES, WHEELIES, WHEELYS, or any mark or logo that may be confusingly similar to any of HSL’s or the Company’s trademarks. Elan-Polo represented to HSL that 1,210,000 pairs of Two-Wheel Shoe Skates were manufactured on behalf of Elan-Polo in 2007, and that those were the only wheeled footwear that Elan-Polo had manufactured. Elan-Polo agreed to pay the Company an aggregate of $1,400,000 in connection with settling the Lawsuit, and such payments are to be made, as follows: $750,000 was paid upon execution of the Settlement Agreement, $250,000 was required to be paid in April of 2008 and $250,000 is required to be paid in February of 2009, and $150,000 is required to be paid in February 2010. In addition, if HSL and Elan-Polo agree to extend the Technology License Agreement, which was entered into in connection with the Settlement Agreement, for a fourth year, then Elan-Polo is required to pay HSL another $150,000.  Elan-Polo further agreed to indemnify, defend and hold harmless HSL and the Company against certain claims, losses and expenses.

During the three months ended March 31, 2008, the Company recognized $750,000 of income related to this settlement. This income is reported in other income.

12.          COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three months ended March 31, 2007 and 2008 was as follows (in thousands):

	Three Months Ended March 31,
	2007	2008
Net income (loss)	$8,451	$(1,047)
Foreign currency translation	—	14
Comprehensive income (loss)	$8,451	$(1,033)

13.          SUBSEQUENT EVENTS

Effective as of April 30, 2008, the Company’s Senior Vice President resigned his position with the Company, and entered into a Consulting Agreement with the Company. The Consulting Agreement will terminate on June 30, 2010, unless terminated earlier or the parties agree to extend the term.  Under the Consulting Agreement, our former Senior Vice President (“the Consultant”) will provide the Company (i) consulting services relating to mergers and acquisitions, (ii) support services in connection with the prosecution or defense of any pending or future litigation, arbitration, business, or investigatory matter relating to the Company, and (iii) other services agreed upon by the parties. The primary compensation under the Consulting Agreement shall be (i) a fee for merger and acquisition services to be paid in 25 monthly installments of $10,780 per month beginning June 30, 2008, (ii) success fees more fully described in the Consulting Agreement and equal to varying percentages of the total value of certain mergers or acquisitions originated by the Consultant, (iii) a fee of $125 per hour (up to a maximum of $1,000 per day) for litigation support services rendered, and (iv) a fee of $125 per hour (up to a maximum of $1,000 per day for actual time billed) for services rendered for matters other than merger and acquisition services or litigation support. The Company will also reimburse the Consultant for his expenses incurred in connection with the performance of his services under the Consulting Agreement. The Company’s former Senior Vice President will continue to remain as a member of the Company’s Board of Directors. Options previously granted to the former Senior Vice President will continue to vest in accordance with the Heelys, Inc. 2006 Stock Incentive Plan so long as he is a member of the Company’s Board of Directors.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated condensed financial statements and the related notes. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management as well as management’s assumptions and beliefs. These statements are generally identified by the use of words such as “subject to,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “may,” “will,” “should,” “can,” the negatives thereof, variations thereon, similar expressions, or discussions of strategy. These forward-looking statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, and those set forth in Part II, “Item 1A. Risk Factors” of this report may affect our performance and results of operations.  Those risks, uncertainties and factors include, but are not limited to the fact that substantially all of our net sales are generated by one product, we may not be able to successfully introduce new product categories, our intellectual property may not restrict competing products that infringe on our patents from being sold, we are dependent upon independent manufacturers, continued changes in fashion trends and consumer preferences and general economic conditions, the outcome of lawsuits filed against us could have a material adverse effect on us and the other factors described in our filings with the Securities and Exchange Commission. Investors are urged to consider these risks, uncertainties and factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

Overview

We are a designer, marketer and distributor of innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. Our primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS-wheeled footwear allows the user to seamlessly transition from walking or running to skating by shifting weight to the heel. Users can transform HEELYS-wheeled footwear into street footwear by removing the wheel. For the three months ended March 31, 2007, approximately 98% of our net sales were derived from the sale of our HEELYS-wheeled footwear.  For the three months ended March 31, 2008, approximately 97% of our net sales were derived from the sale of our HEELYS-wheeled footwear.  We also sell branded accessories such as replacement wheels, helmets and other protective gear, and a limited variety of apparel items.

We introduced HEELYS-wheeled footwear in 2000, and for several years our domestic sales were concentrated with one large, national specialty retailer. As a result, the sources of our domestic net sales were largely concentrated and we were susceptible to customer-specific and region-specific factors. This concentration caused variability in our results of operations. Since that time, we have diversified our retail customer base in the United States by widening our distribution to include full-line sporting goods retailers, specialty apparel and footwear retailers, select department stores, family footwear stores, and select online retailers. We will continue to selectively add new accounts and increase our penetration in the domestic market.

Although we initially focused on driving our domestic sales growth, we also established relationships with an independent distributor in each of Japan, South Korea and Southeast Asia. As a result, the sources of our international net sales were also largely concentrated and we were susceptible to region-specific factors, including competition from counterfeit, knockoff and infringing products in international markets. This concentration caused variability in our results of operations. Since that time, we have expanded our international distribution channels to mitigate this concentration.  Historically, our products have been sold to independent distributors with exclusive rights to specified international territories. During the first quarter of 2008, we opened a new sales and marketing office in Belgium to focus on expanding our international opportunities by working more closely with our distributors, establishing relationships with distributors in new international markets and, in selective markets, selling our products direct to retail customers.  We recently entered into agreements with two of our international distributors whereby we terminated their rights to distribute our products in their specified territories.  The agreement with our distributor for Germany and Austria was effective March 31, 2008, for distribution rights in Germany and Austria.  The agreement with our distributor for France, Monaco and Andorra was effective April 30, 2008, for distribution rights in France, Monaco and Andorra.  Our Belgium office took over the distribution of our products in Germany and Austria effective April 1, 2008 and in France, Monaco and Andorra effective May 1, 2008.

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

We intend to continue to diversify our product offering with new HEELYS-wheeled footwear models, product categories and accessories in order to benefit from the recognition of our HEELYS brand and the market for action sports-inspired products. Designing, marketing and distributing new products will require us to devote additional resources to product development, marketing and operations. These additional resources may include hiring new employees to support our growth in these areas and increasing amounts allocated to product advertising and promotion. Each of these additional resource commitments may increase our selling, general and administrative expenses. Because the selling price and unit cost of new products may differ from those of our existing products, sales of these new products may also impact our gross margin. In addition, we may seek to selectively acquire products and companies that offer products that are complementary to ours.

Recent Developments

During the second half of  2007, we experienced challenges related primarily to higher than expected inventory positions of product at many of our domestic accounts as weekly unit sales were lower than internal projections of many of our domestic retail customers, which had a significant adverse effect on our results for the second half of 2007. We believe that this was attributed to: (1) aggressive sell-through expectations of some of our domestic retailers going into the summer months and (2) retail softness in footwear and apparel. Certain of our major retailers were reluctant to place significant fourth quarter 2007 orders until their current inventory was reduced to their targeted levels. We also saw decreased prices on our products at certain of our retailers in the fourth quarter of 2007. These factors led us to work closely with each of our key retail customers to assist them in managing their inventory and sell-through. This included providing marketing discretionary funds, rescheduling orders to later dates, accepting cancellations, increasing marketing, promotion and advertising support, and accepting returns.  As a result of the decrease in net sales during the second half of 2007 and cancelled orders, our inventory position at year end was greater than we have historically seen.

While inventory levels decreased to more appropriate levels during the first quarter of 2008 at many of our domestic retailers,  we continued to see decreased retail prices on many of our products during a difficult footwear and apparel environment.  Many retailers were reluctant to place significant orders during the first quarter of 2008 which resulted in decreased sales.  As a result of the market conditions and our higher than normal inventory level at the end of 2007, we sold product at discounted wholesale prices resulting in lower gross margins.  We continued to work with our key retail customers to assist them in managing their inventory, sell-through, and margin expectations during the quarter.

For the remainder of 2008, we expect to continue to see retail customers being more cautious when placing future orders and shifting toward shorter lead times. This trend will require us to take a more aggressive inventory position to be able to meet at-once orders. While we will continue to experience some rescheduled orders, cancellations and returns in the normal course of business, we do not anticipate, at this time, for those to be as significant as those we encountered during the second half of 2007. Additionally, we will continue to provide marketing, promotional and advertising support to our retail customers to promote the sell-through of our products. We will actively monitor inventory levels at our retail customers in an effort to manage the balance between supply and demand in the retail channel.

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

Domestically, our products can be found in full-line sporting goods retailers, specialty apparel and footwear retailers, select department stores, family footwear stores and select online retailers.   For the three months ended March 31, 2008, 41.9% of our total net sales were derived from domestic retail customers.

Internationally, our products are sold to independent distributors with exclusive rights to specified territories, but we recently started distributing our products directly in Germany, Austria, France, Monaco and Andorra.  Historically, sales to our independent distributors are denominated in U.S. dollars.  During the first quarter of 2008, we opened a new sales and marketing office in Belgium to focus on expanding our international opportunities by working more closely with our distributors, establishing relationships with distributors in new international markets and, in selective markets, selling our products direct to retail customers. We recently entered into agreements with two of our international distributors whereby we terminated their rights to distribute our products in their specified territories.  The agreement with our distributor for Germany and Austria was effective March 31, 2008, for distribution rights in Germany and Austria.  The agreement with our distributor for France, Monaco and Andorra was effective April 30, 2008, for distribution rights in France, Monaco and Andorra.  Our Belgium office took over the distribution of our products in Germany and Austria effective April 1, 2008 and in France, Monaco and Andorra effective May 1, 2008.  Additionally, effective April 1, 2008, our subsidiary Heeling Sports EMEA will be responsible for sales to our independent distributors in EMEA (Europe, Middle East and Africa).  Sales to our customers in Germany, Austria, France, Monaco and Andorra will be denominated in Euros.  Sales to our independent distributors in the other EMEA countries will be denominated in U.S. dollars.  Sales to our independent distributors in non-EMEA territories will continue to be processed at our office in Carrollton, Texas and denominated in U.S. dollars.  Payments are required to be made in the same currency as invoiced.  For the three months ended March 31, 2008, 44.8% of our total net sales were derived from sales to our European distributors. No country, other than the United States, accounted for 10% or more of our net sales for the three months ended March 31, 2008.

Cost of Sales and Gross Profit

Cost of sales consists primarily of the cost to purchase finished products from our independent manufacturers. Cost of sales also includes inbound and outbound freight, warehousing expenses, tooling depreciation, royalty expenses related to licensed intellectual property, an inventory reserve for shrinkage and write-downs, costs associated with operating our representative office in China and, until 2008, commissions paid to our independent sourcing agent.

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

Through December 31, 2007, we paid our independent sourcing agent a commission equal to a specified percentage of our per unit cost, with the percentage decreasing when our annual purchases exceed a predetermined unit volume threshold. In January 2008, we opened a representative office in Qingdao, China and terminated our consulting agreement with our independent sourcing agent. This new office will serve multiple sourcing functions including quality control, price negotiation, logistics and product development. We believe our Qingdao office will help us improve our research and development efforts, enhance communication between us and our distribution and manufacturing partners and give us more direct control over the manufacturing and sourcing process. This new office is managed by our Vice President—Sourcing. Costs related to operating this office are included in cost of sales.

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

Our inventories are stated at the lower of cost or market. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the forecast of future demand and market conditions. If we estimate that the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we record a reserve for write-down equal to the difference between the cost of the inventory and the estimated net realizable value. This write-down reserve is recorded to cost of sales. If changes in market conditions result in reductions in the estimated net realizable value of our inventory below our previous estimate, we would increase our reserve for write-down in the period in which we made such a determination and record it to cost of sales.

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

Income Taxes

We operate through Heeling Sports Limited, a Texas limited partnership, and as such are subject to Texas franchise taxes on gross margin sourced to the State of Texas. In addition, because the Company holds inventory in a third-party distribution facility in San Pedro, California, the Company has tax filing responsibilities in that state. In February 2008, the Company formed a subsidiary in Belgium to function as the headquarters for European sales operations. The Company will be subject to tax in Belgium in future periods.  The Company is currently evaluating the structure of international business operations and considering the formation of subsidiaries in other European countries. Increased activities in foreign jurisdictions or the formation of foreign subsidiaries could cause the Company to be liable for income taxes in additional foreign jurisdictions.

Results of Operations

	Three Months Ended March 31,
	2007	2008
Net sales	100%	100%
Cost of sales	64.6	78.5
Gross profit	35.4	21.5
Selling, general and administrative expenses
Sales and marketing	5.8	19.8
General and administrative	4.8	21.3
Severance	—	5.3
Total selling, general and administrative expenses	10.6	46.4
Income (loss) from operations	24.8	(24.9)
Other (income) expense, net	(1.5)	(12.0)
Income (loss) before income taxes	26.3	(12.9)
Income taxes (benefit)	9.2	(4.9)
Net income (loss)	17.1%	(8.0)%

Comparison of the Three Months Ended March 31, 2008 and Three Months Ended March 31, 2007

Net sales.    Net sales decreased $36.3 million, or 73.5% to $13.1 million for the three months ended March 31, 2008, from $49.4 million for the three months ended March 31, 2007. This decrease was primarily the result of lower unit sales of our HEELYS-wheeled footwear, which decreased by 1.2 million pairs, or 70.5%, to 500,000 pairs for the three months ended March 31, 2008, from 1.7 million pairs for the three months ended March 31, 2007. For the three months ended March 31, 2008, 41.9% of our net sales were derived from domestic retail customers, compared to 80.8% for the three months ended March 31, 2007.

Domestically, our net sales decreased $34.4 million, or 86.3%, to $5.5 million for the three months ended March 31, 2008, from $39.9 million for the three months ended March 31, 2007. This decrease was the result of lower unit sales of our HEELYS-wheeled footwear and decreased average sales price per unit sold.  Domestic unit sales decreased by 1.1 million pairs, or 83.1%, to 225,000 pairs for the three months ended March 31, 2008 from 1.3 million pairs for the three months ended March 31, 2007. We believe that the decrease in unit sales may be primarily attributable to the high inventory positions at many of our domestic accounts which resulted in lower orders for product during the quarter and certain of our retail customers have been reluctant to place significant orders until their current inventory levels are reduced to targeted levels. The decrease in our average sales price per unit during the quarter is a result of the decreased prices on our products at certain of our retailers and our increased inventory position at year-end.  During the fourth quarter of 2007 and the first quarter of 2008, certain of our retailers reduced retail selling price of our product to drive sales which has resulted in an overall decrease in our average sale price on units sold.  Additionally, we have adjusted the selling price on certain of our products as we continue to manage our inventory levels.

Internationally, our net sales decreased $1.9 million, or 19.6%, to $7.6 million for the three months ended March 31, 2008, compared to $9.5 million for the three months ended March 31, 2007.  This decrease was primarily the result of lower unit sales of our HEELYS-wheeled footwear, which decreased 94,000, or 25.4%, to 275,000 pairs for the three months ended March 31, 2008, from 369,000 pairs for the three months ended March 31, 2007.   This decrease in units sold is attributable to lower sales to our distributor in the United Kingdom, which was due to a high inventory position at December 31, 2007 at this distributor; offset by increase in sales to other distributors in Europe and Japan.

Gross profit.    Gross profit decreased $14.7 million to $2.8 million for the three months ended March 31, 2008, from $17.5 million for the three months ended March 31, 2007. Our gross margin was 21.5% for the three months ended March 31, 2008 compared to 35.4% for the three months ended March 31, 2007. This decrease in gross margin is attributable to a reduction in average selling price on certain of our products to manage our inventory levels as well as to assist retailers in obtaining acceptable profit margins; an increase in costs related to the opening of our representative office in China in January 2008 to give us more direct control over the manufacturing sourcing process; an increase in our inventory reserve; and an increase in third-party distribution facility costs.

On domestic sales, our gross profit decreased $13.6 million to $540,000 for the three months ended March 31, 2008, from $14.2 million for the three months ended March 31, 2007. Our gross margin decreased 25.6% to 9.8% for the three month ended March 31, 2008, from 35.5% for the three months ended March 31, 2007.  This decrease in gross margin was mainly the result of a change in product mix sold (7.3% increase in costs as a percentage of domestic net sales), costs associated with the opening of the representative office in China (2.2% increase in costs as a percentage of domestic net sales), costs associated with the third-party distribution facility in San Pedro, California (4.4% increase in costs as a percentage of domestic net sales) and an increase in inventory reserves (8.9% increase as a percentage of domestic net sales).

On international sales, our gross profit decreased $1.0 million to $2.3 million for the three months ended March 31, 2008, from $3.3 million for the three months ended March 31, 2007.  Our gross margin decreased 4.8% to 30.0% for the three months ended March 31, 2008, from 34.8% for the three months ended March 31, 2007.  This decrease in gross margin was attributable to an increase in sourcing office costs (2.3% increase in costs as a percentage of international net sales) and costs associated with the third-party distribution facility in Belgium (2.2% increase in costs as a percentage of international net sales).

Sales and marketing expense.    Sales and marketing expense, excluding commissions, payroll and payroll related expenses, and stock-based compensation expense, increased $878,000 to $1.9 million for the three months ended March 31, 2008, from $1.0 million for the three months ended March 31, 2007, as a result of the overall increase in our marketing efforts to promote our HEELYS-wheeled footwear and brand image; offset by a decrease in our co-op marketing costs. Because the spring/summer season is traditionally a slow selling season historically we have limited our consumer advertising during the first quarter.  However, during the first quarter of 2008, we ran several television advertising campaigns which included one new commercial resulting in the recognition of production costs.  In total there was an increase of approximately $889,000 of consumer advertising related expenses in the first quarter of 2008, when compared to the first quarter of 2007.  Through cooperative advertising programs, we reimburse our domestic retail customers for certain of their costs of advertising our products.  We record these costs in selling and marketing expense at the point in time when we are obligated to our customers for the costs, which is when the related revenues are recognized. Cooperative marketing related costs decreased $233,000 from $381,000 for the three months ended March 31, 2007, to $148,000 for the three months ended March 31, 2008, mainly as a result of the decrease in our domestic sales. Sales commissions decreased $1.0 million from $1.2 million to $200,000 as a result of the decrease in domestic net sales.  Payroll and payroll related expense increased $48,000 as a result in changes in the composition of our selling and marketing related staff. Stock-based compensation expense decreased $118,000, mainly as a result of forfeiture of stock option awards by employees that are no longer employed by us.

General and administrative expense.    General and administrative expense increased $391,000 to $2.8 million for the three months ended March 31, 2008, from $2.4 million for the three months ended March 31, 2007.  Legal and professional fees incurred to enforce and protect our intellectual property increased $213,000 to $453,000 for the three months ended March 31, 2008, from $240,000 for the three months ended March 31, 2007.  Professional fees for accounting related services increased $114,000 to $375,000 for the three months ended March 31, 2008, from $261,000 for the three months ended March 31, 2007.  The increase in professional fees for accounting related services was directly related to the completion of the audit of our consolidated financial statements for the fiscal year ended December 31, 2007 and the increased reporting and compliance requirements as a result of the Sarbanes-Oxley Act.  We were first required to comply with the Sarbanes-Oxley Act for the fiscal year ended December 31, 2007.  Legal fees for general corporate matters increased $126,000 to $197,000 for the three months ended March 31, 2008, from $71,000 for the three months ended March 31, 2007.  The increase in legal fees was the result of fees incurred as a result of the lawsuits filed in the second half of 2007 in connection with our initial public offering as well as an increase in fees incurred related to general corporate matters.  Effective February 1, 2008, our then Chief Executive Officer resigned and we engaged the services of an executive search firm to identify a replacement.  During the first quarter of 2008, we incurred $129,000 directly related to this search.  Additionally, we entered into an agreement with one of our directors to act as our interim Chief Executive Officer. We pay this individual a monthly fee for his services and during the first quarter of 2008, we recognized $82,000 of related fees.  During the first quarter of 2008, we opened a new sales and marketing office in Belgium to focus on expanding our international opportunities by working more closely with our distributors, establishing relationships with distributors in new international markets and, in selective markets, selling our products direct to retail customers. In connection with the opening of this office we incurred $62,000 of professional fees for legal and accounting services.  These increases in general and administrative expenses were offset by a $294,000 decrease in general liability related insurance expense which decreased from $453,000 for the three months ended March 31, 2007, to $159,000 for the three months ended March 31, 2008.  Our liability insurance costs are based upon the value of inventory shipped as well as gross sales for the period and therefore decreased in relation to the decrease in sales.

Severance.  Effective February 1, 2008, our then Chief Executive Officer (“CEO”) resigned.  In connection with his resignation, we entered into a severance agreement with our former CEO pursuant to which he is entitled to receive approximately $470,000, payable in ten semi-monthly installments of approximately $17,000 beginning six months after the effective date of the severance agreement, followed by one lump sum payment of $300,000 payable in January 2009 and up to 14 months of reimbursements for health and life insurance (estimated cost at February 1, 2008 of $16,000). We recognized 100% of this liability and the related severance cost on February 1, 2008.  If an event or circumstances occurs that discharges or removes our responsibility to settle this liability with our former CEO, the liability and related costs will be reversed.  In addition, our former CEO agreed to perform certain consulting services for us for one year with no additional monetary compensation.  During the term of this consulting relationship, options granted to the former CEO will continue to vest in accordance with the Heelys, Inc. 2006 Stock Incentive Plan.  On February 1, 2008, the Company recognized $207,000 in stock-based compensation expense, which is 100% of the related stock-based compensation for those stock options expected to vest during the term of the consulting arrangement.

Operating income (loss).    As a result of the above factors, operating income decreased $15.5 million to a loss from operations of $3.3 million for the three months ended March 31, 2008, from income from operations of $12.2 million for the three months ended March 31, 2007.

Other income.   Other income was $755,000 for the three months ended March 31, 2008, which was mainly attributable to $750,000 of other income recognized in connection with an agreement we reached during the quarter to settle a pending patent and trademark lawsuit.

Income taxes.    We recognized an income tax benefit of $642,000  for the three months ended March 31, 2008, representing an effective income tax rate of 38.0%, compared to income tax expense of $4.6 million for the three months ended March 31, 2007, representing an effective income tax rate of 35.4%.  We currently expect our effective tax rate to be approximately 38.0% for the fiscal year ending December 31, 2008. The effective tax rate differs from the federal statutory rate of 35% primarily because of state income tax expense.

Net income (loss).    As a result of the above factors, we had a net loss of $1.0 million for the three months ended March 31, 2008, compared to net income of $8.5 million for the three months ended March 31, 2007.

Liquidity and Capital Resources

Our primary cash need is for working capital, which we generally finance with cash flow from operating activities. In December 2006, we completed an initial public offering of our common stock. The net proceeds to us were approximately $58.8 million, after deducting an aggregate of $4.6 million in underwriting discounts and commissions and $2.2 million in other expenses incurred in connection with the offering. We used $8.5 million of these proceeds to repay amounts outstanding under our revolving credit facility in 2006, and $28.5 million for the payment of income taxes. We intend to use the remaining proceeds to fund infrastructure improvements, including expanding and upgrading our information technology systems; acquire complementary companies or products; hire new employees; fund marketing and advertising programs and product development; expand our international operations; and for other general corporate and working capital needs.

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

        The table below sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Three Months Ended March 31,
	2007	2008
	(in thousands)
Cash and cash equivalents at beginning of period	$54,184	$98,771
Cash provided by operating activities	16,549	2,220
Cash used in investing activities	(456)	(172)
Cash (used in) provided by financing activities	(1,195)	6
Effect of exchange rate changes on cash and cash equivalents	—	13
Cash and cash equivalents at end of period	$69,082	$100,838

Cash flow from operating activities consists primarily of net income (loss) adjusted for certain non-cash items including depreciation and amortization, deferred income taxes, stock-based compensation expense, tax impact of stock-based compensation awards and the effect of changes in operating assets and liabilities, principally accounts receivable, inventory, accounts payable and accrued expenses.

For the three months ended March 31, 2008, cash provided by operating activities was $2.2 million compared to $16.5 million for the three months ended March 31, 2007.  Cash provided by operating activities for the three months ended March 31, 2008, was primarily related to net loss of $1.0 million adjusted for non-cash items including deprecation and amortization expense of $150,000, stock-based compensation expense of $457,000 (including $207,000 recognized in connection with the resignation of our former CEO effective February 1, 2008), a $238,000 increase in net deferred income tax benefits, and a $2.9 million decrease in net working capital.  The decrease in net working capital was primarily due to:

$4.5 million decrease in operating assets:

•      $2.9 million decrease in accounts receivable; offset by a $814,000 decrease in allowances for a net decrease of $2.1 million. The decrease in accounts receivable and allowances was mainly due to the decrease in sales during the quarter.

•      $2.8 million decrease in inventory, net of increase in reserves of $507,000.  The decrease in inventory is in response to decreased sales and decreased purchases during the slower spring/summer selling season.

•      $382,000 increase in income tax receivable due to recorded income tax benefit, net of deferred benefit, for the three months ended March 31, 2008.

•      $111,000 decrease in prepaid assets and other current assets which is the result of a $366,000 increase in prepaid assets which is mainly attributable to the $477,000 payment made on March 31, 2008 in connection with the agreements entered into with German distributor to terminated distribution rights; offset by a $255,000 decrease in prepaid insurance.

$1.6 million decrease in operating liabilities:

•      $1.2 million decrease in accrued expenses (excluding accrued severance) mainly due to timing.

•      $865,000 decrease in income taxes payable primarily the result of the payment of taxes due to the State of California.

•      $483,000 increase in accrued severance resulting from the resignation of former Chief Executive Officer effective February 1, 2008.

•      $22,000 net increase in accounts payable, commissions payable and accrued bonuses mainly due to timing.

Investing activities relate primarily to investments in intangible assets and capital expenditures. Investments in intangible assets are amounts we capitalize related to our patents and trademarks. Capital expenditures are primarily related to leasehold improvements, furniture and fixtures, computer equipment, warehouse equipment and product molds and designs.  Cash used in investing activities decreased $284,000 to $172,000 for the three months ended March 31, 2008, from $456,000 for the three months ended March 31, 2007.  Cash used during the three months ended March 31, 2007 was mainly due to the leasehold improvements to our offices in Carrollton, Texas to expand our office space and for purchases of office equipment and furniture and fixtures to accommodate increased headcount.  Cash used during the three months ended March 31, 2008 was mainly attributable to the opening of our offices in China and Belgium.

For the three months ended March 31, 2008, net cash provided by financing activities was $6,000 compared to cash used in financing activities of $1.2 million for the three months ended March 31, 2007.  The $6,000 cash provided by financing activities for the three months ended March 31, 2008 was due to stock option exercises.  For the three months ended March 31, 2007, net cash used in financing activities was primarily the result of the payment of $1.1 million of liabilities incurred in connection with our initial public offering, which we closed in December 2006, and principal payments on our promissory notes of $211,000; offset by $22,000 in cash provided by the exercise of stock options.

We believe that our cash flow from operating activities, together with the remaining net proceeds from the initial public offering of our common stock, will be sufficient to meet our liquidity needs and capital expenditure requirements for at least the next 12 months.

Revolving Credit Facility — In August 2004, the Company entered into a $3,000,000 revolving credit facility with a predecessor of JPMorgan Chase Bank, N.A. In August 2006, the Company amended this revolving credit facility, increasing the maximum amount available to $25.0 million. In December 2006, all amounts outstanding under this revolving credit facility were repaid with a portion of the proceeds from the Company’s initial public offering. The maximum amount available under this revolving credit facility decreased to $10.0 million on January 1, 2007. On February 7, 2007, the Company amended the revolving credit facility to (a) decrease the maximum amount available to $2.0 million, (b) eliminate the 0.25% non-usage fee and (c) eliminate other terms, including terms requiring the Company to provide monthly reports regarding the Company’s inventory and accounts receivable. The revolving credit facility expired on June 30, 2007. Borrowings were subject to certain limitations, primarily based upon 85% of eligible accounts receivable and 50% of eligible inventory not to exceed the amount advanced on eligible accounts receivable. Indebtedness under the revolving credit facility bore interest at a floating rate of interest based on either the prime rate quoted by JPMorgan Chase Bank, N.A. or an adjusted LIBOR rate. Accounts receivable and inventory were pledged as collateral and the Company was subject to compliance with certain covenants, including minimum levels of net worth and minimum interest coverage ratios. The Company was not permitted to pay dividends or make distributions.

In September 2007, the Company entered into a $2,000,000 revolving credit facility with JPMorgan Chase Bank, N.A. which expires June 30, 2009. Indebtedness under this revolving credit facility bears interest at a floating rate of interest based on either the prime rate quoted by JPMorgan Chase Bank, N.A. or an adjusted LIBOR rate. This revolving credit facility contains various restrictive covenants including (i) an obligation for the Company to maintain a tangible net worth of at least $75 million and (ii) a prohibition on the Company incurring any other indebtedness for borrowed money. The Company is also prohibited from creating or permitting any lien, encumbrances or other security interest on the Company’s accounts receivable or inventory. There were no borrowings under this revolving credit facility during the three months ended March 31, 2008.

An irrevocable standby letter of credit in the amount of $50,000 was outstanding in favor of the landlord for the Company’s corporate headquarters. The landlord could draw upon this letter of credit if the Company was in default under the lease. The letter of credit expired on March 1, 2008.

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

Contractual Obligations and Commercial Commitments

As of March 31, 2008, there were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Seasonality

Similar to other vendors of footwear products, sales of our products are subject to seasonality. There are three major buying seasons in footwear: spring/summer, back-to-school and holiday. Shipments for spring/summer take place during the first quarter and early weeks of the second quarter, shipments for back-to-school generally begin in May and finish in late August and shipments for the holiday season begin in October and finish in early December. Historically, we have experienced greater revenues in the second half of the year than those in the first half due to a concentration of shopping around the back-to-school and holiday seasons. In 2006, due to the growth of our business and the delays we experienced from our independent manufacturers, we experienced a higher percentage of net sales in the third quarter in comparison to the total year than we experienced in the past, as many orders were delayed from the second quarter to the third quarter, thereby causing the second quarter to be lower than normal and the third quarter to be higher than normal. In 2006, we estimate that approximately $20 million of net sales shifted from the second quarter to the third quarter due to late shipments. During 2007 we did not experience the same production delays, but instead experienced challenges related primarily to higher than expected inventory positions of product at many of our domestic accounts as weekly unit sales were lower than internal projections of many of our domestic retail customers, which had a significant adverse effect on our results for the second half of 2007. We believe that this was attributed to: (1) aggressive sell-through expectations of some of our domestic retailers going into the summer months and (2) retail softness in footwear and apparel. Certain of our major retailers are reluctant to place significant orders until their current inventory is reduced to their targeted levels. We also saw decreased prices on our products at certain of our retailers in the fourth quarter of 2007 and in the first quarter of 2008. These factors have led us to work closely with each of our key retail customers to assist them in managing their inventory and sell-through. This process typically includes providing marketing discretionary funds, rescheduling orders to later dates, accepting cancellations, increasing marketing, promotion and advertising support, and accepting returns. Although weather is a factor in our seasonality, it is difficult to measure its impact. Results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Vulnerability Due to Customer Concentration

For the three months ended March 31, 2008, Academy accounted for 14.0% of our total net sales.  For the three months ended March 31, 2007, Shiner Ltd. (our distributor in the United Kingdom), The Sports Authority and Finish Line represented 14.8%, 13.4% and 10.7% of our total net sales, respectively.  No other retail customer or independent distributor accounted for 10% or more of our net sales in any of these periods. We anticipate that our net sales may remain concentrated for the foreseeable future. If any of our significant retail customers or independent distributors decreases its purchases of our products or stops purchasing our products our net sales and results of operations could be adversely affected.

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

Revenue Recognition.    Revenues are recognized when merchandise is shipped and the customer takes title and assumes risk of loss, collection of relevant receivables are probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Title passes upon shipment or upon receipt by the customer depending on the agreement with the customer. Revenues are stated net of estimated returns and other allowances, including permitted returns of damaged or defective merchandise and marketing discretionary funds. Other allowances include funds for promotional and marketing activities and a volume-based incentive program. We base our estimates and judgments on historical experience and other various factors including customer communications, and analysis of relevant market information.

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

Inventory Write-Downs.    Our inventories are stated at the lower of cost or market. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the forecast of future demand and market conditions. If we estimate that the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we record a reserve against our inventory equal to the difference between the cost of the inventory and the estimated net realizable value. This reserve is recorded to cost of sales. If changes in market conditions result in reductions in the estimated net realizable value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination and record it to cost of sales.

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

Uncertain Tax Positions.     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Significant judgment is required in determining whether the recognition threshold has been met for recording an uncertain tax benefit and in determining the appropriate measurement of the uncertain benefit under FIN 48.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, (“SFAS 157”).  Effective January 1, 2008, the Company adopted SFAS 157.  In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of SFAS 157 for certain nonfinancial assets and liabilities, including fair value measurements under SFAS 141 and SFAS 142 of goodwill and other intangible assets, to fiscal years beginning after November 15, 2008.  Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of March 31, 2008, the Company did not hold any assets or liabilities that are required to be measured at fair value on a recurring basis, and therefore the adoption of the respective provisions of SFAS 157 did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. The Company adopted SFAS 159 effective January 1, 2008. Upon adoption, the Company did not elect the fair value option for any items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) revises the current accounting practices for business combinations. Significant changes as a result of issuance of SFAS 141(R) include a revised definition of a business, expensing of acquisition-related transaction costs, and a change in how acquirers measure consideration, identifiable assets, liabilities assumed and goodwill acquired in a business combination. SFAS 141(R) is effective for the Company on January 1, 2009, and will be applied prospectively to all business combinations subsequent to the effective date.

In December 2007, the FASB issued Statement No. 160, Noncontrolling interests in Consolidated Financial Statements–an amendment of ARB No. 51, (“SFAS 160”). SFAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect SFAS 160 to have a material impact on its financial position, cash flows or results of operations.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 requires enhanced disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how instruments and the related hedged items are accounted for under SFAS 133 and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company does not expect SFAS 161 to have a material impact on its financial position, cash flows or results of operations.

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

During the first quarter of 2008, we opened a new sales and marketing office in Belgium to focus on expanding our international opportunities by working more closely with our distributors, establishing relationships with distributors in new international markets and, in selective markets, selling our products direct to retail customers. We recently entered into agreements with two of our international distributors whereby we terminated their rights to distribute our products in their specified territories.  The agreement with our distributor for Germany and Austria was effective March 31, 2008, for distribution rights in Germany and Austria.  The agreement with our distributor for France, Monaco and Andorra was effective April 30, 2008, for distribution rights in France, Monaco and Andorra.  Our Belgium office took over the distribution of our products in Germany and Austria effective April 1, 2008 and in France, Monaco and Andorra effective May 1, 2008.  Effective April 1, 2008, our subsidiary Heeling Sports EMEA will be responsible for sales to our independent distributors in EMEA (Europe, Middle East and Africa).  Sales to our customers in Germany, Austria, France, Monaco and Andorra will be denominated in Euros.  Sales to our independent distributors in the other EMEA countries will be denominated in U.S. dollars.  Sales to our independent distributors in non-EMEA territories will continue to be processed at our office in Carrollton, Texas and denominated in U.S. dollars.  Payments are required to be made in the same currency as invoiced.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Management has conducted an evaluation, under the supervision and with the participation of the Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of March 31, 2008. Based on that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2008 were effective.

Inherent Limitations on Effectiveness of Controls. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

The Company, its former Chief Executive Officer, its Chief Financial Officer, and its directors who signed the Company’s registration statement filed with the Securities and Exchange Commission in connection with our December 7, 2006 initial public offering (the “IPO”)—along with Capital Southwest Corporation, Capital Southwest Venture Corporation and the underwriters for the IPO—are defendants in a lawsuit originally filed on August 27, 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Brian Rines, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased the Company’s common stock pursuant to or traceable to the IPO registration statement. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Four similar lawsuits were also filed in September and October 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Vulcan Lee, John Avila, Gerald Markey, and Robert Eiron on behalf of the same plaintiff class, making substantially similar allegations under Sections 11, 12, and 15 of the Securities Act of 1933, and seeking substantially similar damages. These lawsuits have been transferred to a single judge have been consolidated into a single action. An amended consolidated complaint was filed on March 11, 2008. Defendants’ responses to the amended consolidated complaint are due to be filed on May 12, 2008. Lead plaintiffs and lead counsel have been appointed. The amended complaint alleges that the prospectus used in connection with the IPO contained misstatements of material fact or omitted to state material facts necessary in order to make the statements made not misleading relating to among other allegations, safety concerns and injuries associated with the Company’s products and their alleged impact on demand, visibility into the Company’s sales channel and competition from knockoffs, in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and requests substantially similar damages and relief as previously requested. While the Company cannot predict the outcome of these matters, the Company believes that the plaintiffs’ claims are without merit, denies the allegations in the complaints, and the Company intends to vigorously defend the lawsuits. If any of these matters were successfully asserted against the Company, there could be a material adverse effect on the Company’s financial position, cash flows or results of operations.

On October 3, 2007 and October 24, 2007, in the United States District Court for the Northern District of Texas, Dallas Division, Jack Freeman and Brian Mossman, respectively brought shareholders’ derivative actions, for the Company’s benefit, as nominal defendant, against the Company’s former Chief Executive Officer, the Company’s former Director of Research and Development, the Company’s Chief Financial Officer, Senior Vice President and certain members of the Company’s board of directors and one of our former directors. The Company is a nominal defendant, and the complaints do not seek any damages against the Company. The complaints allege violations of Section 14(a) of the Securities Act of 1933 and breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named defendants. The complaints seek unspecified amounts of compensatory damages, voiding the election of the director defendants, as well as interest and costs, including legal fees from the defendants. The derivative claims have been transferred to a single judge and have been consolidated into a single derivative claim. An amended consolidated complaint making substantially similar allegations and claims for damages was filed on March 14, 2008. Defendants’ responses to the amended consolidated complaint are due to be filed on May 30, 2008.

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

Item 1A.      Risk Factors

Except as discussed below, there were no material changes from the risk factors previously disclosed in our Annual Report on Form10-K for the year ended December 31, 2007. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or results of operations.

Foreign currency fluctuations may affect our competitiveness and sales in certain foreign markets.

In selective international markets we have begun selling our products directly to retail customers.  The relative change in currency values may create fluctuations in our product pricing for potential international customers in these markets. These changes in foreign retail customer costs may result in lost orders and reduce the competitiveness of our products in certain foreign markets.

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

The net proceeds to us from the offering were approximately $58.8 million, after deducting underwriting discounts and commissions and other expenses incurred in connection with the offering. As of March 31, 2008, we used $8.5 million of these proceeds in December 2006 to repay amounts outstanding under our revolving credit facility and $28.5 million for working capital purposes ($8.5 million in December 2006, $19.2 million during 2007 and $0.8 million during the first quarter of 2008). We intend to use the remaining proceeds to fund infrastructure improvements, including expanding and upgrading our information technology systems; acquire complementary companies or products; hire new employees; fund marketing and advertising programs and product development; expand our international operations; and for other general corporate and working capital needs.

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
10.1

Severance and General Release Agreement dated as of February 1, 2008, between Michael G. Staffaroni and Heeling Sports Limited (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 4, 2008).*

10.2

Settlement Agreement and Technology License Agreement dated as of March 11, 2008, between Heeling Sports Limited and Elan-Polo, Inc. (Application for confidential treatment for a portion of this document has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The copy of this document filed as an exhibit omits the confidential information subject to the confidentiality request. Omissions are designated by the symbol “**”. A complete version of this document has been filed separately with the Securities and Exchange Commission.)

10.3

Termination Agreement dated as of March 13, 2008, between Heeling Sports Limited and The Territory Distribution GmbH (the “Distributor”) and Achim Lippoth, a German individual and the sole owner of the Distributor. (Application for confidential treatment for a portion of this document has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The copy of this document filed as an exhibit omits the confidential information subject to the confidentiality request. Omissions are designated by the symbol “**”. A complete version of this document has been filed separately with the Securities and Exchange Commission.)

10.4

Consulting Agreement dated as of March 31, 2008, between Heeling Sports EMEA and The Sansean Group Limited. (Application for confidential treatment for a portion of this document has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The copy of this document filed as an exhibit omits the confidential information subject to the confidentiality request. Omissions are designated by the symbol “**”. A complete version of this document has been filed separately with the Securities and Exchange Commission.)

10.5

Consulting Agreement dated as of March 31, 2008, between Heeling Sports EMEA and Achim Lippoth, a German individual. (Application for confidential treatment for a portion of this document has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The copy of this document filed as an exhibit omits the confidential information subject to the confidentiality request. Omissions are designated by the symbol “**”. A complete version of this document has been filed separately with the Securities and Exchange Commission.)

10.6

Termination Agreement dated as of April 30, 2008, between Heeling Sports Limited and Trotwood Import/Export (the “Distributor”), Trotwood Investments Ltd., the sole owner of the Distributor (the “Shareholder”) and David Stanley and Margarete Stanley, the sole owners of the Shareholder.  (Application for confidential treatment for a portion of this document has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The copy of this document filed as an exhibit omits the confidential information subject to the confidentiality request. Omissions are designated by the symbol “**”. A complete version of this document has been filed separately with the Securities and Exchange Commission.)

10.7

Consulting Agreement dated as of April 30, 2008, between Heeling Sports EMEA and Trotwood Investments Ltd. represented by Margarete Stanley. (Application for confidential treatment for a portion of this document has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The copy of this document filed as an exhibit omits the confidential information subject to the confidentiality request. Omissions are designated by the symbol “**”. A complete version of this document has been filed separately with the Securities and Exchange Commission.)

10.8

Consulting Agreement dated as of April 30, 2008, between Heelys, Inc. and Patrick F. Hamner (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 2, 2008).*

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or a compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of
Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEELYS, INC.

Date: May 12, 2008	By:	/s/ Ralph T. Parks
Ralph T. Parks
Interim Chief Executive Officer

HEELYS, INC.

Date: May 12, 2008	By:	/s/ MICHAEL W. HESSONG
Michael W. Hessong
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
10.1

Severance and General Release Agreement dated as of February 1, 2008, between Michael G. Staffaroni and Heeling Sports Limited (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 4, 2008).*

10.2

Settlement Agreement and Technology License Agreement dated as of March 11, 2008, between Heeling Sports Limited and Elan-Polo, Inc. (Application for confidential treatment for a portion of this document has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The copy of this document filed as an exhibit omits the confidential information subject to the confidentiality request. Omissions are designated by the symbol “**”. A complete version of this document has been filed separately with the Securities and Exchange Commission.)

10.3

Termination Agreement dated as of March 13, 2008, between Heeling Sports Limited and The Territory Distribution GmbH (the “Distributor”) and Achim Lippoth, a German individual and the sole owner of the Distributor. Application for confidential treatment for a portion of this document has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The copy of this document filed as an exhibit omits the confidential information subject to the confidentiality request. Omissions are designated by the symbol “**”. A complete version of this document has been filed separately with the Securities and Exchange Commission.)

10.4

Consulting Agreement dated as of March 31, 2008, between Heeling Sports EMEA and The Sansean Group Limited. (Application for confidential treatment for a portion of this document has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The copy of this document filed as an exhibit omits the confidential information subject to the confidentiality request. Omissions are designated by the symbol “**”. A complete version of this document has been filed separately with the Securities and Exchange Commission.)

10.5

Consulting Agreement dated as of March 31, 2008, between Heeling Sports EMEA and Achim Lippoth, a German individual. (Application for confidential treatment for a portion of this document has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The copy of this document filed as an exhibit omits the confidential information subject to the confidentiality request. Omissions are designated by the symbol “**”. A complete version of this document has been filed separately with the Securities and Exchange Commission.)

10.6

Termination Agreement dated as of April 30, 2008, between Heeling Sports Limited and Trotwood Import/Export (the “Distributor”), Trotwood Investments Ltd., the sole owner of the Distributor (the “Shareholder”) and David Stanley and Margarete Stanley, the sole owners of the Shareholder. (Application for confidential treatment for a portion of this document has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The copy of this document filed as an exhibit omits the confidential information subject to the confidentiality request. Omissions are designated by the symbol “**”. A complete version of this document has been filed separately with the Securities and Exchange Commission.)

10.7

Consulting Agreement dated as of April 30, 2008, between Heeling Sports EMEA and Trotwood Investments Ltd. represented by Margarete Stanley. (Application for confidential treatment for a portion of this document has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The copy of this document filed as an exhibit omits the confidential information subject to the confidentiality request. Omissions are designated by the symbol “**”. A complete version of this document has been filed separately with the Securities and Exchange Commission.)

10.8

Consulting Agreement dated as of April 30, 2008, between Heelys, Inc. and Patrick F. Hamner (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 2, 2008).*

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or a compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of
Form 10-K.