Form 10-Q
period 2008-06-30
Heelys, Inc.
filed 2008-08-11
CIK 1373980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐     No   ☒

As of July 31, 2008, there were 27,323,762 shares of our common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management as well as management’s assumptions and beliefs. All statements, other than statements of historical fact, included in this report are forward-looking statements. Forward-looking statements are generally identified by the use of words such as “subject to,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “may,” “will,” “should,” “can,” the negatives thereof, variations thereon, similar expressions, or discussions of strategy. These forward-looking statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, and those set forth in Part II, “Item 1A. Risk Factors” of this report may affect our performance and results of operations.  Those risks, uncertainties and factors include, but are not limited to the fact that substantially all of our net sales are generated by one product, we may not be able to successfully introduce new product categories, our intellectual property may not restrict competing products that infringe on our patents from being sold, we are dependent upon independent manufacturers, continued changes in fashion trends and consumer preferences and general economic conditions, the outcome of lawsuits filed against us could have a material adverse effect on us and the other factors described in our filings with the Securities and Exchange Commission. Investors are urged to consider these risks, uncertainties and factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

Part I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

HEELYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	December 31, 2007	June 30, 2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$98,771	$96,764
Accounts receivable, net of allowances of $1,458 and $768 respectively	5,577	8,204
Inventories	14,969	19,202
Prepaid and other current assets	1,439	1,139
Income tax receivable	2,216	4,583
Deferred income tax benefits	2,382	682

Total current assets	125,354	130,574

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,094 and $1,227, respectively	923	1,074

PATENTS AND TRADEMARKS, net of accumulated amortization of $1,019 and $1,080, respectively	359	317

INTANGIBLE ASSETS, net of accumulated amortization of $0 and $66, respectively	—	1,766

GOODWILL	—	1,876

DEFERRED INCOME TAX BENEFITS, net of valuation allowance of $123 and $179, respectively	595	759

TOTAL ASSETS	$127,231	$136,366

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$306	$8,179
Accrued expenses	7,953	7,842
Commissions payable	13	121
Accrued severance	—	479
Income taxes payable	884	254

Total current liabilities	9,156	16,875

LONG TERM LIABILITIES:
Other long term liabilities	—	1,657

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 75,000,000 shares authorized; 27,074,856 shares issued and outstanding as of December 31, 2007 and 27,198,762 issued and outstanding as of June 30, 2008	27	27
Additional paid-in capital	61,783	62,983
Retained earnings	56,265	54,824
Accumulated other comprehensive income	—	—
Total stockholders’ equity	118,075	117,834

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$127,231	$136,366

See notes to condensed consolidated financial statements.

HEELYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

NET SALES	$74,310	$18,211	$123,738	$31,318

COST OF SALES	47,983	14,016	79,935	24,299

GROSS PROFIT	26,327	4,195	43,803	7,019

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Sales and marketing	3,915	2,203	6,724	4,805
General and administrative	3,334	3,173	5,764	5,959
Severance	—	—	—	693
Total selling, general and administrative expenses	7,249	5,376	12,488	11,457

INCOME (LOSS) FROM OPERATIONS	19,078	(1,181)	31,315	(4,438)

OTHER (INCOME) EXPENSE
Interest expense	15	—	23	—
Interest income	(749)	(490)	(1,523)	(1,303)
Other (income) expense	—	(269)	—	(1,024)
Exchange (gain) loss	—	(71)	—	(71)
Total other (income) expense	(734)	(830)	(1,500)	(2,398)
INCOME (LOSS) BEFORE INCOME TAXES	19,812	(351)	32,815	(2,040)

INCOME TAX EXPENSE (BENEFIT)	7,054	43	11,606	(599)

NET INCOME (LOSS)	$12,758	$(394)	$21,209	$(1,441)

EARNINGS (LOSS) PER SHARE:
Basic	$0.47	$(0.01)	$0.78	$(0.05)
Diluted	$0.45	$(0.01)	$0.75	$(0.05)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	27,055	27,193	27,050	27,134
Diluted	28,328	27,193	28,338	27,134

See notes to condensed consolidated financial statements.

HEELYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2007	2008

OPERATING ACTIVITIES:
Net income (loss)	$21,209	$(1,441)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	216	282
Deferred income tax benefits	(58)	1,536
Stock-based compensation expense	868	698
Excess tax benefit on stock-based compensation awards	(189)	—
Loss on disposal of property and equipment	15	20
Changes in operating assets and liabilities:
Accounts receivable	(4,314)	(2,627)
Inventory	(16,620)	(4,233)
Prepaid and other current assets	(741)	300
Accounts payable	2,249	7,873
Commissions payable	198	108
Accrued expenses and other long term liabilities	(1,271)	209
Income taxes payable (receivable), net	(835)	(2,997)
Net cash provided by (used in) operating activities	727	(272)

INVESTING ACTIVITIES:
Purchase of property and equipment	(697)	(307)
Increase in patents and trademarks	(140)	(35)
Acquisition of goodwill and intangible assets	—	(1,864)
Net cash used in investing activities	(837)	(2,206)

FINANCING ACTIVITIES:
Principal payments on short-term debt	(211)	—
Proceeds from exercise of stock options	81	501
Excess tax benefit on stock-based compensation awards	189	—
Costs related to initial public offering	(1,062)	—
Net cash (used in) provided by financing activities	(1,003)	501

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(30)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,113)	(2,007)

CASH AND CASH EQUIVALENTS, beginning of period	54,184	98,771

CASH AND CASH EQUIVALENTS, end of period	$53,071	$96,764

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6	$—
Income taxes	$12,500	$861
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Acquisition of goodwill and intangible assets included in accrued expenses and other long term liabilities	$—	$1,816

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

Basis Of Presentation — Unaudited Condensed Interim Consolidated Financial Information — The unaudited condensed consolidated balance sheet at June 30, 2008 and December 31, 2007, the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 and related footnotes have been prepared in accordance with the instructions to Form 10-Q, accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, the interim data includes all adjustments (consisting of only normally recurring adjustments) necessary for a fair statement of the results for the interim periods. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008. The December 31, 2007 condensed consolidated balance sheet information has been derived from the audited 2007 consolidated financial statements, but does not include all disclosures required for a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. For further information and additional significant accounting policies, please refer to our audited consolidated financial statements as of and for the year ended December 31, 2007 and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 17, 2008. The unaudited condensed interim consolidated financial information includes the accounts of Heelys, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Translation — The U.S. dollar is the Company’s reporting currency. Assets and liabilities of foreign operations which are denominated in a functional currency other than the United States dollar are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange during the applicable period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders’ equity. For the three and six months ended June 30, 2008, the impact from foreign currency translations has been immaterial. Prior to 2008, the Company did not have any foreign operations.

Foreign Currency Transactions — Gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in other income and expense in the period in which they occur. Net gain on foreign currency transactions was $71,000 for the three and six months ended June 30, 2008.  There were no gains or losses generated during the three and six months ended June 30, 2007.

Foreign Currency Remeasurement — For foreign operations whose records are not maintained in its functional currency we remeasure the financial statements into the functional currency before translation.  We use historical and current exchange rates in the remeasurement process depending on the nature of the account.  We recognize currently in income all exchange gains and losses from remeasurement of monetary assets and liabilities that are not denominated in the functional currency.

Accounts Receivable — Accounts receivable are stated net of allowances for estimated customer returns, marketing discretionary funds and doubtful accounts of $1.5 million and $768,000 at December 31, 2007 and June 30, 2008, respectively.

Recognition of Revenues — Revenues are recognized when merchandise is shipped, title passes to the customer, the customer assumes risk of loss, the collection of relevant receivables is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Title passes upon shipment or upon receipt by the customer depending on the agreement with the customer. The Company records reductions to revenue for estimated returns, including permitted returns of damaged or defective merchandise, and for all other allowances, in accordance with Emerging Issues Task Force Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product, at the time of revenue recognition. Changes to estimated allowances are reported in the period they are known. The Company recorded a net charge of $2.8 million and $16,000 during the three months ended June 30, 2007 and 2008, respectively.

For the six months ended June 30, 2007 the Company recorded a net charge of  $3.8 million and a $33,000 net benefit for the six months ended June 30, 2008.

Advertising Costs — Advertising production costs are expensed the first time the advertisement is run. Media (TV and print) placement costs are expensed in the month the advertising appears. Through cooperative advertising programs, the Company reimburses its retail customers for certain of their costs of advertising the Company’s products. The Company records these costs in selling and administrative expense at the point in time when it is obligated to its customers for the costs, which is when the related revenues are recognized. This obligation may arise prior to the related advertisement being run. Total advertising and promotion expenses were $1.2 million and $1.0 million during the three months ended June 30, 2007 and 2008, respectively, and $2.1 million and $2.8 million during the six months ended June 30, 2007 and 2008, respectively. Prepaid advertising and promotion expenses recorded as appropriate in prepaid and deferred expenses totaled $131,000 and $15,600 at December 31, 2007 and at June 30, 2008, respectively.

Shipping and Handling Costs — Shipping and handling costs are expensed as incurred and included in costs of sales. Shipping and handling costs included in cost of sales were $1.4 million and $912,000 during the three months ended June 30, 2007 and 2008, respectively, and $2.1 million and $1.5 million during the six months ended June 30, 2007 and 2008, respectively.  Shipping and handling costs billed to domestic customers are included in net sales in accordance with Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Handling Fees and Costs , and were $234,000 and $21,000 during the three months ended June 30, 2007 and 2008, respectively, and $394,000 and $43,000 during the six months ended June 30, 2007 and 2008, respectively.

Insurance — The Company’s insurance retention is $50,000 per claim. An estimated liability is provided for current pending claims and estimated incurred-but-not-reported claims due to this retention risk. An estimated liability in the amount of $167,000 as of December 31, 2007 and $162,000 as of June 30, 2008, is reflected in the balance sheet as an accrued expense.

Goodwill and Other Intangible Assets -  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and intangible assets with indefinite lives are not amortized but are instead measured for impairment at least annually, or when events indicate that an impairment exists. As required by SFAS 142, in the Company’s impairment tests for goodwill and other indefinite-lived intangible assets, the Company compares the estimated fair value of goodwill and other intangible assets to the carrying value. If the carrying value exceeds the Company’s estimate of fair value, the Company calculates impairment as the excess of the carrying value over the estimate of fair value. The Company’s estimates of fair value utilized in goodwill and other indefinite-lived intangible asset tests may be based upon a number of factors, including the Company’s assumptions about the expected future operating performance of their reporting units. The Company’s estimates may change in future periods due to, among other things, technological change, economic conditions, changes to the Company’s business operations or inability to meet business plans. Such changes may result in impairment charges recorded in future periods. Any impairment charge related to goodwill would be classified as a separate line item on the Company’s consolidated statement of operations for amounts necessary to reduce the carrying value of the asset to fair value.

Intangible assets that are determined to have definite lives, such as customer relationships, core technology, capitalized software, patents and non-compete agreements are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, the Company estimates the future undiscounted cash flows to be derived from the asset to determine whether or not a potential impairment exists. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over the estimate of its fair value.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Numerator—net income (loss) applicable to common stockholders	$12,758	$(394)	$21,209	$(1,441)
Denominator:
Weighted average common stock outstanding for basic earnings per share	27,055	27,193	27,050	27,134
Effect of dilutive securities:
Stock options	1,273	—	1,288	—
Adjusted weighted average common stock and assumed conversions for diluted earnings per share	28,328	27,193	28,338	27,134

Options to purchase approximately 1.8 million shares of common stock for the three and six months ended June 30, 2008, respectively, and 80,000 and 69,000 shares of common stock for the three and six months ended June 30, 2007, were not included in the computation of diluted net income (loss) per share because the effect of their inclusion would be anti-dilutive.

3.        RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, (“SFAS 157”). The Company adopted SFAS 157 effective January 1, 2008. In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157, (“FSP 157-2”), which delayed the effective date of SFAS 157 for certain nonfinancial assets and liabilities, including fair value measurements under SFAS 141 and SFAS 142 of goodwill and other intangible assets, to fiscal years beginning after November 15, 2008. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of June 30, 2008, the Company did not hold any assets or liabilities that are required to be measured at fair value on a recurring basis, and therefore the adoption of the respective provisions of SFAS 157 did not have a material impact on the Company’s condensed consolidated financial statements.

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

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS 162”). SFAS No. 162 is effective for the Company sixty days following the Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles,” which is expected to occur during the fourth quarter of fiscal 2008. The Company does not expect SFAS 162 to have a material impact on its financial position, cash flows or results of operations.

4.     SIGNIFICANT CUSTOMERS

Customers of the Company consist primarily of domestic retail stores and international independent distributors. During the second quarter of 2008, the Company began to sell directly to retail customers in certain European countries. The customers, individually or considered as a group under common ownership, which accounted for greater than 10% of accounts receivable or 10% of net sales during the periods reflected were as follows:

			Net Sales		Net Sales
	Accounts Receivable		Three Months Ended		Six Months Ended
	December 31,	June 30,	June 30,		June 30,
	2007	2008	2007	2008	2007	2008
Finish Line	—%	—%	17%	—%	15%	—%
Journeys	—	—	14	4	11	5
The Sports Authority	7	5	8	5	10	3
Customer A	23	18	—	9	—	6
Customer B	—	12	—	8	—	6
Customer C	11	7	3	3	4	3
Customer D	12	7	4	4	3	8
Customer E	19	2	—	1	—	1
Customer F	—	—	—	10	—	9

5.    ACCRUED EXPENSES & OTHER LONG TERM LIABILITIES

Accrued expenses consisted of the following (in thousands):

	December 31, 2007	June 30, 2008
Inventory received but not invoiced	$—	1,199
Marketing costs	1,520	380
Customer prepayments	638	856
Credits due customers in excess of amounts owed	381	1,612
Estimated credits due customers for markdown and return allowances in excess of amounts owed	3,392	727
Liability insurance	172	162
Accrued sales tax payable	—	275
Professional fees	654	738
Payments due – termination of distributorship agreements	—	660
Loss on purchase commitment	617	236
Other	579	997
Total accrued expenses	$7,953	$7,842

Other long term liabilities consisted of the following (in thousands):

	December 31, 2007	June 30, 2008
Payments due – termination of distributorship agreements	$—	$1,657
Total other long term liabilities	$—	$1,657

Accrued expenses at December 31, 2007 included a $617,000 loss on purchase commitments related to inventory that was still being held by the manufacturers.  As of June 30, 2008, $217,000 remained of the loss on purchase commitment originally recorded at December 31, 2007.  During the three months ended June 30, 2008, the Company recorded an additional $19,000 loss on purchase commitments related to inventory that was still being held by the manufacturers.

Accrued expenses and other long-term liabilities at June 30, 2008, include payments due in connection with the termination of distributorship agreements as discussed in Note 8 and includes current amounts owed for net wholesale margin due the former distributors resulting from the fulfillment of acquired unshipped orders and amounts owed for the assets acquired as a result of the termination of the distributorship agreements.

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

The table below sets forth the significant components and activity under the severance agreement (in thousands):

	December 31, 2007	Charges	Cash Payments	June 30, 2008
Severance	$—	$470	$—	$470
Health and life insurance	—	16	(7)	9
Total	$—	$486	$(7)	$479

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

In September 2007, the Company entered into a $2,000,000 revolving credit facility with JPMorgan Chase Bank, N.A. which expires June 30, 2009. Indebtedness under this revolving credit facility bears interest at a floating rate of interest based on either the prime rate quoted by JPMorgan Chase Bank, N.A. or an adjusted LIBOR rate. This revolving credit facility contains various restrictive covenants including (i) an obligation for the Company to maintain a tangible net worth of at least $75 million and (ii) a prohibition on the Company incurring any other indebtedness for borrowed money. The Company is also prohibited from creating or permitting any lien, encumbrances or other security interest on the Company’s accounts receivable or inventory. There were no borrowings under this revolving credit facility during the six months ended June 30, 2008.

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

On October 29, 2007, the Company signed an operating lease for office space in Qingdao, China. This lease expires December 1, 2008 but includes two one-year extension options. The information in the table below does not include lease extensions. Payments under this lease agreement are made in the Chinese Yuan Renminbi. Future minimum payments, included in the table below, have been estimated using the currency exchange rate as of June 30, 2008.

Effective May 1, 2008, Heeling Sports EMEA entered into an operating lease for office and parking space in Brussels, Belgium for nine years with the option to terminate the lease at the end of each three year period. The information in the table below assumes that this lease will not be renewed after the initial three year period. Payments under this lease agreement are made in the Euro. Future minimum payments, included in the table below, have been estimated using the currency exchange rate as of June 30, 2008.

Effective April 1, 2008, Heeling Sports EMEA entered into an operating lease for office space in Munich, Germany for three years with an automatic renewal at the end of the initial three year lease unless six months notice is provided. The information in the table below does not include lease extensions. Payments under this lease agreement are made in Euro. Future minimum payments, included in the table below, have been estimated using the currency exchange rate as of June 30, 2008.

Effective May 1, 2008, Heeling Sports EMEA entered into an operating lease for office space in Annecy, France for nine years with the option to terminate the lease at the end of each three year period. The information in the table below assumes that this lease will not be renewed after the initial three year period. Payments under this lease agreement are made in Euro. Future minimum payments, included in the table below, have been estimated using the currency exchange rate as of June 30, 2008.

Third-Party Distribution Facilities (California) — On August 1, 2007, the Company entered into an agreement with a third-party distribution facility in San Pedro, California. The Company pays a fixed storage fee for approximately 16,000 square feet of dedicated floor space. Additionally, the Company pays this third-party distributor fees and charges for services including handling, transactional storage and processing. These fees and charges are activity based and therefore fluctuate and as a result related future obligations cannot be quantified. The information in the table below includes the fixed fee for the dedicated floor space but does not include the fluctuating fees and charges. The Company expensed $0 and $396,000, including rent for dedicated floor space, related to this third party distribution facility during the six months ended June 30, 2007 and 2008, respectively.  The Company expensed $0 and $132,000, including rent for dedicated floor space, related to this third party distribution facility during the three months ended June 30, 2007 and 2008, respectively.  These costs are included in cost of sales. This agreement expired on July 31, 2008.  The Company is continuing to lease floor space at, and uses the services of, this third-party distribution facility on a month-to-month basis.

Future minimum payments under the above leases and third-party distribution facility agreement are as follows (in thousands):

Years Ending December 31,
2008	$186
2009	302
2010	310
2011	243
2012	209
Thereafter	547
$1,797

 Rent expense was $65,000 and $162,000 for the three months ended June 30, 2007 and 2008, respectively, and $110,000 and $345,000 for the six months ended June 30, 2007 and 2008, respectively.

Third-Party Distribution Facilities (Belgium) — In addition to the third-party distribution facility in San Pedro, California, the Company uses a third-party distribution facility in Belgium. The Company pays this third-party distributor fees and charges for services including handling, processing and packing materials. These fees and charges are activity based and therefore fluctuate and as a result related future obligations cannot be quantified. This agreement is for one year with automatic one year renewal terms. The Company expensed $1,000 and $482,000 related to this third-party distribution facility during the six months ended June 30, 2007 and 2008, respectively and $0 and $362,000 related to this third-party distribution facility during the three months ended June 30, 2007 and 2008, respectively.  These costs are included in cost of sales.

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

Termination of  Distributorship Agreements — Effective March 31, 2008, the Company entered into agreements to terminate its current arrangement regarding the distribution of Heelys-branded footwear and products in Germany and Austria, allowing the Company, through its Belgian subsidiary, to market its products directly in such countries. This included a Termination Agreement (the “Termination Agreement”) among the Company, The Territory Distribution GmbH (the “Distributor”), and Achim Lippoth, the sole owner of the Distributor (“Lippoth”), pursuant to which, among other things, a prior Distributor Agreement between the Company and the Distributor was terminated, the Company agreed to purchase from the Distributor all of the Distributor’s inventory of unsold Heelys products and other specified assets for the Distributor’s cost, the Company agreed to purchase from the Distributor all of the unshipped orders for Heelys products on the Distributor’s order book as of March 31, 2008 for a price equal to the Distributor’s net wholesale margin on such unshipped orders (which is to be paid on or before the end of the month following the Company’s receipt of payment for the Heelys products shipped in response to such unshipped orders), and the Distributor and Lippoth agreed, until March 31, 2010, not to compete with the Company relating to the Company’s products anywhere in the world. In connection with the Termination Agreement the Company’s Belgian subsidiary entered into two consulting agreements, one with The Sansean Group Limited (“Sansean”), and one with Lippoth, pursuant to which, among other things, Sansean and Lippoth agreed to perform certain consulting services and the Company’s Belgian subsidiary agreed to pay Sansean and Lippoth consulting fees as set forth in their respective consulting agreements. Payments under these agreements are to be made in Euro.

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

The primary assets acquired as a result of the termination of these distributorship agreements were the customer relationships and goodwill. In addition, both of these former distributors agreed to not compete with the Company for a limited period of time.  The fair value of the acquired assets was based upon the amount at which the assets could be bought or sold in a current transaction between willing parties. As a result, the Company recorded goodwill and intangibles (including acquired customer relationships and non-compete agreements) in the amount of $3.7 million.  The purchase price allocation is preliminary and subject to change based upon the finalization of the determination of the fair value of these acquired assets.  As of June 30, 2008, the Company paid $1.9 million for these acquired assets with the balance of $1.8 million to be paid out over time in accordance with the terms of the agreements.

                Legal Proceedings — The Company, its former Chief Executive Officer, its former Chief Financial Officer, and its directors who signed the Company’s registration statement filed with the Securities and Exchange Commission in connection with our December 7, 2006 initial public offering (the “IPO”)—along with Capital Southwest Corporation, Capital Southwest Venture Corporation and the underwriters for the IPO—are defendants in a lawsuit originally filed on August 27, 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Brian Rines, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased the Company’s common stock pursuant to or traceable to the IPO registration statement. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Four similar lawsuits were also filed in September and October 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Vulcan Lee, John Avila, Gerald Markey, and Robert Eiron on behalf of the same plaintiff class, making substantially similar allegations under Sections 11, 12, and 15 of the Securities Act of 1933, and seeking substantially similar damages. These lawsuits have been transferred to a single judge and have been consolidated into a single action. Lead plaintiffs and lead counsel have been appointed. An amended consolidated complaint was filed on March 11, 2008. The amended complaint alleges that the prospectus used in connection with our IPO contained misstatements of material fact or omitted to state material facts necessary in order to make the statements made not misleading relating to among other allegations, safety concerns and injuries associated with our products and their alleged impact on demand, visibility into our sales channel and competition from knockoffs, in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and requests substantially similar damages and relief as previously mentioned. Defendants’ filed motions to dismiss the amended consolidated complaint on May 12, 2008.  Briefing on the motions will be completed on August 11, 2008.  While the Company cannot predict the outcome of these matters, the Company believes that the plaintiffs’ claims are without merit, denies the allegations in the complaints, and the Company intends to vigorously defend the lawsuits. If any of these matters were successfully asserted against the Company, there could be a material adverse effect on the Company’s financial position, cash flows or results of operations.

                On October 3, 2007 and October 24, 2007, in the United States District Court for the Northern District of Texas, Dallas Division, Jack Freeman and Brian Mossman, respectively brought shareholders’ derivative actions, for the Company’s benefit, as nominal defendant, against the Company’s former Chief Executive Officer, the Company’s former Director of Research and Development, the Company’s former Chief Financial Officer, Senior Vice President and certain members of the Company’s board of directors and one of our former directors. The Company is a nominal defendant, and the complaints do not seek any damages against the Company. The complaints allege violations of Sections 11, 12(a)(2), and 14(a) of the Securities Act of 1933 and breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named defendants. The complaints seek unspecified amounts of compensatory damages, voiding the election of the director defendants, as well as interest and costs, including legal fees from the defendants. The Company is a nominal defendant, and the complaint does not seek any damages against the Company; however, the Company may have indemnification obligations to one or more of the defendants under the Company organizational documents.  The derivative claims have been transferred to a single judge and have been consolidated into a single derivative claim. An amended consolidated complaint making substantially similar allegations and claims for damages was filed on March 14, 2008. Defendants filed motions to dismiss the amended complaint and motions to stay the lawsuit on June 13, 2008.  Briefing on the motions was completed on August 4, 2008.

                The Company, its former Chief Executive Officer, its former Chief Financial Officer, and its directors who signed the Company’s registration statement filed with the Securities and Exchange Commission in connection with our December 7, 2006 initial public offering (the

“IPO”)—along with Capital Southwest Corporation, Capital Southwest Venture Corporation and the underwriters for the IPO—are defendants in a lawsuit originally filed on May 16, 2008 by individual shareholder Carl Dick in the County Court of Law No. 1, Dallas County, Texas.  This lawsuit asserts claims that are substantially similar to those asserted in the consolidated class action described above.  Plaintiff alleges that he purchased over 600,000 shares of Heelys for approximately $17.4 million, which he seeks to recover plus interest, costs, and attorney fees.  Plaintiff claims to have sold his stock for a loss of approximately $11 million.  The petition alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and Sections 33(A), (C), and (F) of the Texas Securities Act.   Defendants filed special exceptions to Plaintiff’s petition on July 14, 2008 seeking to have all claims dismissed.  Defendants also filed motions to stay all discovery. A hearing on Defendants’ special exceptions and motions is currently scheduled for September 4, 2008.  While the Company cannot predict the outcome of this matter, the Company believes that the plaintiff’s claims are without merit, denies the allegations in the complaints, and the Company intends to vigorously defend the lawsuits. If this matter were successfully asserted against the Company, there could be a material adverse effect on the Company’s financial position, cash flows or results of operations.

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

9.        INCOME TAXES

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”). The Company adopted the provisions of FIN 48 effective January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company reported state income tax liabilities under the principles of FIN 48 during the fourth quarter of 2007. There has been no material changes related to uncertain tax positions during the six months ended June 30, 2008.

Tax years 2004 through 2007 are subject to examination by the taxing authorities. The Company’s 2006 federal income tax return is currently in the process of being examined. There are no other income tax examinations currently in process.

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

The Company operates through Heeling Sports Limited, a Texas limited partnership, and as such is subject to Texas franchise taxes on gross margin sourced to the State of Texas. In addition, because the Company currently holds inventory in a third-party distribution facility in San Pedro, California, the Company has tax filing responsibilities in that state. In February 2008, the Company formed a subsidiary in Belgium to function as the headquarters for European sales operations. The Company will be subject to tax in Belgium in 2008 and future periods.  Increased activities in foreign jurisdictions or the formation of foreign subsidiaries could cause the Company to be liable for income taxes in additional foreign jurisdictions.

10.   STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2008, additional paid-in capital increased by $1.2 million. Of this increase, $698,000 resulted from the recording of non-cash stock-based compensation expense, including $207,000 recognized in connection with severance for the Company’s former CEO, and $502,000 resulted from the exercise of 123,906 stock options.

At the annual shareholders meeting on May 30, 2008, the shareholders approved an amendment to increase the maximum number of shares of common stock authorized for issuance under the 2006 Stock Incentive Plan by 700,000 to 2,972,725 shares. As of June 30, 2008, the Company had 1,082,041 shares available for issuance upon exercise of options that may be granted in the future.

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

In May 2008, the Company granted 28,500 incentive and 20,000 nonqualified stock options at an exercise price of $4.39. The exercise price was equal to the closing trading price of the underlying common stock at the grant date. The options vest and become exercisable in four equal cumulative installments on each successive anniversary date of the grant and have a contractual term of ten years.

The Company computed the fair value of the options granted, using the Black-Scholes option pricing model and the following assumptions:

Expected volatility	45.77%
Dividend yield	—
Risk-free interest rate	3.68%
Expected life (years)	6.25

 The Company estimated the volatility of the underlying common stock at the date of grant based on the historical volatility of the Company’s common stock as well as the historical volatility of comparable public companies.

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

11.          SEGMENT REPORTING

The Company designs, markets and distributes innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. The primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. Operating results are assessed based on geographic areas to make decisions about necessary resources and in assessing performance. Consequently, under the provisions of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information (“SFAS 131”), and based on the nature of the financial information that is received by the chief executive officer as chief operating decision maker, the Company has two reportable segments for financial statement purposes.  Each segment derives revenue from HEELYS-wheeled footwear, apparel and accessories.

	Three Months Ended June 30, 2007
	(in thousands)
	Domestic	International	Unallocated	Consolidated
Net Sales	$68,141	$6,169	$—	$74,310
Cost of Sales	43,916	3,951	116	47,983
Gross Profit (Loss)	24,225	2,218	(116)	26,327
Selling General and Administrative Expenses	4,971	49	2,229	7,249
Income (Loss) from Operations	19,254	2,169	(2,345)	19,078
Other (Income) Expense	—	—	(734)	(734)
Income (Loss) Before Income Taxes	19,254	2,169	(1,611)	19,812
Income Tax Expense (Benefit)	7,054	—	—	7,054
Net Income (Loss)	$12,200	$2,169	$(1,611)	$12,758

	Three Months Ended June 30, 2008
	(in thousands)
	Domestic	International	Unallocated	Consolidated
Net Sales	$8,207	$10,004	$—	$18,211
Cost of Sales	6,899	7,103	14	14,016
Gross Profit (Loss)	1,308	2,901	(14)	4,195
Selling General and Administrative Expenses	2,534	1,044	1,798	5,376
Income (Loss) from Operations	(1,226)	1,857	(1,812)	(1,181)
Other (Income) Expense	(4)	(67)	(759)	(830)
Income (Loss) Before Income Taxes	(1,222)	1,924	(1,053)	(351)
Income Tax Expense (Benefit)	(172)	215	—	43
Net Income (Loss)	$(1,050)	$1,709	$(1,053)	$(394)

	Six Months Ended June 30, 2007
	(in thousands)
	Domestic	International	Unallocated	Consolidated
Net Sales	$108,085	$15,653	$—	$123,738
Cost of Sales	69,567	10,133	235	79,935
Gross Profit (Loss)	38,518	5,520	(235)	43,803
Selling General and Administrative Expenses	8,610	98	3,780	12,488
Income (Loss) from Operations	29,908	5,422	(4,015)	31,315
Other (Income) Expense	—	—	(1,500)	(1,500)
Income (Loss) Before Income Taxes	29,908	5,422	(2,515)	32,815
Income Tax Expense (Benefit)	11,606	—	—	11,606
Net Income (Loss)	$18,302	$5,422	$(2,515)	$21,209

	Six Months Ended June 30, 2008
	(in thousands)
	Domestic	International	Unallocated	Consolidated
Net Sales	$13,693	$17,625	$—	$31,318
Cost of Sales	11,812	12,467	20	24,299
Gross Profit (Loss)	1,881	5,158	(20)	7,019
Selling General and Administrative Expenses	5,624	1,518	4,315	11,457
Income (Loss) from Operations	(3,743)	3,640	(4,335)	(4,438)
Other (Income) Expense	(4)	(67)	(2,327)	(2,398)
Income (Loss) Before Income Taxes	(3,739)	3,707	(2,008)	(2,040)
Income Tax Expense (Benefit)	(814)	215	—	(599)
Net Income (Loss)	$(2,925)	$3,492	$(2,008)	$(1,441)

	As of December 31, 2007
	(in thousands)
	Domestic	International	Eliminations	Consolidated
Total Assets	$127,231	$—	$—	$127,231
Accumulated Amortization & Depreciation	$2,113	$—	$—	$2,113

	As of June 30, 2008
	(in thousands)
	Domestic	International	Eliminations	Consolidated
Total Assets	$128,925	$11,302	$(3,861)	$136,366
Accumulated Amortization & Depreciation	$2,328	$45	$—	$2,373

The following costs are unallocated in the tables included above: payroll expenses for general and administrative employees, product development, stock based compensation expense, legal, accounting and professional fees,  intellectual property enforcement costs, interest income and expense.

12.          RELATED PARTY TRANSACTIONS

Effective as of April 30, 2008, the Company’s Senior Vice President resigned his position with the Company, and entered into a Consulting Agreement with the Company. The Consulting Agreement will terminate on June 30, 2010, unless terminated earlier or the parties agree to extend the term.  Under the Consulting Agreement, our former Senior Vice President (the “Consultant”) will provide the Company (i) consulting services relating to mergers and acquisitions, (ii) support services in connection with the prosecution or defense of any pending or future litigation, arbitration, business, or investigatory matter relating to the Company, and (iii) other services agreed upon by the parties. The primary compensation under the Consulting Agreement shall be (i) a fee for merger and acquisition services to be paid in 25 monthly installments of $10,780 per month beginning June 30, 2008, (ii) success fees more fully described in the Consulting Agreement and equal to varying percentages of the total value of certain mergers or acquisitions originated by the Consultant, (iii) a fee of $125 per hour (up to a maximum of $1,000 per day) for litigation support services rendered, and (iv) a fee of $125 per hour (up to a maximum of $1,000 per day for actual time billed) for services rendered for matters other than merger and acquisition services or litigation support. The Company will also reimburse the Consultant for his expenses incurred in connection with the performance of his services under the Consulting Agreement. The Company’s former Senior Vice President will continue to remain as a member of the Company’s Board of Directors. Options previously granted to the former Senior Vice President will continue to vest in accordance with the Heelys, Inc. 2006 Stock Incentive Plan so long as he is a member of the Company’s Board of Directors.

13.          LITIGATION SETTLEMENT

On March 13, 2008 Heeling Sports Limited (“HSL”), entered into a confidential Settlement Agreement (the “Settlement Agreement”) effective March 11, 2008 with Elan-Polo, Inc. (“Elan-Polo”) to settle the pending patent and trademark lawsuit Heeling Sports Limited v. Wal-Mart Stores, Inc., and Elan-Polo, Inc. , Civil Action No. 3:07-CV-1695 in the United States District Court for the Northern District of Texas, Dallas Division (the “Lawsuit”) . The Lawsuit was filed in connection with wheeled footwear made by Elan-Polo with a wheel both in the heel and in front of the heel (“Two-Wheel Shoe Skates”) that were sold exclusively at Wal-Mart under the brand name “Spinners.” Wal-Mart was previously dismissed from the Lawsuit. HSL and Elan-Polo filed a proposed Final Judgment with the court that provides, among other items, that Elan-Polo is prohibited from making or selling the Two-Wheel Shoe Skates without HSL’s prior written permission.

Pursuant to the Settlement Agreement, HSL and Elan-Polo agreed to, among other things, settle the Lawsuit and release any claims against the other party, Elan-Polo acknowledged the validity and enforceability of HSL’s patents, agreed not to contest the validity of such patents, and agreed not to seek any patent rights with respect to the Two-Wheel Shoe Skates that were the subject matter of the Company’s infringement claims.  Elan-Polo agreed to cease use of the “Spinners” logo and to never use any of HSL’s trademarks, including marks such as HEELYS, HEELIES, WHEELIES, WHEELYS, or any mark or logo that may be confusingly similar to any of HSL’s or the Company’s trademarks. Elan-Polo represented to HSL that 1,210,000 pairs of Two-Wheel Shoe Skates were manufactured on behalf of Elan-Polo in 2007, and that those were the only wheeled footwear that Elan-Polo had manufactured. Elan-Polo agreed to pay the Company an aggregate of $1,400,000 in connection with settling the Lawsuit, and such payments are to be made, as follows: $750,000 was paid upon execution of the Settlement Agreement, $250,000 was  paid in June of 2008 and $250,000 is required to be paid in February of 2009, and $150,000 is required to be paid in February 2010. In addition, if HSL and Elan-Polo agree to extend the Technology License Agreement, which was entered into in connection with the Settlement Agreement, for a fourth year, then Elan-Polo is required to pay HSL another $150,000.  Elan-Polo further agreed to indemnify, defend and hold harmless HSL and the Company against certain claims, losses and expenses.

As part of the settlement, HSL and Elan-Polo entered into a Technology License Agreement, pursuant to which Elan-Polo was granted a limited license to manufacture and sell only to certain approved mass-retailers located in the United States and Canada (the “Approved Retailers”) no more than 750,000 pairs of Two-Wheel Shoe Skates with non-removable wheels for the period ending March 10, 2009, no more than 750,000 pairs of Two-Wheel Shoe Skates with non-removable wheels for the one year period from March 11, 2009 through March 10, 2010, and no more than 150,000 pairs of such shoe skates for the one year period from March 11, 2010 through March 10, 2011.  With both parties agreement prior to March 10, 2011, Elan-Polo shall have the right to sell to the Approved Retailers no more than 150,000 pairs of Two-Wheel Shoe Skates with non-removable wheels during the one year period from March 11, 2011 through March 10, 2012.  Additionally, Elan-Polo agreed to assign all of its improvements or innovations related to any wheeled footwear to HSL during the pendency of the Technology License Agreement, and for a period thereafter.

In the Technology License Agreement, HSL granted Elan-Polo a license to explore interest from the Approved Retailers to place an order to purchase wheeled footwear with certain wheel configurations different from the Two-Wheel Shoe Skates with non-removable wheels, but no right to sell such wheeled footwear.

The Technology License Agreement provides Elan-Polo with a royalty free license each year to manufacture a certain number of pairs of the Two-Wheel Shoe Skates, after which a royalty is due as provided by the Technology License Agreement.  HSL can terminate the Technology License Agreement if Elan-Polo fails to pay the royalties due thereunder, or otherwise breaches the Technology License Agreement.  The Technology License Agreement remains in effect until March 10, 2011, unless extended by the Parties by agreement.

The Company recognized $250,000 and $1.0 million of income related to the Settlement Agreement during the three and six months ended June 30, 2008, respectively. This income is reported in other income. As of June 30, 2008, the Company has not  recognized any royalties in connection with the Technology License Agreement.

14.           SUBSEQUENT EVENTS

                On July 9, 2008, the Company announced the appointment of its Chief Financial Officer, effective July 7, 2008.  It is expected that the Company will enter into an employment agreement with the new Chief Financial Officer.

                On July 22, 2008, the Company entered into an employment agreement with its new Chief Executive Officer.  The employment agreement is effective as of July 17, 2008 and provides a term through December 31, 2009 that automatically renews for one year terms beginning on January 1, 2010 unless earlier terminated pursuant to the terms of the employment agreement.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a designer, marketer and distributor of innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. Our primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS-wheeled footwear allows the user to seamlessly transition from walking or running to skating by shifting weight to the heel. Users can transform HEELYS-wheeled footwear into street footwear by removing the wheel. For the six months ended June 30, 2007, approximately 98.5% of our net sales were derived from the sale of our HEELYS-wheeled footwear.  For the six months ended June 30, 2008, approximately 97.6% of our net sales were derived from the sale of our HEELYS-wheeled footwear.  We also sell branded accessories such as replacement wheels, helmets and other protective gear, and a limited variety of apparel items.

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

Although we initially focused on driving our domestic sales growth, we also established relationships with an independent distributor in Japan, South Korea and Southeast Asia. As a result, the sources of our international net sales were also largely concentrated and we were susceptible to region-specific factors, including competition from counterfeit, knockoff and infringing products in international markets. This concentration caused variability in our results of operations. Since that time, we have expanded our international distribution channels to mitigate this concentration.  Historically, our products have been sold to independent distributors with exclusive rights to specified international territories. During the first quarter of 2008, we opened an office in Belgium to focus on expanding our international opportunities by working more closely with our distributors, establishing relationships with distributors in new international markets and, in selective markets, selling our products direct to retail customers.  Effective as of March 31, 2008 and April 30, 2008, respectively, we entered into agreements with our distributor in Germany and Austria and our distributor in France, Monaco and Andorra whereby we terminated their rights to distribute our products in their specified territories.  Our Belgium office took over the distribution of our products in Germany and Austria effective April 1, 2008 and in France, Monaco and Andorra effective May 1, 2008.

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

Recent Developments

During the second half of  2007, we experienced challenges related primarily to higher than expected inventory positions of product at many of our domestic accounts as weekly unit sales were lower than internal projections of many of our domestic retail customers, which had a significant adverse effect on our results for the second half of 2007. We believe that this was attributed to: (1) aggressive sell-through expectations of some of our domestic retailers going into the summer months and (2) retail softness in footwear and apparel. Certain of our major retailers were reluctant to place significant fourth quarter 2007 orders until their current inventory was reduced to their targeted levels. We also saw decreased prices on our products at certain of our retailers in the fourth quarter of 2007 and the first half of 2008. These factors led us to work closely with each of our key retail customers to assist them in managing their inventory and sell-through. This included providing marketing discretionary funds, rescheduling orders to later dates, accepting cancellations, increasing marketing, promotion and advertising support, and accepting returns.  As a result of the decrease in net sales during the second half of 2007 and cancelled orders, our inventory position at 2007 year end and into the first half of 2008 was greater than we have historically seen.

While inventory levels at many of our domestic retailers decreased during the first half of 2008, we continued to see decreased retail prices on many of our products during a difficult footwear and apparel environment.  Many retailers were reluctant to place significant orders during the first half of 2008 which resulted in decreased sales.  As a result of the market conditions and our higher than normal inventory levels at the end of 2007 and into the first half of 2008, we sold product at discounted wholesale prices resulting in lower gross margins. In the second quarter of 2008, we began selling our new styles at more normalized gross margins. However, these margins were partially offset by approximately $600,000 of markdowns on aged inventory as well as an increase in distribution costs.

For the remainder of 2008, we expect to continue to see retail customers being more cautious when placing future orders and shifting toward shorter lead times. This trend has required us to take a more aggressive inventory position to be able to meet at-once orders. While we will continue to experience some rescheduled orders, cancellations and returns in the normal course of business, we do not anticipate, at this time, for those to be as significant as those we encountered during the past twelve months. Additionally, we will continue to provide marketing, promotional and advertising support to our retail customers to promote the sell-through of our products. We will actively monitor inventory levels at our retail customers in an effort to manage the balance between supply and demand in the retail channel.

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

Domestically, our products can be found in full-line sporting goods retailers, specialty apparel and footwear retailers, select department stores, family footwear stores and select online retailers.   For the six months ended June 30, 2008, 43.7% of our total net sales were derived from domestic retail customers.

Internationally, our products are sold to independent distributors with exclusive rights to specified territories, but we recently started distributing our products directly in Germany, Austria, France, Monaco and Andorra.  Currently, sales to our independent distributors are denominated in U.S. dollars.  During the first quarter of 2008, we opened a new sales and marketing office in Belgium to focus on expanding our international opportunities by working more closely with our distributors, establishing relationships with distributors in new international markets and, in selective markets, selling our products direct to retail customers. Effective as of March 31, 2008 and April 30, 2008, respectively, we entered into agreements with our distributor in Germany and Austria and our distributor in France, Monaco and Andorra whereby we terminated their rights to distribute our products in their specified territories.  Our Belgium office took over the distribution of our products in Germany and Austria effective April 1, 2008 and in France, Monaco and Andorra effective May 1, 2008.  Additionally, effective April 1, 2008, our subsidiary in Belgium will be responsible for sales to our independent distributors in EMEA (Europe, Middle East and Africa).  Sales to our customers in Germany, Austria, France, Monaco and Andorra will be denominated in Euro.  Sales to our independent distributors in the other EMEA countries will be denominated in U.S. dollars.  Sales to our independent distributors in non-EMEA territories will continue to be processed at our office in Carrollton, Texas and denominated in U.S. dollars.  Payments are required to be made in the same currency as invoiced.  No country, other than the United States, accounted for 10% or more of our net sales for the six months ended June 30, 2008.

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

We source all of our products and accessories from manufacturers located in China and Indonesia. Our product costs are largely driven by the prices we negotiate with our independent manufacturers. Each season, we negotiate a unit price for each model of HEELYS-wheeled footwear. Factors that influence these prices include raw materials and labor costs and foreign exchange rates. We believe that our sourcing model allows us to minimize our capital investment, retain the production flexibility, cost-effectiveness and scalability inherent in the use of independent manufacturers and focus our resources on developing new products and enhancing our HEELYS brand image.

Through December 31, 2007, we paid an independent sourcing agent a commission equal to a specified percentage of our per unit cost, with the percentage decreasing when our annual purchases exceed a predetermined unit volume threshold. In January 2008, we opened a representative office in Qingdao, China and terminated our consulting agreement with the independent sourcing agent. Our new office will serve multiple sourcing functions including quality control, price negotiation, logistics and product development. We believe our Qingdao office will help us improve our research and development efforts, enhance communication between us and our distribution and manufacturing partners and give us more direct control over the manufacturing and sourcing process. This new office is managed by our Vice President—Sourcing. Costs related to operating this office are included in cost of sales.

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

Income Taxes

We operate through Heeling Sports Limited, a Texas limited partnership, and as such are subject to Texas franchise taxes on gross margin sourced to the State of Texas. In addition, because we currently hold inventory in a third-party distribution facility in San Pedro, California, we have tax filing responsibilities in that state. In February 2008, the Company formed a subsidiary in Belgium to function as the headquarters for European sales operations. We will be subject to tax in Belgium in 2008 and future periods.  Increased activities in foreign jurisdictions or the formation of foreign subsidiaries could cause us to be liable for income taxes in additional foreign jurisdictions.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.6	77.0	64.6	77.6
Gross profit	35.4	23.0	35.4	22.4
Selling, general and administrative expenses
Sales and marketing	5.2	12.1	5.4	15.4
General and administrative	4.5	17.4	4.7	21.2
Total selling, general and administrative expenses	9.7	29.5	10.1	36.6
Income (loss) from operations	25.7	(6.5)	25.3	(14.2)
Other expense (income), net	(1.0)	(4.6)	(1.2)	(7.7)
Income (loss) before income taxes	26.7	(1.9)	26.5	(6.5)
Income tax (benefit)	9.5	0.3	9.4	(1.9)
Net income (loss)	17.2%	(2.2)%	17.1%	(4.6)%

Comparison of the Three Months Ended June 30, 2008 and Three Months Ended June 30, 2007

Net sales.    Net sales decreased $56.1 million, or 75.5% to $18.2 million for the three months ended June 30, 2008, from $74.3 million for the three months ended June 30, 2007. This decrease was primarily the result of lower unit sales of our HEELYS-wheeled footwear, which decreased by 1.8 million pairs, or 73.2%, to 668,000 pairs for the three months ended June 30, 2008, from 2.5 million pairs for the three months ended June 30, 2007. For the three months ended June 30, 2008, 45.1% of our net sales were derived from domestic retail customers, compared to 91.7% for the three months ended June 30, 2007.

Domestically, our net sales decreased $59.9 million, or 88.0%, to $8.2 million for the three months ended June 30, 2008, from $68.1 million for the three months ended June 30, 2007. This decrease was the result of lower unit sales of our HEELYS-wheeled footwear and decreased average sales price per unit sold.  Domestic unit sales decreased by 1.9 million pairs, or 84.9%, to 343,000 pairs for the three months ended June 30, 2008 from 2.3 million pairs for the three months ended June 30, 2007. We believe that the decrease in unit sales may be primarily due to the reluctance of many of our retail customers to place significant orders until their current inventory levels are reduced to targeted levels in addition to their cautious approach to plan inventories down due to the general softness in the retail industry. The decrease in our average sales price per unit during the quarter is a result of the decreased prices on our products at certain of our retailers and our increased inventory position at year-end and going into the first half of 2008.  Additionally, we have adjusted the selling price on certain of our products as we continue to manage our inventory levels.

Internationally, our net sales increased $3.8 million, or 62.1%, from $6.2 million for the three months ended June 30, 2007, to $10.0 million for the three months ended June 30, 2008.  This increase was the result of higher unit sales of our HEELYS-wheeled footwear and increased average sales price per unit sold.  Internationally unit sales increased 104,000 pairs, or 47.0%, to 325,000 pairs for the three months ended June 30, 2008, from 221,000 pairs for the three months ended June 30, 2007.   This increase in units sold is attributable to higher sales to  the Middle East, Switzerland, Germany and Denmark which were partially offset by lower volumes in the United Kingdom and Ireland.

Gross profit.    Gross profit decreased $22.1 million to $4.2 million for the three months ended June 30, 2008, from $26.3 million for the three months ended June 30, 2007. Our gross margin was 23.0% for the three months ended June 30, 2008 compared to 35.4% for the three months ended June 30, 2007. This decrease in gross margin is attributable to a reduction in average selling price domestically on select products in order to manage our inventory levels as well as to assist retailers in obtaining acceptable profit margins; an increase in our inventory reserve; and an increase in distribution facility costs.

On domestic sales, our gross profit decreased $22.9 million to $1.3 million for the three months ended June 30, 2008, from $24.2 million for the three months ended June 30, 2007. Our gross margin decreased to 15.9% for the three month ended June 30, 2008, from 35.6% for the three months ended June 30, 2007.  The decline in gross margin was primarily due to a reduction in the average wholesale selling price.  In addition, the gross margin declined due to an increase in inventory reserves for aged product in the amount of $392,000 and an increase in distribution facility costs.

On international sales, our gross profit increased $683,000 to $2.9 million for the three months ended June 30, 2008, from $2.2 million for the three months ended June 30, 2007.  Our gross margin decreased to 29.0% for the three months ended June 30, 2008, from 36.0% for the three months ended June 30, 2007.  This decrease in gross margin was primarily attributable to an increase in costs associated with the third-party distribution facility in Belgium.

Sales and marketing expense.    Sales and marketing expense, excluding commissions, payroll and payroll related expenses, and stock-based compensation expense, decreased $240,000 from $1.5 million for the three months ended June 30, 2007, to $1.3 million for the three months ended June 30, 2008, mainly due to a decrease of $344,000 in expenses incurred for point-of-purchase (“POP”) displays, a $118,000 decrease in cooperative marketing related costs; offset by a $118,000 increase in consumer advertising and related costs. Many of our retail customers have committed valuable floor space to Heelys branded POP displays. Through the use of these displays, we are able to present the Heelys brand message to consumers in a consistent manner and increase shelf space in retail customers’ locations. We built up our inventory of POP displays during 2007. We selectively determine which retailers are eligible to receive POP displays and in some instances customers use their earned cooperative marketing funds to offset the cost of the POP displays. Because of the lower sales during the first six months of 2008, there has been a decrease in earned cooperative marketing funds and as a result a decrease in the allocation of those funds by our retail customers for POP displays. Because of the decrease in allocated POP displays, we have not had to incur costs to replenish our inventory of these promotional displays.  Expenses incurred for POP displays decreased from $357,000 for the three months ended June 30,

2007, to $13,000 for the three months ended June 30, 2008.  Through cooperative advertising programs, we reimburse our domestic retail customers for certain of their costs of advertising our products in addition to the use of POP displays.  We record these costs in selling and marketing expense at the point in time when we are obligated to our customers for the costs, which is when the related revenues are recognized. Cooperative marketing related costs decreased from $165,000 for the three months ended June 30, 2007, to $47,000 for the three months ended June 30, 2008, mainly as a result of the decrease in our domestic sales. Our consumer and advertising related cost increased to $711,000 for the three months ended June 30, 2008, from $593,000 for the three months ended June 30, 2007.  We continue to promote our HEELYS-wheeled footwear and brand image through national television advertising campaigns.  During the first quarter of 2008, we ran several television advertising campaigns which included one new commercial resulting in the recognition of production costs which we were able to leverage off of during the second quarter of 2008 by reusing the same creative work product and as a result we did not incur the full cost of creating and filming new television commercials but were able to re-edit existing ones. Sales commissions decreased $1.7 million to $245,000 for the three months ended June 30, 2008, from $1.9 million for the three months ended June 30, 2007 as a result of the decrease in domestic net sales. Payroll and payroll related expense increased $240,000 to $645,000 for the three months ended June 30, 2008, from $405,000 for the three months ended June 30, 2007.  This increase was mainly the result of the opening of international sales offices in Germany and France ($293,000 increase in related expenses); offset by a $53,000 decrease in cost as a result in changes of the composition of our domestic selling and marketing related staff. Stock-based compensation expense decreased $26,000 from $89,000 for the three months ended June 30, 2007, to $63,000 for the three months ended June 30, 2008.

General and administrative expense.    General and administrative expense decreased $161,000 to $3.2 million for the three months ended June 30, 2008, from $3.3 million for the three months ended June 30, 2007.  Legal fees increased $305,000 to $360,000 for the three months ended June 30, 2008, from $56,000 for the three months ended June 30, 2007.  The increase in legal fees was mainly the result of fees incurred as a result of the lawsuits filed in connection with our initial public offering.  It is anticipated that the Company’s directors’ and officers’ insurance policy will cover most of the future legal fees related to these lawsuits after the Company has met the policy’s retention of $350,000.  Payroll and payroll related expense decreased $241,000 from $850,000 for the three months ended June 30, 2007, to $609,000 for the three months ended June 30, 2008 (payroll and payroll related expenses attributed to our domestic operations decreased $410,000 which was mainly the result of changes in the composition of our general and administrative related staff while internationally our payroll and payroll related expenses increased $169,000 directly as a result of the opening of our office in Belgium during the first quarter of 2008). During the three months ended June 30, 2007, we incurred $400,000 of costs in connection with the proposed (and subsequently withdrawn) secondary offering by certain of our stockholders in the second quarter of 2007.

Operating income (loss).    As a result of the above factors, operating income decreased $20.3 million to a loss from operations of $1.2 million for the three months ended June 30, 2008, from income from operations of $19.1 million for the three months ended June 30, 2007.

Other income (expense).   Other income was $269,000 for the three months ended June 30, 2008, which was mainly attributable to $250,000 of other income recognized in connection with an agreement we reached during the first quarter of 2008 to settle a pending patent and trademark lawsuit.

Income taxes.   We recognized income tax expense of $43,000 during the three months ended June 30, 2008.  We calculated the income tax expense for the quarter based on our actual year-to-date effective tax rate of 29.4%, as allowed by FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods, because we were not able to determine a reliable estimate of our expected annual effective tax rate.  The effective tax rate differs from the federal statutory rate of 35% primarily as a result of nondeductible stock option expense and a decrease in the state tax rate used to determine our deferred tax assets.  Income taxes were $7.1 million for the three months ended June 30, 2007, representing an effective income tax rate of 35.6%.

Net income (loss).    As a result of the above factors net income decreased $13.2 million from a $12.8 million net income for the three months ended June 30, 2007, to a $394,000 net loss for the three months ended June 30, 2008.

Comparison of the Six Months Ended June 30, 2008 and Six Months Ended June 30, 2007

Net sales.    Net sales decreased $92.4 million, or 74.7%, to $31.3 million for the six months ended June 30, 2008, from $123.7 million for the six months ended June 30, 2007. This decrease was primarily the result of lower unit sales of our HEELYS-wheeled footwear, which decreased by 3.0 million pairs, or 72.1%, to 1.2 million pairs for the six months ended June 30, 2008, from 4.2 million pairs for the six months ended June 30, 2007. For the six months ended June 30, 2008, 43.7% of our net sales were derived from domestic retail customers, compared to 87.3% for the six months ended June 30, 2007. Domestically, our net sales decreased $94.4 million, or 87.3%, to $13.7 million for the six months ended June 30, 2008 from $108.1 million for the six months ended June 30, 2007. This decrease was primarily the result of lower unit sales of our HEELYS-wheeled footwear, which decreased by 3.0 million pairs, or 84.2%, to 568,000 pairs for the six months ended June 30, 2008 from 3.6 million pairs for the six months ended June 30, 2007. Internationally, our net sales increased $2.0 million, or 12.6%, to $17.6 million for the six months ended June 30, 2008, compared to $15.7 million for the six months ended June 30, 2007.

Gross profit.    Gross profit decreased $36.8 million to $7.0 million for the six months ended June 30, 2008 from $43.8 million for the six months ended June 30, 2007. Our gross margin was 22.4% for the six months ended June 30, 2008 compared to 35.4% for the six months ended June 30, 2007. The decrease in gross margin was primarily due to a reduction in the domestic average wholesale selling price, a $765,000 increase in inventory reserves and a $669,000 increase in distribution facility costs.

Sales and marketing expense.    Sales and marketing expense, excluding commissions, payroll and payroll related expenses, and stock-based compensation expense, increased $547,000 to $3.1 million for the six months ended June 30, 2008, from $2.6 million for the six months ended June 30, 2007, mainly due to a $1.0 million increase in consumer advertising and related costs; offset by a $351,000 decrease in cooperative marketing related costs and a $323,000 decrease in expenses incurred for point-of-purchase (“POP”) displays. We continue to promote our HEELYS-wheeled footwear and brand image through national television advertising campaigns.  Historically we have limited our consumer advertising during the first quarter of the year.  However, during the first quarter of 2008, we ran several television advertising campaigns which included one new commercial resulting in the recognition of production costs. We were able to leverage off of our first quarter efforts during the second quarter by reusing the same creative work product and as a result we did not incur the full cost of creating and filming new television commercials but were able to re-edit existing ones. Consumer advertising and related costs for the six months ended June 30, 2008 was $1.6 million; compared to $603,000 for the six months ended June 30, 2007. Through cooperative advertising programs, we reimburse our domestic retail customers for certain of their costs of advertising our products.  Examples of cooperative marketing include POP display materials, television, radio, print, and web based advertising.  We record these costs in selling and marketing expense at the point in time when we are obligated to our customers for the costs, which is when the related revenues are recognized. Cooperative marketing related costs decreased from $546,000 for the six months ended June 30, 2007, to $195,000 for the six months ended June 30, 2008, mainly as a result of the decrease in our domestic sales. Expenses incurred for point-of-purchase displays decreased from $516,000 for the six months ended June 30, 2007, to $192,000 for the six months ended June 30, 2008.  Sales commissions decreased $2.7 million from $3.2 million for the six months ended June 30, 2007, to $445,000 for the six months ended June 30, 2008.  This decrease in commissions is a result of the decrease in domestic net sales. Payroll and payroll related expenses increased $329,000 to $1.1 million for the six months ended June 30, 2008, from $804,000 for the six months ended June 30, 2007. This increase was mainly the result of the opening of international sales offices in Germany and France ($293,000 increase in related expenses) and a $36,000 increase in cost as a result in changes in the composition of our domestic selling and marketing related staff. Stock-based compensation expense decreased $77,000 from $193,000 for the six months ended June 30, 2007, to $117,000 for the six months ended June 30, 2008.

General and administrative expense.    General and administrative expense increased $195,000 to $6.0 million for the six months ended June 30, 2008, from $5.8 million for the six months ended June 30, 2007.  Legal and professional fees for corporate matters increased $431,000 from $579,000 for the six months ended June 30, 2007, to $1.0 million for the six months ended June 30, 2008.  The increase in these legal fees was the result of fees incurred as a result of the lawsuits filed in connection with our initial public offering as well as an increase in fees incurred for general corporate matters. Other legal and professional fees increased $350,000 to $904,000 for the six months ended June 30, 2008, from $554,000 for the six months ended June 30, 2007 as we continue to enforce and protect our intellectual property.  During the first quarter of 2008, we entered into an agreement with one of our directors to act as our interim Chief Executive Officer. We paid this individual a monthly fee for his services and during the six months ended June 30, 2008, we recognized $141,000 of related fees. During the six months ended June 30, 2008, we recognized $199,000 of as a result of the services performed by the executive search firm we engaged to identify a replacement for our then Chief Executive Officer who resigned effective February 1, 2008. Payroll and payroll related expense decreased $260,000 to $1.3 million for the six months ended June 30, 2008, from $1.5 million for the six months ended June 30, 2007. Payroll and payroll related expenses attributed to our domestic operations decreased $578,000 which was mainly the result of changes in the composition of our general and administrative related staff.  Internationally, our payroll and payroll related expenses increased $318,000 mainly due to the opening of our international headquarters in Belgium during the first quarter of 2008. General liability related insurance expense decreased $291,000 from $963,000 for the six months ended June 30, 2007, to $672,000 for the six months ended June 30, 2008. This decrease is mainly related to those insurance policies that are based upon the value of inventory shipped as well as gross sales for the period and therefore decreased in relation to the decrease in sales. Stock-based compensation related costs decreased $226,000 from $562,000 for the six months ended June 30, 2007, to $336,000 for the six months ended June 30, 2008.  This decrease is due to the forfeiture of unvested stock option awards. During the six months ended June 30, 2007, we incurred $400,000 of costs in connection with the proposed (and subsequently withdrawn) secondary offering by certain of our stockholders in the second quarter of 2007.

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

Operating income (loss).    As a result of the above factors, operating income decreased $35.8 million to a loss from operations of $4.4 million for the six months ended June 30, 2008, from income from operations of $31.3 million for the six months ended June 30, 2007.

Other income (expense).   Other income was $1.0 million for the six months ended June 30, 2008, which was mainly attributable to other income recognized in connection with an agreement we reached during the first quarter of 2008 to settle a pending patent and trademark lawsuit.

Income taxes.    We recognized an income tax benefit of $599,000 for the six months ended June 30, 2008, representing an effective income tax rate of 29.4%, compared to income tax expense of $11.6 million for the six months ended June 30, 2007, representing an effective income tax rate of 35.4%.  The effective tax rate differs from the federal statutory rate of 35% primarily as a result of nondeductible stock option expense and a decrease in the state tax rate used to determine our deferred tax assets.

Net income (loss).    As a result of the above factors we reported a net loss of $1.4, million for the six months ended June 30, 2008 compared to a $21.2 million net income for the six months ended June 30, 2007.

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

The table below sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Six Months Ended June 30,
	2007	2008
	(in thousands)
Cash and cash equivalents at beginning of period	$54,184	$98,771
Cash provided by (used in) operating activities	727	(272)
Cash used in investing activities	(837)	(2,206)
Cash (used in) provided by financing activities	(1,003)	501
Effect of exchange rate changes on cash and cash equivalents	—	(30)
Cash and cash equivalents at end of period	$53,071	$96,764

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

For the six months ended June 30, 2008, cash used in operating activities was $272,000 compared to $727,000 provided by operating activities for the six months ended June 30, 2007.  Cash used in operating activities for the six months ended June 30, 2008, was primarily related to net loss of $1.4 million adjusted for non-cash items including deprecation and amortization expense of $282,000, stock-based compensation expense of $698,000 (including $207,000 recognized in connection with the resignation of our former CEO effective February 1, 2008), and a $1.4 million increase in net working capital.  The increase in net working capital was primarily due to:

$9.6 million net increase in operating assets:

•      $2.6 million increase in accounts receivable, net of allowances, which is comprised of an increase of $1.9 million in accounts receivable and a $734,000 decrease in allowances for marketing discretionary funds, cooperative advertising and doubtful accounts.  This increase was partially offset by a $44,000 increase in allowances for customer returns.  The decrease in accounts receivable and allowances was mainly due to the decrease in sales during the period.

•      $5.8 million increase in inventory and inventory in transit with a decrease in inventory returns and reserves of $1.6 million.  The increase in inventory was due to the Company’s strategy to maintain inventory to support retailers “at once” reorders as retailers continue to be cautious with their inventory levels resulting in fewer preorders and less lead time when orders are placed.

•      $3.0 million net increase in income tax receivable which is comprised of a $2.4 million increase to income taxes receivable and a decrease of $630,000 to income taxes payable.  The decrease in income taxes payable was the result of the payment of taxes due to the State of California; offset by estimated taxes due to Belgium.

•      $300,000 decrease in prepaid assets and other current assets which is the result of a $107,000 decrease in prepaid assets, a $439,000 decrease in prepaid insurance; offset by a $246,000 increase in other receivables.

$10.0 million net increase in operating liabilities:

•      $7.9 million increase in accounts payable primarily the result of timing related to inventory in transit.

•      $2.3 million increase in accrued expenses and other long term liabilities resulting from the termination of distributorship agreements.

•      $479,000 in accrued severance resulting from the resignation of former Chief Executive Officer effective February 1, 2008. Under the severance agreement, the former CEO is entitled to receive approximately $470,000, payable in ten semi-monthly installments of approximately $17,000 beginning six months after the date of the Severance Agreement, followed by one lump sum payment of $300,000 payable in January 2009 and up to 14 months of reimbursements for health and life insurance.

•      $663,000 decrease in accrued expenses (including commissions payable) mainly due to timing.

Investing activities generally relate to investments in capital expenditures and patents and trademarks. Capital expenditures are primarily related to leasehold improvements, furniture and fixtures, computer equipment, warehouse equipment and product molds and designs.  Cash used in investing activities increased $1.4 million from $837,000 for the six months ended June 30, 2007, to $2.2 million for the six months ended June 30, 2008. This increased use of cash during the six months ended June 30, 2008 was primarily the result of the termination of distributorship agreements during the period.   Effective March 31, 2008 and April 30, 2008, we entered into agreements to terminate our current arrangements regarding the distribution of Heelys-branded footwear and products in the Germany and Austria territories and  in the France, Monaco and Andorra territories, respectively, allowing us, through our Belgian subsidiary, to market our products directly in these countries.  In connection with these terminations we recognized intangibles totaling $3.7 million.  As of June 30, 2008, we paid $1.9 million in connection with these terminations with the balance of  $1.8 million to be paid out over time in accordance with the terms of the agreements.  The balance of the cash used in investing activities for the six months ended June 30, 2008 was due to the opening of our offices in Belgium, Germany and France as well as for upgrades to our information technology systems.  Cash used during the six months ended June 30, 2007 was mainly for leasehold improvements to our offices in Carrollton, Texas to expand our office space and for the purchase of office equipment and furniture and fixtures to accommodate increased headcount.

For the six months ended June 30, 2008, net cash provided by financing activities was $501,000 compared to cash used in financing activities of $1.0 million for the six months ended June 30, 2007.  The $501,000 cash provided by financing activities for the six months ended June 30, 2008 was the result of stock option exercises during the period.  For the six months ended June 30, 2007, net cash used in financing activities was primarily the result of the payment of $1.1 million of liabilities incurred in connection with our initial public offering, which we closed in December 2006.

We believe that our cash flow from operating activities, together with the remaining net proceeds from the initial public offering of our common stock, will be sufficient to meet our liquidity needs and capital expenditure requirements for at least the next 12 months.

Revolving Credit Facility — In August 2004, we entered into a $3.0 million revolving credit facility with a predecessor of JPMorgan Chase Bank, N.A. In August 2006, the Company amended this revolving credit facility, increasing the maximum amount available to $25.0 million. In December 2006, all amounts outstanding under this revolving credit facility were repaid with a portion of the proceeds from our initial public offering. The maximum amount available under this revolving credit facility decreased to $10.0 million on January 1, 2007. On February 7, 2007, we amended the revolving credit facility to (a) decrease the maximum amount available to $2.0 million, (b) eliminate the 0.25% non-usage fee and (c) eliminate other terms, including terms requiring us to provide monthly reports regarding our inventory and accounts receivable. The revolving credit facility expired on June 30, 2007. Borrowings were subject to certain limitations, primarily based upon 85% of eligible accounts receivable and 50% of eligible inventory not to exceed the amount advanced on eligible accounts receivable. Indebtedness under the revolving credit facility bore interest at a floating rate of interest based on either the prime rate quoted by JPMorgan Chase Bank, N.A. or an adjusted LIBOR rate. Accounts receivable and inventory were pledged as collateral and we were subject to compliance with certain covenants, including minimum levels of net worth and minimum interest coverage ratios. We were not permitted to pay dividends or make distributions.

In September 2007, we entered into a $2,000,000 revolving credit facility with JPMorgan Chase Bank, N.A. which expires June 30, 2009. Indebtedness under this revolving credit facility bears interest at a floating rate of interest based on either the prime rate quoted by JPMorgan Chase Bank, N.A. or an adjusted LIBOR rate. This revolving credit facility contains various restrictive covenants including (i) an obligation for us to maintain a tangible net worth of at least $75 million and (ii) a prohibition against us incurring any other indebtedness for borrowed money. We are also prohibited from creating or permitting any lien, encumbrances or other security interest on our accounts receivable or inventory. There were no borrowings under this revolving credit facility during the six months ended June 30, 2008.

An irrevocable standby letter of credit in the amount of $50,000 was outstanding in favor of the landlord for our corporate headquarters. The landlord could draw upon this letter of credit if we were in default under the lease. The letter of credit expired on March 1, 2008.

Contractual Obligations and Commercial Commitments

As of June 30, 2008, there were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Seasonality

Similar to other vendors of footwear products, sales of our products are subject to seasonality. There are three major buying seasons in footwear: spring/summer, back-to-school and holiday. Shipments for spring/summer take place during the first quarter and early weeks of the second quarter, shipments for back-to-school generally begin in May and finish in late August and shipments for the holiday season begin in October and finish in early December. Historically, we have experienced greater revenues in the second half of the year than those in the first half due to a concentration of shopping around the back-to-school and holiday seasons. In 2006, due to the growth of our business and the delays we experienced from our independent manufacturers, we experienced a higher percentage of net sales in the third quarter in comparison to the total year than we experienced in the past, as many orders were delayed from the second quarter to the third quarter, thereby causing the second quarter to be lower than normal and the third quarter to be higher than normal. In 2006, we estimate that approximately $20 million of net sales shifted from the second quarter to the third quarter due to late shipments. During 2007 we did not experience the same production delays, but instead experienced challenges related primarily to higher than expected inventory positions of product at many of our domestic accounts as weekly unit sales were lower than internal projections of many of our domestic retail customers, which had a significant adverse effect on our results for the second half of 2007. We believe that this was attributed to: (1) aggressive sell-through expectations of some of our domestic retailers going into the summer months and (2) retail softness in footwear and apparel. Certain of our major retailers have been reluctant to place significant orders until their current inventory is reduced to their targeted levels. We also saw decreased prices on our products at certain of our retailers in the fourth quarter of 2007 and in the first half of 2008. These factors have led us to work closely with each of our key retail customers to assist them in managing their inventory and sell-through. This process typically includes providing marketing discretionary funds, rescheduling orders to later dates, accepting cancellations, increasing marketing, promotion and advertising support, and accepting returns. Although weather is a factor in our seasonality, it is difficult to measure its impact. Results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Vulnerability Due to Customer Concentration

For the six months ended June 30, 2008, no retail customer or independent distributor accounted for 10% or more of our net sales.  For the six months ended June 30, 2007, Finish Line, Journeys and The Sports Authority represented 14.7%, 10.6% and 10.1% of our net sales respectively.  No other retail customer or independent distributor accounted for 10% or more of our net sales in either of these periods.  We anticipate that our net sales may remain concentrated for the foreseeable future. If any of our significant retail customers or independent distributors decreases its purchases of our products or stops purchasing our products our net sales and results of operations could be adversely affected.

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

Uncertain Tax Positions.     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes . FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Significant judgment is required in determining whether the recognition threshold has been met for recording an uncertain tax benefit and in determining the appropriate measurement of the uncertain benefit under FIN 48.

Goodwill and Other Intangible Assets.    In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and intangible assets with indefinite lives are not amortized but are instead measured for impairment at least annually, or when events indicate that an impairment exists. As required by SFAS 142, in our impairment tests for goodwill and other indefinite-lived intangible assets, we compare the estimated fair value of goodwill and other intangible assets to the carrying value. If the carrying value exceeds our estimate of fair value, we calculate impairment as the excess of the carrying value over our estimate of fair value. Our estimates of fair value utilized in goodwill and other indefinite-lived intangible asset tests may be based upon a number of factors, including our assumptions about the expected future operating performance of our reporting units. Our estimates may change in future periods due to, among other things, technological change, economic conditions, changes to our business operations or inability to meet business plans. Such changes may result in impairment charges recorded in future periods. Any impairment charge related to goodwill would be classified as a separate line item on our consolidated statement of operations for amounts necessary to reduce the carrying value of the asset to fair value.

Intangible assets that are determined to have definite lives, such as customer relationships, core technology, capitalized software, patents and non-compete agreements are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, we estimate the future undiscounted cash flows to be derived from the asset to determine whether or not a potential impairment exists. If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair value.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements , (“SFAS 157”).  Effective January 1, 2008, we adopted SFAS 157.  In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of SFAS 157 for certain nonfinancial assets and liabilities, including fair value measurements under SFAS 141 and SFAS 142 of goodwill and other intangible assets, to fiscal years beginning after November 15, 2008.  Therefore, we have adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of June 30, 2008, we did not hold any assets or liabilities that are required to be measured at fair value on a recurring basis, and therefore the adoption of the respective provisions of SFAS 157 did not have a material impact on our condensed consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 , (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. We adopted SFAS 159 effective January 1, 2008. Upon adoption, we did not elect the fair value option for any items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on our condensed consolidated financial statements.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations , (“SFAS 141(R)”). SFAS 141(R) revises the current accounting practices for business combinations. Significant changes as a result of issuance of SFAS 141(R) include a revised definition of a business, expensing of acquisition-related transaction costs, and a change in how acquirers measure consideration, identifiable assets, liabilities assumed and goodwill acquired in a business combination. SFAS 141(R) is effective for us on January 1, 2009, and will be applied prospectively to all business combinations subsequent to the effective date.

In December 2007, the FASB issued Statement No. 160, Noncontrolling interests in Consolidated Financial Statements–an amendment of ARB No. 51 , (“SFAS 160”). SFAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect SFAS 160 to have a material impact on our financial position, cash flows or results of operations.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 requires enhanced disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how instruments and the related hedged items are accounted for under SFAS 133 and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We do not expect SFAS 161 to have a material impact on our financial position, cash flows or results of operations.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS 162”). SFAS No. 162 is effective for the Company sixty days following the Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles,” which is expected to occur during the fourth quarter of fiscal 2008. We do not expect SFAS 162 to have a material impact on our financial position, cash flows or results of operations.

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

During the first quarter of 2008, we opened a new sales and marketing office in Belgium to focus on expanding our international opportunities by working more closely with our distributors, establishing relationships with distributors in new international markets and, in selective markets, selling our products direct to retail customers. We recently entered into agreements with two of our international distributors whereby we terminated their rights to distribute our products in their specified territories.  The agreement with our distributor for Germany and Austria was effective March 31, 2008, for distribution rights in Germany and Austria.  The agreement with our distributor for France, Monaco and Andorra was effective April 30, 2008, for distribution rights in France, Monaco and Andorra.  Our Belgium office took over the distribution of our products in Germany and Austria effective April 1, 2008 and in France, Monaco and Andorra effective May 1, 2008.  Effective April 1, 2008, our subsidiary Heeling Sports EMEA will be responsible for sales to our independent distributors in EMEA (Europe, Middle East and Africa).  Sales to our customers in Germany, Austria, France, Monaco and Andorra will be denominated in Euro.  Sales to our independent distributors in the other EMEA countries will be denominated in U.S. dollars.  Sales to our independent distributors in non-EMEA territories will continue to be processed at our office in Carrollton, Texas and denominated in U.S. dollars.  Payments are required to be made in the same currency as invoiced.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of June 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2008 were effective.

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

                Changes in Internal Control over Financial Reporting. The opening of our new Belgian office impacted our internal control over financial reporting, as our Belgian subsidiary maintains separate accounting records and has employees performing accounting functions. Management believes that our controls in connection with the consolidation of our financial statements provided reasonable assurance that our internal control over financial reporting was not materially affected, and is not reasonably likely to be materially affected.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

                The Company, its former Chief Executive Officer, its former Chief Financial Officer, and its directors who signed the Company’s registration statement filed with the Securities and Exchange Commission in connection with our December 7, 2006 initial public offering (the “IPO”)—along with Capital Southwest Corporation, Capital Southwest Venture Corporation and the underwriters for the IPO—are defendants in a lawsuit originally filed on August 27, 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Brian Rines, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased the Company’s common stock pursuant to or traceable to the IPO registration statement. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Four similar lawsuits were also filed in September and October 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Vulcan Lee, John Avila, Gerald Markey, and Robert Eiron on behalf of the same plaintiff class, making substantially similar allegations under Sections 11, 12, and 15 of the Securities Act of 1933, and seeking substantially similar damages. These lawsuits have been transferred to a single judge and have been consolidated into a single action. Lead plaintiffs and lead counsel have been appointed. An amended consolidated complaint was filed on March 11, 2008. The amended complaint alleges that the prospectus used in connection with our IPO contained misstatements of material fact or omitted to state material facts necessary in order to make the statements made not misleading relating to among other allegations, safety concerns and injuries associated with our products and their alleged impact on demand, visibility into our sales channel and competition from knockoffs, in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and requests substantially similar damages and relief as previously mentioned. Defendants’ filed motions to dismiss the amended consolidated complaint on May 12, 2008.  Briefing on the motions will be completed on August 11, 2008.  While the Company cannot predict the outcome of these matters, the Company believes that the plaintiffs’ claims are without merit, denies the allegations in the complaints, and the Company intends to vigorously defend the lawsuits. If any of these matters were successfully asserted against the Company, there could be a material adverse effect on the Company’s financial position, cash flows or results of operations.

On October 3, 2007 and October 24, 2007, in the United States District Court for the Northern District of Texas, Dallas Division, Jack Freeman and Brian Mossman, respectively brought shareholders’ derivative actions, for the Company’s benefit, as nominal defendant, against the Company’s former Chief Executive Officer, the Company’s former Director of Research and Development, the Company’s former Chief Financial Officer, Senior Vice President and certain members of the Company’s board of directors and one of our former directors. The Company is a nominal defendant, and the complaints do not seek any damages against the Company. The complaints allege violations of Sections 11, 12(a)(2), and 14(a) of the Securities Act of 1933 and breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named defendants. The complaints seek unspecified amounts of compensatory damages, voiding the election of the director defendants, as well as interest and costs, including legal fees from the defendants. The Company is a nominal defendant, and the complaint does not seek any damages against the Company; however, the Company may have indemnification obligations to one or more of the defendants under the Company organizational documents.  The derivative claims have been transferred to a single judge and have been consolidated into a single derivative claim. An amended consolidated complaint making substantially similar allegations and claims for damages was filed on March 14, 2008. Defendants filed motions to dismiss the amended complaint and motions to stay the lawsuit on June 13, 2008.  Briefing on the motions was completed August 4, 2008.

The Company, its former Chief Executive Officer, its former Chief Financial Officer, and its directors who signed the Company’s registration statement filed with the Securities and Exchange Commission in connection with our December 7, 2006 initial public offering (the “IPO”)—along with Capital Southwest Corporation, Capital Southwest Venture Corporation and the underwriters for the IPO—are defendants in a lawsuit originally filed on May 16, 2008 by individual shareholder Carl Dick in the County Court of Law No. 1, Dallas County, Texas.  This lawsuit asserts claims that are substantially similar to those asserted in the consolidated class action described above.  Plaintiff alleges that he purchased over 600,000 chares of Heelys for approximately $17.4 million, which he seeks to recover plus interest, costs, and attorney fees.  Plaintiff claims to have sold his stock for a loss of approximately $11 million.  The petition alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and Sections 33(A), (C), and (F) of the Texas Securities Act.   Defendants filed special exceptions to Plaintiff’s petition on July 14, 2008 seeking to have all claims dismissed.  Defendants also filed motions to stay all discovery. A hearing on Defendants’ special exceptions and motions is currently scheduled for September 4, 2008.  While the Company cannot predict the outcome of this matter, the Company believes that the plaintiff’s claims are without merit, denies the allegations in the complaints, and the Company intends to vigorously defend the lawsuits. If this matter were successfully asserted against the Company, there could be a material adverse effect on the Company’s financial position, cash flows or results of operations.

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

The net proceeds to us from the offering were approximately $58.8 million, after deducting underwriting discounts and commissions and other expenses incurred in connection with the offering. As of June 30, 2008, we used $8.5 million of these proceeds in December 2006 to repay amounts outstanding under our revolving credit facility and $28.5 million for working capital purposes ($8.5 million in December 2006, $19.2 million during 2007 and $0.8 million during the first two quarters of 2008). We intend to use the remaining proceeds to fund infrastructure improvements, including expanding and upgrading our information technology systems; acquire complementary companies or products; hire new employees; fund marketing and advertising programs and product development; expand our international operations; and for other general corporate and working capital needs.

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

Item 4.      Submission of Matters to a Vote of Security Holders

On May 30, 2008, the Company held its annual meeting of stockholders. At the annual meeting, the Company’s stockholders:

•                  Approved the election of the eight current members of or board of directors to hold office until the 2009 annual meeting of stockholders.

Nominee	For	Withheld
Roger R. Adams	22,285,696	1,497,166
Jerry R. Edwards	22,734,113	1,048,749
Patrick F. Hamner	22,108,247	1,674,615
Samuel B. Ligon	22,538,559	1,244,303
Gary L. Martin	22,222,053	1,560,809
Richard E. Middlekauff	22,247,672	1,535,190
Ralph T. Parks	22,274,647	1,508,215
Jeffrey G. Peterson	22,868,434	914,428

•                  Ratified the appointment of Deloitte & Touche LLP to serve as our independent registered public accounting firm for the year ending December 31, 2008.

For	Against	Abstain
23,578,189	146,657	58,015

•                  Approved an amendment to increase the maximum number of shares of our common stock authorized for issuance under our 2006 Stock Incentive Plan by 700,000 shares.

For	Against	Abstain
17,627,644	2,096,403	9,709

Item 5.      Other Information

                                          None.

Item 6.      Exhibits

Exhibit No.	Description
10.1

Termination Agreement dated as of March 13, 2008, between Heeling Sports Limited and The Territory Distribution GmbH (the “Distributor”) and Achim Lippoth, a German individual and the sole owner of the Distributor. (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008) (The Securities and Exchange Commission has granted confidential treatment for a portion of this document. A complete version of this document has been filed separately with the Securities and Exchange Commission.)

10.2

Consulting Agreement dated as of March 31, 2008, between Heeling Sports EMEA and The Sansean Group Limited. (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008) (The Securities and Exchange Commission has granted confidential treatment for a portion of this document. A complete version of this document has been filed separately with the Securities and Exchange Commission.)

10.3

Consulting Agreement dated as of March 31, 2008, between Heeling Sports EMEA and Achim Lippoth, a German individual. (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008) (The Securities and Exchange Commission has granted confidential treatment for a portion of this document. A complete version of this document has been filed separately with the Securities and Exchange Commission.)

10.4

Termination Agreement dated as of April 30, 2008, between Heeling Sports Limited and Trotwood Import/Export (the “Distributor”), Trotwood Investments Ltd., the sole owner of the Distributor (the “Shareholder”) and David Stanley and Margarete Stanley, the sole owners of the Shareholder.  (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008) (The Securities and Exchange Commission has granted confidential treatment for a portion of this document. A complete version of this document has been filed separately with the Securities and Exchange Commission.)

10.5

Consulting Agreement dated as of April 30, 2008, between Heeling Sports EMEA and Trotwood Investments Ltd. represented by Margarete Stanley. (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008) (The Securities and Exchange Commission has granted confidential treatment for a portion of this document. A complete version of this document has been filed separately with the Securities and Exchange Commission.)

10.6

Consulting Agreement dated as of April 30, 2008, between Heelys, Inc. and Patrick F. Hamner (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 2, 2008).*

10.7

Employment Agreement dated as of July 22, 2008, between Heelys, Inc. and Donald K. Carroll (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K/A filed on July 23, 2008).*

10.8	Amendment No. 2 to the Heelys, Inc. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-8 filed on August 11, 2008).*

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEELYS, INC.

Date: August 11, 2008	By:	/s/ DONALD K. CARROLL
Donald K. Carroll
Chief Executive Officer

HEELYS, INC.

Date: August 11, 2008	By:	/s/ LISA K. PETERSON
Lisa K. Peterson
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
10.1

Termination Agreement dated as of March 13, 2008, between Heeling Sports Limited and The Territory Distribution GmbH (the “Distributor”) and Achim Lippoth, a German individual and the sole owner of the Distributor. (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008) (The Securities and Exchange Commission has granted confidential treatment for a portion of this document. A complete version of this document has been filed separately with the Securities and Exchange Commission.)

10.2

Consulting Agreement dated as of March 31, 2008, between Heeling Sports EMEA and The Sansean Group Limited. (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008) (The Securities and Exchange Commission has granted confidential treatment for a portion of this document. A complete version of this document has been filed separately with the Securities and Exchange Commission.)

10.3

Consulting Agreement dated as of March 31, 2008, between Heeling Sports EMEA and Achim Lippoth, a German individual. (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008) (The Securities and Exchange Commission has granted confidential treatment for a portion of this document. A complete version of this document has been filed separately with the Securities and Exchange Commission.)

10.4

Termination Agreement dated as of April 30, 2008, between Heeling Sports Limited and Trotwood Import/Export (the “Distributor”), Trotwood Investments Ltd., the sole owner of the Distributor (the “Shareholder”) and David Stanley and Margarete Stanley, the sole owners of the Shareholder.  (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008) (The Securities and Exchange Commission has granted confidential treatment for a portion of this document. A complete version of this document has been filed separately with the Securities and Exchange Commission.)

10.5

Consulting Agreement dated as of April 30, 2008, between Heeling Sports EMEA and Trotwood Investments Ltd. represented by Margarete Stanley. (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008) (The Securities and Exchange Commission has granted confidential treatment for a portion of this document. A complete version of this document has been filed separately with the Securities and Exchange Commission.)

10.6

Consulting Agreement dated as of April 30, 2008, between Heelys, Inc. and Patrick F. Hamner (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 2, 2008).*

10.7

Employment Agreement dated as of July 22, 2008, between Heelys, Inc. and Donald K. Carroll (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K/A filed on July 23, 2008).*

10.8	Amendment No. 2 to the Heelys, Inc. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-8 filed on August 11, 2008).*

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or a compensatory plan or arrangement.