Form 10-Q
period 2008-09-30
Heelys, Inc.
filed 2008-11-07
CIK 1373980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

As of October 31, 2008, there were 27,571,052 shares of our common stock outstanding.

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

Part I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

HEELYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	December 31, 2007	September 30, 2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$98,771	$93,241
Accounts receivable, net of allowances of $1,458 and $919 respectively	5,577	10,912
Inventories	14,969	18,393
Prepaid and other current assets	1,439	728
Income tax receivable	2,216	4,924
Deferred income tax benefits	2,382	436

Total current assets	125,354	128,634

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,094 and $1,287, respectively	923	1,048

PATENTS AND TRADEMARKS, net of accumulated amortization of $1,019 and $1,111, respectively	359	333

INTANGIBLE ASSETS, net of accumulated amortization of $0 and $168, respectively	—	1,533

GOODWILL	—	1,710

DEFERRED INCOME TAX BENEFITS, net of valuation allowance of $123 and $0, respectively	595	483

TOTAL ASSETS	$127,231	$133,741

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$306	$5,633
Accrued expenses	7,953	5,323
Commissions payable	13	229
Accrued severance	—	391
Income taxes payable	884	661

Total current liabilities	9,156	12,237

LONG TERM LIABILITIES:
Other long term liabilities	—	1,429

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 75,000,000 shares authorized; 27,074,856 shares issued and outstanding as of December 31, 2007 and 27,571,052 issued and outstanding as of September 30, 2008	27	28
Additional paid-in capital	61,783	64,560
Retained earnings	56,265	55,579
Accumulated other comprehensive income	—	(92)
Total stockholders’ equity	118,075	120,075

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$127,231	$133,741

See notes to condensed consolidated financial statements.

HEELYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

NET SALES	$49,908	$23,825	$173,646	$55,143

COST OF SALES	33,991	15,880	113,926	40,179

GROSS PROFIT	15,917	7,945	59,720	14,964

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Sales and marketing	3,960	2,766	10,684	7,571
General and administrative	2,366	4,057	8,130	10,016
Severance	—	—	—	693
Total selling, general and administrative expenses	6,326	6,823	18,814	18,280

INCOME (LOSS) FROM OPERATIONS	9,591	1,122	40,906	(3,316)

OTHER (INCOME) EXPENSE
Interest expense	—	—	24	—
Interest income	(966)	(449)	(2,490)	(1,752)
Other (income) expense	12	(63)	12	(1,087)
Exchange (gain) loss, net	—	455	—	384
Total other (income) expense	(954)	(57)	(2,454)	(2,455)
INCOME (LOSS) BEFORE INCOME TAXES	10,545	1,179	43,360	(861)

INCOME TAX EXPENSE (BENEFIT)	3,899	424	15,505	(175)

NET INCOME (LOSS)	$6,646	$755	$27,855	$(686)

EARNINGS (LOSS) PER SHARE:
Basic	$0.25	$0.03	$1.03	$(0.03)
Diluted	$0.24	$0.03	$0.99	$(0.03)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	27,065	27,439	27,055	27,237
Diluted	28,059	27,549	28,278	27,237

See notes to condensed consolidated financial statements.

HEELYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2007	2008

OPERATING ACTIVITIES:
Net income (loss)	$27,855	$(686)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	330	463
Deferred income tax benefits	5	1,897
Stock-based compensation expense	1,265	928
Excess tax benefit on stock-based compensation awards	(198)	—
Loss on disposal of property and equipment	28	23
Unrealized gain on foreign exchange rates	—	73
Changes in operating assets and liabilities:
Accounts receivable	22,916	(5,634)
Inventory	(9,911)	(3,845)
Prepaid and other current assets	(474)	693
Accounts payable	378	5,469
Commissions payable	(488)	224
Accrued expenses and other long term liabilities	(2,632)	(2,325)
Income taxes payable (receivable), net	(2,000)	(2,931)
Net cash provided by (used in) operating activities	37,074	(5,651)

INVESTING ACTIVITIES:
Purchase of property and equipment	(751)	(358)
Increase in patents and trademarks	(199)	(67)
Acquisition of goodwill and intangible assets	—	(1,899)
Net cash used in investing activities	(950)	(2,324)

FINANCING ACTIVITIES:
Principal payments on short-term debt	(211)	—
Proceeds from exercise of stock options	125	2,010
Excess tax benefit on stock-based compensation awards	198	—
Costs related to initial public offering	(1,062)	—
Net cash (used in) provided by financing activities	(950)	2,010

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	435

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,174	(5,530)

CASH AND CASH EQUIVALENTS, beginning of period	54,184	98,771

CASH AND CASH EQUIVALENTS, end of period	$89,358	$93,241

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6	$—

Income taxes	$17,500	$861
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Acquisition of goodwill and intangible assets included in accrued expenses and other long term liabilities	$—	$1,643

See notes to condensed consolidated financial statements.

HEELYS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.        BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

Business Description — Heelys, Inc. and its subsidiaries (the “Company” or “Heelys”) designs, markets and distributes innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. The primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS are distributed directly to retail stores in the United States and certain European countries, and international wholesale distributors.

The Company initially incorporated as Heeling, Inc. in Nevada in 2000. The Company was reincorporated in Delaware in August 2006 and changed its name to Heelys, Inc. Through its general and limited partner interests, Heelys, Inc. owns 100% of Heeling Sports Limited, a Texas limited partnership, which was formed in May 2000.

In February 2008, the Company formed Heeling Sports EMEA SPRL, a Belgium corporation and indirect wholly-owned subsidiary of the Company, with offices in Brussels, Belgium,with branch offices in Germany and France, to manage the Company’s European operations.

Basis Of Presentation — Unaudited Condensed Interim Consolidated Financial Information — The unaudited condensed consolidated balance sheet at September 30, 2008 and December 31, 2007, the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 and related footnotes have been prepared in accordance with the instructions to Form 10-Q, accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, the interim data includes all adjustments (consisting of only normally recurring adjustments) necessary for a fair statement of the results for the interim periods. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008. The December 31, 2007 condensed consolidated balance sheet information has been derived from the audited 2007 consolidated financial statements, but does not include all disclosures required for a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. For further information and additional significant accounting policies, please refer to our audited consolidated financial statements as of and for the year ended December 31, 2007 and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 17, 2008. The unaudited condensed interim consolidated financial information includes the accounts of Heelys, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Translation — The U.S. dollar is the Company’s reporting currency. Assets and liabilities of foreign operations which are denominated in a functional currency other than the United States dollar are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange during the applicable period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders’ equity. For the three and nine months ended September 30, 2008, the impact from foreign currency translations was $92,000. Prior to 2008, the Company did not have any foreign operations.

Foreign Currency Transactions — Gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in other income and expense in the period in which they occur. Net loss on foreign currency transactions was $455,000 and $384,000 for the three and nine months ended September 30, 2008.  There were no gains or losses generated during the three and nine months ended September 30, 2007.

Foreign Currency Remeasurement — For foreign operations whose records are not maintained in its functional currency we remeasure the financial statements into the functional currency before translation.  Historical and current exchange rates are used in the remeasurement process depending on the nature of the account.  All exchange gains and losses from remeasurement of monetary assets and liabilities that are not denominated in the functional currency are recognized in income.

Cash Equivalents —Cash equivalents consist of highly liquid investments with original maturity dates of three months or less when purchased.

Concentration of Risk — The Company maintains substantially all of its cash and cash equivalents in one financial institution in amounts that exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

Accounts Receivable — Accounts receivable are stated net of allowances for estimated customer returns, marketing discretionary funds and doubtful accounts of $1.5 million and $919,000 at December 31, 2007 and September 30, 2008, respectively.

Recognition of Revenues — Revenues are recognized when merchandise is shipped, title passes to the customer, the customer assumes risk of loss, the collection of relevant receivables is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Title passes upon shipment or upon receipt by the customer depending on the agreement with the customer. The Company records reductions to revenue for estimated returns, including permitted returns of damaged or defective merchandise, and for all other allowances, in accordance with Emerging Issues Task Force Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product, at the time of revenue recognition. Changes to estimated allowances are reported in the period they are known. The Company recorded a net charge of $2.7 million and $286,000 during the three months ended September 30, 2007 and 2008, respectively. The Company recorded a net charge of $6.5 million and $253,000 for the nine months ended September 30, 2007 and 2008, respectively.

Advertising Costs — Advertising production costs are expensed the first time the advertisement is run. Media (TV, radio and print) placement costs are expensed in the month the advertising appears. Through cooperative advertising programs, the Company reimburses its retail customers for certain of their costs of advertising the Company’s products. The Company records these costs in selling and administrative expense at the point in time when it is obligated to its customers for the costs, which is when the related revenues are recognized. This obligation may arise prior to the related advertisement being run. Total advertising and promotion expenses were $2.2 million and $1.6 million during the three months ended September 30, 2007 and 2008, respectively, and $4.3 million and $4.4 million during the nine months ended September 30, 2007 and 2008, respectively. Prepaid advertising and promotion expenses recorded as appropriate in prepaid and deferred expenses totaled $131,000 and $85,000 at December 31, 2007 and at September 30, 2008, respectively.

Shipping and Handling Costs — Shipping and handling costs are expensed as incurred and included in costs of sales. Shipping and handling costs included in cost of sales were $1.4 million and $1.0 million during the three months ended September 30, 2007 and 2008, respectively, and $3.5 million and $2.6 million during the nine months ended September 30, 2007 and 2008, respectively.  Shipping and handling costs billed to domestic customers are included in net sales in accordance with Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Handling Fees and Costs, and were $110,000 and $18,000 during the three months ended September 30, 2007 and 2008, respectively, and $504,000 and $60,000 during the nine months ended September 30, 2007 and 2008, respectively.

Insurance — The Company’s insurance retention is $50,000 per claim. An estimated liability is provided for current pending claims and estimated incurred-but-not-reported claims due to this retention risk. An estimated liability in the amount of $167,000 as of December 31, 2007 and $160,000 as of September 30, 2008, is reflected in the balance sheet as an accrued expense.

Goodwill and Other Intangible Assets -   In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and intangible assets with indefinite lives are not amortized but are instead measured for impairment at least annually, or when events indicate that an impairment might exist. As required by SFAS 142, in the Company’s impairment tests for goodwill and other indefinite-lived intangible assets, the Company compares the estimated fair value of goodwill and other intangible assets to the carrying value. If the carrying value exceeds the Company’s estimate of fair value, the Company calculates impairment as the excess of the carrying value over the estimate of fair value. The Company’s estimates of fair value utilized in goodwill and other indefinite-lived intangible asset tests may be based upon a number of factors, including the Company’s assumptions about the expected future operating performance of their reporting units. The Company’s estimates may change in future periods due to, among other things, technological change, economic conditions, changes to the Company’s business operations or inability to meet business plans. Such changes may result in impairment charges recorded in future periods. Any impairment charge related to goodwill would be classified as a separate line item on the Company’s consolidated statement of operations for amounts necessary to reduce the carrying value of the asset to fair value.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Numerator—net income (loss) applicable to common stockholders	$6,646	$755	$27,855	$(686)
Denominator:
Weighted average common stock outstanding for basic earnings per share	27,065	27,439	27,055	27,237
Effect of dilutive securities:
Stock options	994	110	1,223	—
Adjusted weighted average common stock and assumed conversions for diluted earnings per share	28,059	27,549	28,278	27,237

Options to purchase approximately 690,000 and 1.8 million shares of common stock for the three and nine months ended September 30, 2008, respectively, and 218,000 and 221,000 shares of common stock for the three and nine months ended September 30, 2007, were not included in the computation of diluted net income (loss) per share because the effect of their inclusion would be anti-dilutive.

3.        RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, (“SFAS 157”). The Company adopted SFAS 157 effective January 1, 2008. In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157, (“FSP 157-2”), which delayed the effective date of SFAS 157 for certain nonfinancial assets and liabilities, including fair value measurements under SFAS 141 and SFAS 142 of goodwill and other intangible assets, to fiscal years beginning after November 15, 2008. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of September 30, 2008, the Company did not hold any assets or liabilities that are required to be measured at fair value on a recurring basis, and therefore the adoption of the respective provisions of SFAS 157 did not have a material impact on the Company’s condensed consolidated financial statements.

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

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS 162”). SFAS No. 162 is effective for the Company sixty days following the Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, which is expected to occur during the fourth quarter of fiscal 2008. The Company does not expect SFAS 162 to have a material impact on its financial position, cash flows or results of operations.

4.     SIGNIFICANT CUSTOMERS

Customers of the Company consist primarily of retail stores in the United States and certain European countries, and international independent distributors. The customers, individually or considered as a group under common ownership, which accounted for greater than 10% of accounts receivable or 10% of net sales during the periods reflected were as follows:

			Net Sales		Net Sales
	Accounts Receivable		Three Months Ended		Nine Months Ended
	December 31,	September 30,	September 30,		September 30,
	2007	2008	2007	2008	2007	2008
Journeys	—%	—%	8%	14%	10%	9%
Finish Line	—	—	10	2	13	—
Customer A	23	23	—	11	—	8
Customer B	—	15	1	6	—	7
Customer C	12	5	7	5	4	7
Customer D	11	5	2	3	3	3
Customer E	19	3	—	5	—	3

Customers that account for 10% or more of consolidated net sales for the years presented or 10% or more of consolidated net sales for the most current fiscal year-to-date period are named in the preceding table.

5.    ACCRUED EXPENSES & OTHER LONG TERM LIABILITIES

Accrued expenses consisted of the following (in thousands):

	December 31, 2007	September 30, 2008
Inventory received but not invoiced	$—	470
Marketing costs	1,520	127
Customer prepayments	638	209
Credits due customers in excess of amounts owed	381	994
Estimated credits due customers for markdown and return allowances in excess of amounts owed	3,392	239
Liability insurance	172	160
Accrued sales tax payable	—	378
Professional fees	654	1,092
Payments due – termination of distributorship agreements	—	783
Loss on purchase commitment	617	151
Other	579	720
Total accrued expenses	$7,953	$5,323

Other long term liabilities consisted of the following (in thousands):

	December 31, 2007	September 30, 2008
Payments due – termination of distributorship agreements	$—	$1,429
Total other long term liabilities	$—	$1,429

Accrued expenses at December 31, 2007 included a $617,000 loss on purchase commitments related to inventory that was still being held by the manufacturers.  As of September 30, 2008, $132,000 remained of the loss on purchase commitment originally recorded at December 31, 2007.  During the three months ended September 30, 2008, the Company recorded an additional $19,000 loss on purchase commitments related to inventory that was still being held by the manufacturers.

Accrued expenses and other long-term liabilities at September 30, 2008, include payments due in connection with the termination of distributorship agreements as discussed in Note 8 and includes current amounts owed for net wholesale margin due the former distributors resulting from the fulfillment of acquired unshipped orders and amounts owed for the assets acquired as a result of the termination of the distributorship agreements.

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

The table below sets forth the significant components and activity under the severance agreement (in thousands):

	December 31, 2007	Charges	Cash Payments	September 30, 2008
Severance	$—	$470	$(83)	$387
Health and life insurance	—	16	(12)	4
Total	$—	$486	$(95)	$391

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

In September 2007, the Company entered into a $2,000,000 revolving credit facility with JPMorgan Chase Bank, N.A. which expires June 30, 2009. Indebtedness under this revolving credit facility bears interest at a floating rate of interest based on either the prime rate quoted by JPMorgan Chase Bank, N.A. or an adjusted LIBOR rate. This revolving credit facility contains various restrictive covenants including (i) an obligation for the Company to maintain a tangible net worth of at least $75 million and (ii) a prohibition on the Company incurring any other indebtedness for borrowed money. The Company is also prohibited from creating or permitting any lien, encumbrances or other security interest on the Company’s accounts receivable or inventory. There were no borrowings under this revolving credit facility during the nine months ended September 30, 2008.

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

On October 29, 2007, the Company signed an operating lease for office space in Qingdao, China. This lease expires December 1, 2008 but includes two one-year extension options. The information in the table below does not include lease extensions. Payments under this lease agreement are made in the Chinese Yuan Renminbi. Future minimum payments, included in the table below, have been estimated using the currency exchange rate as of September 30, 2008.

Effective May 1, 2008, Heeling Sports EMEA entered into an operating lease for office and parking space in Brussels, Belgium for nine years with the option to terminate the lease at the end of each three year period. The information in the table below assumes that this lease will not be renewed after the initial three year period. Payments under this lease agreement are made in Euro. Future minimum payments, included in the table below, have been estimated using the currency exchange rate as of September 30, 2008.

Effective April 1, 2008, Heeling Sports EMEA entered into an operating lease for office space in Munich, Germany for three years with an automatic renewal at the end of the initial three year lease unless six months notice is provided. The information in the table below does not include lease extensions. Payments under this lease agreement are made in Euro. Future minimum payments, included in the table below, have been estimated using the currency exchange rate as of September 30, 2008.

Effective May 1, 2008, Heeling Sports EMEA entered into an operating lease for office space in Annecy, France for nine years with the option to terminate the lease at the end of each three year period. The information in the table below assumes that this lease will not be renewed after the initial three year period. Payments under this lease agreement are made in Euro. Future minimum payments, included in the table below, have been estimated using the currency exchange rate as of September 30, 2008.

Third-Party Distribution Facilities (California) — On August 1, 2007, the Company entered into an agreement with a third-party distribution facility in San Pedro, California. The Company pays a fixed storage fee for approximately 16,000 square feet of dedicated floor space. Additionally, the Company pays this third-party distributor fees and charges for services including handling, transactional storage and processing. These fees and charges are activity based and therefore fluctuate and as a result related future obligations cannot be quantified. The information in the table below includes the fixed fee for the dedicated floor space but does not include the fluctuating fees and charges. The Company expensed $34,000 and $461,000, including rent for dedicated floor space, related to this third party distribution facility during the nine months ended September 30, 2007 and 2008, respectively.  The Company expensed $34,000 and $66,000, including rent for dedicated floor space, related to this third party distribution facility during the three months ended September 30, 2007 and 2008, respectively.  These costs are included in cost of sales. This agreement expired on July 31, 2008.  The Company is continuing to lease floor space at, and uses the services of, this third-party distribution facility on a month-to-month basis.

Future minimum payments under the above leases are as follows (in thousands):

Years Ending December 31,
2008	$108
2009	292
2010	300
2011	240
2012	209
Thereafter	547
$1,696

 Rent expense was $88,000 and $167,000 for the three months ended September 30, 2007 and 2008, respectively, and $199,000 and $565,000 for the nine months ended September 30, 2007 and 2008, respectively.

Third-Party Distribution Facilities (Belgium) — In addition to the third-party distribution facility in San Pedro, California, the Company uses a third-party distribution facility in Belgium. The Company pays this third-party distributor fees and charges for services including handling, processing and packing materials. These fees and charges are activity based and therefore fluctuate and as a result related future obligations cannot be quantified. This agreement is for one year with automatic one year renewal terms. The Company expensed $21,000 and $661,000 related to this third-party distribution facility during the nine months ended September 30, 2007 and 2008, respectively and $20,000 and $281,000 related to this third-party distribution facility during the three months ended September 30, 2007 and 2008, respectively.  These costs are included in cost of sales.

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

Termination of Distributorship Agreements — Effective March 31, 2008, the Company entered into agreements to terminate its arrangement regarding the distribution of Heelys-branded footwear and products in Germany and Austria, allowing the Company, through its Belgian subsidiary, to market its products directly in such countries. This included a Termination Agreement (the “Termination Agreement”) among the Company, The Territory Distribution GmbH (the “Distributor”), and Achim Lippoth, the sole owner of the Distributor (“Lippoth”), pursuant to which, among other things, a prior Distributor Agreement between the Company and the Distributor was terminated, the Company agreed to purchase from the Distributor all of the Distributor’s inventory of unsold Heelys products and other specified assets for the Distributor’s cost, the Company agreed to purchase from the Distributor all of the unshipped orders for Heelys products on the Distributor’s order book as of March 31, 2008 for a price equal to the Distributor’s net wholesale margin on such unshipped orders (which is to be paid on or before the end of the month following the Company’s receipt of payment for the Heelys products shipped in response to such unshipped orders), and the Distributor and Lippoth agreed, until March 31, 2010, not to compete with the Company relating to the Company’s products anywhere in the world. In connection with the Termination Agreement the Company’s Belgian subsidiary entered into two consulting agreements, one with The Sansean Group Limited (“Sansean”), and one with Lippoth, pursuant to which, among other things, Sansean and Lippoth agreed to perform certain consulting services and the Company’s Belgian subsidiary agreed to pay Sansean and Lippoth consulting fees as set forth in their respective consulting agreements. Payments under these agreements are to be made in Euro.

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

The primary assets acquired as a result of the termination of these distributorship agreements were the customer relationships and goodwill. In addition, both of these former distributors agreed to not compete with the Company for a limited period of time.  The fair value of the acquired assets was based upon the amount at which the assets could be bought or sold in a current transaction between willing parties. As a result, the Company recorded goodwill and intangibles (including acquired customer relationships and non-compete agreements) in the amount of $3.7 million (2.4 million Euro).  As of September 30, 2008, the Company paid $1.9 million (1.2 million Euro) for these acquired assets with the balance of $1.6 million (1.1 million Euro) to be paid out over time in accordance with the terms of the agreements.

Legal Proceedings — The Company, its former Chief Executive Officer, its former Chief Financial Officer, and its directors who signed the Company’s registration statement filed with the Securities and Exchange Commission in connection with our December 7, 2006 initial public offering (the “IPO”)—along with Capital Southwest Corporation, Capital Southwest Venture Corporation and the underwriters for the IPO—are defendants in a lawsuit originally filed on August 27, 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Brian Rines, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased the Company’s common stock pursuant to or traceable to the IPO registration statement. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Four similar lawsuits were also filed in September and October 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Vulcan Lee, John Avila, Gerald Markey, and Robert Eiron on behalf of the same plaintiff class, making substantially similar allegations under Sections 11, 12, and 15 of the Securities Act of 1933, and seeking substantially similar damages. These lawsuits have been transferred to a single judge and have been consolidated into a single action. Lead plaintiffs and lead counsel have been appointed. An amended consolidated complaint was filed on March 11, 2008. The amended complaint alleges that the prospectus used in connection with our IPO contained misstatements of material fact or omitted to state material facts necessary in order to make the statements made not misleading relating to among other allegations, safety concerns and injuries associated with our products and their alleged impact on demand, visibility into our sales channel and competition from knockoffs, in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and requests substantially similar damages and relief as previously mentioned. On August 14, 2008, the Court denied Defendants’ motions to dismiss the amended complaint.  Discovery is proceeding, and trial has been scheduled for February 2010.  While the Company cannot predict the outcome of these matters, the Company believes that the plaintiffs’ claims are without merit, denies the allegations in the complaints, and the Company intends to vigorously defend the lawsuits. If any of these matters were successfully asserted against the Company, there could be a material adverse effect on the Company’s financial position, cash flows or results of operations.

On October 3, 2007 and October 24, 2007, in the United States District Court for the Northern District of Texas, Dallas Division, Jack Freeman and Brian Mossman, respectively brought shareholders’ derivative actions, for the Company’s benefit, as nominal defendant, against the Company’s former Chief Executive Officer, the Company’s former Director of Research and Development, the Company’s former Chief Financial Officer, the Company’s former Senior Vice President and certain current and former members of the Company’s board of directors. The Company is a nominal defendant, and the complaints do not seek any damages against the Company. The complaints allege violations of Sections 11, 12(a)(2), and 14(a) of the Securities Act of 1933 and breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named defendants. The complaints seek unspecified amounts of compensatory damages, voiding the election of the director defendants, as well as interest and costs, including legal fees from the defendants. The Company is a nominal defendant, and the complaint does not seek any damages against the Company; however, the Company may have indemnification obligations to one or more of the defendants under the Company organizational documents.  The derivative claims have been transferred to a single judge and have been consolidated into a single derivative claim. An amended consolidated complaint making substantially similar allegations and claims for damages was filed on March 14, 2008. On August 14, 2008, the Court denied Defendants’ motions to dismiss the amended complaint.  Discovery is proceeding, and trial has been scheduled for March 2010.

The Company, its former Chief Executive Officer, its former Chief Financial Officer, and its directors who signed the Company’s registration statement filed with the Securities and Exchange Commission in connection with our December 7, 2006 initial public offering (the “IPO”)—along with Capital Southwest Corporation, Capital Southwest Venture Corporation and the underwriters for the IPO—are defendants in a lawsuit originally filed on May 16, 2008 by individual shareholder Carl Dick in the County Court of Law No. 1, Dallas County, Texas.  This lawsuit asserts claims that are substantially similar to those asserted in the consolidated class action described above.  Plaintiff alleges that he purchased over 600,000 shares of Heelys for approximately $17.4 million, which he seeks to recover plus interest, costs, and attorney fees.  Plaintiff claims to have sold his stock for a loss of approximately $11 million.  The petition alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and Sections 33(A), (C), and (F) of the Texas Securities Act.   Defendants withdrew their previously-filed special exceptions to Plaintiff’s petition seeking to have all claims dismissed, and discovery in this case is proceeding.  The Company expects that trial in this matter will be scheduled for October 2009.   While the Company cannot predict the outcome of this matter, the Company believes that the plaintiff’s claims are without merit, denies the allegations in the complaints, and the Company intends to vigorously defend the lawsuits. If this matter were successfully asserted against the Company, there could be a material adverse effect on the Company’s financial position, cash flows or results of operations.

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

9.        INCOME TAXES

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”). The Company adopted the provisions of FIN 48 effective January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company reported state income tax liabilities under the principles of FIN 48 during the fourth quarter of 2007. There has been no material changes related to uncertain tax positions during the nine months ended September 30, 2008.

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

 As non-qualified options expire or are otherwise terminated, the related deferred tax asset and valuation allowance are eliminated.  As of September 30, 2008, all options to which the valuation allowance relates have expired or been cancelled.

The Company decreases additional paid-in capital for the tax effect of book expense in excess of tax expense on nonqualified stock options exercised.  The decease to additional paid-in capital offsets the pool of additional paid-in capital increases recorded in prior years when tax expense exceeds book expense on stock option exercises.

The Company operates through Heeling Sports Limited, a Texas limited partnership, and as such is subject to Texas franchise taxes on gross margin sourced to the State of Texas. In addition, because the Company currently holds inventory in a third-party distribution facility in San Pedro, California, the Company has tax filing responsibilities in that state.

In February 2008, the Company formed a subsidiary in Belgium, with branch offices in Germany and France, to function as the headquarters for European sales operations. As a result, the Company is subject to tax in Belgium, Germany and France.  Increased activities in foreign jurisdictions or the formation of additional foreign subsidiaries or branch offices could cause the Company to be liable for income taxes in additional foreign jurisdictions.

10.   STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2008, additional paid-in capital increased by $2.8 million. Of this increase, $928,000 resulted from the recording of non-cash stock-based compensation expense, including $207,000 recognized in the third quarter in connection with severance for the Company’s former CEO, and $2.0 million resulted from the exercise of 496,196 stock options; offset by a $156,000 charge resulting from the difference between the book expense and tax expense related to non-qualified stock options that were exercised during the period.

At the annual shareholders meeting on May 30, 2008, the shareholders approved an amendment to increase the maximum number of shares of common stock authorized for issuance under the 2006 Stock Incentive Plan by 700,000 to 2,972,725 shares. As of September 30, 2008, the Company had 760,062 shares available for issuance upon exercise of options that may be granted in the future.

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

In August 2008, the Company granted 243,892 incentive and 121,108 nonqualified stock options at an exercise price of $5.07. The exercise price was equal to the closing trading price of the underlying common stock at the grant date. The options vest and become exercisable in four equal cumulative installments on each successive anniversary date of the grant and have a contractual term of ten years.

In September 2008, the Company granted 30,000 incentive stock options at an exercise price of $5.14. The exercise price was equal to the closing trading price of the underlying common stock at the grant date. The options vest and become exercisable in four equal cumulative installments on each successive anniversary date of the grant and have a contractual term of ten years.

The Company computed the fair value of the options granted, using the Black-Scholes option pricing model and the following assumptions:

	March 2008	May 2008	August 2008	September 2008
Expected volatility	35.75%	45.77%	46.34%	46.34%
Dividend yield	—	—	—	—
Risk-free interest rate	3.00%	3.68%	3.45%	3.21%
Expected life (years)	6.25	6.25	6.25	6.25

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

11.          SEGMENT REPORTING

The Company designs, markets and distributes innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. The primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. Operating results are assessed based on geographic areas to make decisions about necessary resources and in assessing performance. Consequently, under the provisions of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, (“SFAS 131”), and based on the nature of the financial information that is received by the chief executive officer as chief operating decision maker, the Company has two reportable segments for financial statement purposes.  Each segment derives revenue from HEELYS-wheeled footwear, apparel and accessories.

	Three Months Ended September 30, 2007
	(in thousands)
	Domestic	International	Unallocated	Consolidated
Net Sales	$40,373	$9,535	$—	$49,908
Cost of Sales	27,865	6,126	—	33,991
Gross Profit	12,508	3,409	—	15,917
Selling, General and Administrative Expenses	5,388	280	658	6,326
Income from Operations	7,120	3,129	(658)	9,591
Other (Income) Expense, Net	(460)	—	(494)	(954)
Income Before Income Taxes	7,580	3,129	(164)	10,545
Income Tax Expense	3,899	—	—	3,899
Net Income	$3,681	$3,129	$(164)	$6,646

	Three Months Ended September 30, 2008
	(in thousands)
	Domestic	International	Unallocated	Consolidated
Net Sales	$14,443	$9,382	$—	$23,825
Cost of Sales	9,932	5,948	—	15,880
Gross Profit	4,511	3,434	—	7,945
Selling, General and Administrative Expenses	4,073	1,546	1,204	6,823
Income from Operations	438	1,888	(1,204)	1,122
Other (Income) Expense, Net	(138)	470	(389)	(57)
Income Before Income Taxes	576	1,418	(815)	1,179
Income Tax Expense	14	410	—	424
Net Income	$562	$1,008	$(815)	$755

	Nine Months Ended September 30, 2007
	(in thousands)
	Domestic	International	Unallocated	Consolidated
Net Sales	$148,458	$25,188	$—	$173,646
Cost of Sales	97,666	16,260	—	113,926
Gross Profit	50,792	8,928	—	59,720
Selling, General and Administrative Expenses	16,105	520	2,189	18,814
Income from Operations	34,687	8,408	(2,189)	40,906
Other (Income) Expense, Net	(1,096)	—	(1,358)	(2,454)
Income Before Income Taxes	35,783	8,408	(831)	43,360
Income Tax Expense	15,505	—	—	15,505
Net Income	$20,278	$8,408	$(831)	$27,855

	Nine Months Ended September 30, 2008
	(in thousands)
	Domestic	International	Unallocated	Consolidated
Net Sales	$28,136	$27,007	$—	$55,143
Cost of Sales	21,632	18,547	—	40,179
Gross Profit	6,504	8,460	—	14,964
Selling, General and Administrative Expenses	12,008	3,507	2,765	18,280
Income (Loss) from Operations	(5,504)	4,953	(2,765)	(3,316)
Other (Income) Expense, Net	(1,458)	403	(1,400)	(2,455)
Income (Loss) Before Income Taxes	(4,046)	4,550	(1,365)	(861)
Income Tax Expense (Benefit)	(800)	625	—	(175)
Net Income (Loss)	$(3,246)	$3,925	$(1,365)	$(686)

	As of December 31, 2007
	(in thousands)
	Domestic	International	Eliminations	Consolidated
Total Assets	$127,231	$—	$—	$127,231
Accumulated Amortization & Depreciation	$2,113	$—	$—	$2,113

	As of September 30, 2008
	(in thousands)
	Domestic	International	Eliminations	Consolidated
Total Assets	$117,272	$16,469	$—	$133,741
Accumulated Amortization & Depreciation	$2,413	$153	$—	$2,566

The following costs are unallocated in the tables included above: legal, accounting and professional fees which are directly attributable to operating as a public company; fees paid to members of the Company’s Board of Directors; D&O insurance; other public company costs; and interest income earned on monies held at the Heelys, Inc. public company entity level. Additionally, although the international operations benefit from product development efforts incurred at the domestic company these costs have not been allocated to the international operations.   Certain prior period amounts (allocated versus unallocated) have been reclassified to conform to the current period allocation methodology. Payroll and payroll-related costs attributable to executive management are included in the domestic segment with no amounts allocated to the international operations.

12.          RELATED PARTY TRANSACTIONS

Effective as of April 30, 2008, the Company’s Senior Vice President resigned his position with the Company, and entered into a Consulting Agreement with the Company. The Consulting Agreement will terminate on June 30, 2010, unless terminated earlier or the parties agree to extend the term.  Under the Consulting Agreement, our former Senior Vice President (the “Consultant”) will provide the Company (i) consulting services relating to mergers and acquisitions, (ii) support services in connection with the prosecution or defense of any pending or future litigation, arbitration, business, or investigatory matter relating to the Company, and (iii) other services agreed upon by the parties. The primary compensation under the Consulting Agreement shall be (i) a fee for merger and acquisition services to be paid in 25 monthly installments of $10,780 per month beginning June 30, 2008, (ii) success fees more fully described in the Consulting Agreement and equal to varying percentages of the total value of certain mergers or acquisitions originated by the Consultant, (iii) a fee of $125 per hour (up to a maximum of $1,000 per day) for litigation support services rendered, and (iv) a fee of $125 per hour (up to a maximum of $1,000 per day for actual time billed) for services rendered for matters other than merger and acquisition services or litigation support. For the nine months ended September 30, 2008, the Company recognized $43,000 in expense related to the Consulting Agreement. These charges are included in general and administrative expense in the statement of operations. As of September 30, 2008, no payable existed related to the Consulting Agreement. The Company will also reimburse the Consultant for his expenses incurred in connection with the performance of his services under the Consulting Agreement. The Company’s former Senior Vice President will continue to remain as a member of the Company’s Board of Directors. Options previously granted to the former Senior Vice President will continue to vest in accordance with the Heelys, Inc. 2006 Stock Incentive Plan so long as he is a member of the Company’s Board of Directors.

13.          LITIGATION SETTLEMENT

On March 13, 2008 Heeling Sports Limited (“HSL”), entered into a confidential Settlement Agreement (the “Settlement Agreement”) effective March 11, 2008 with Elan-Polo, Inc. (“Elan-Polo”) to settle the pending patent and trademark lawsuit Heeling Sports Limited v. Wal-Mart Stores, Inc., and Elan-Polo, Inc., Civil Action No. 3:07-CV-1695 in the United States District Court for the Northern District of Texas, Dallas Division (the “Lawsuit”) . The Lawsuit was filed in connection with wheeled footwear made by Elan-Polo with a wheel both in the heel and in front of the heel (“Two-Wheel Shoe Skates”) that were sold exclusively at Wal-Mart under the brand name “Spinners.” Wal-Mart was previously dismissed from the Lawsuit. HSL and Elan-Polo filed a Final Judgment with the court that provides, among other items, that Elan-Polo is prohibited from making or selling the Two-Wheel Shoe Skates without HSL’s prior written permission.

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

The Company recognized $0 and $1 million of income related to the Settlement Agreement during the three and nine months ended September 30, 2008, respectively. This income is reported in other income. As of September 30, 2008, the Company has not recognized any royalties in connection with the Technology License Agreement.

14.           SUBSEQUENT EVENTS

On November 5, 2008, the Company announced that it has retained Houlihan Lokey to assist the Company’s board of directors in an analysis and consideration of a broad range of possible strategic alternatives to enhance shareholder value.

The Company advises that there is no assurance that the strategic alternatives analysis process will result in any changes to the Company's current business plans or lead to any specific action or transaction.  While the process is underway, the Company does not intend or expect to disclose any developments regarding the process until when, if ever, a definitive agreement is entered into or the board determines to terminate or cease the process. Also, during the process, the Company will not provide any new earnings guidance, nor will the company update or comment further upon the earnings guidance previously provided.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a designer, marketer and distributor of innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. Our primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS-wheeled footwear allows the user to seamlessly transition from walking or running to skating by shifting weight to the heel. Users can transform HEELYS-wheeled footwear into street footwear by removing the wheel. For the nine months ended September 30, 2007 and 2008, respectively, approximately 98% of our net sales were derived from the sale of our HEELYS-wheeled footwear  We also sell branded accessories such as replacement wheels, helmets and other protective gear, and a limited variety of apparel items.

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

Although we initially focused on driving our domestic sales growth, we also established relationships with independent distributors in Japan, South Korea and Southeast Asia. As a result, the sources of our international net sales were also largely concentrated and we were susceptible to region-specific factors, including competition from counterfeit, knockoff and infringing products in international markets. This concentration caused variability in our results of operations. Since that time, we have expanded our international distribution channels to mitigate this concentration.  Historically, our products have been sold to independent distributors with exclusive rights to specified international territories. During the first quarter of 2008, we opened an office in Belgium to focus on expanding our international opportunities by working more closely with our distributors, establishing relationships with distributors in new international markets and, in selective markets, selling our products direct to retail customers.  Effective as of March 31, 2008 and April 30, 2008, respectively, we entered into agreements with our distributor in Germany and Austria and our distributor in France, Monaco and Andorra whereby we terminated their rights to distribute our products in their specified territories.  Our Belgium office took over the distribution of our products in Germany and Austria effective April 1, 2008 and in France, Monaco and Andorra effective May 1, 2008.

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

Recent Developments

During the second half of  2007, we experienced challenges related primarily to higher than expected inventory positions of product at many of our domestic accounts as weekly unit sales were lower than internal projections of many of our domestic retail customers, which had a significant adverse effect on our results for the second half of 2007. We believe that this was attributed to: (1) aggressive sell-through expectations of some of our domestic retailers going into the summer months and (2) retail softness in footwear and apparel. Certain of our major retailers were reluctant to place significant fourth quarter 2007 orders until their current inventory was reduced to their targeted levels. We also saw decreased prices on our products at certain of our retailers in the fourth quarter of 2007 and the first half of 2008. These factors led us to work closely with each of our key retail customers to assist them in managing their inventory and sell-through. This included providing marketing discretionary funds, rescheduling orders to later dates, accepting cancellations, increasing marketing, promotion and advertising support, and accepting returns.  As a result of the decrease in net sales during the second half of 2007 and cancelled orders, our inventory position at 2007 year end and continuing in the third quarter of 2008 was greater than we have historically seen.

While inventory levels at many of our domestic retailers decreased during the first nine months of 2008, we continued to see decreased retail prices on many of our products during a difficult footwear and apparel environment.  Many retailers were reluctant to place significant orders during the first nine months of 2008 which resulted in decreased sales.  As a result of the market conditions and our higher than normal inventory levels at the end of 2007 and continuing through the third quarter of 2008, we sold product at discounted wholesale prices resulting in lower gross margins. In the second quarter of 2008, we began selling our new styles at more normalized gross margins. However, these margins were partially offset by approximately $600,000 of markdowns on aged inventory as well as an increase in distribution costs.  In the third quarter, we continued to reduce our domestic inventory and reduce our aged inventory.  We also sold a higher mix of our new styles which resulted in an improved gross margin over the first half of 2008.  Our international inventory levels increased $3.9 million in the third quarter of 2008.  This inventory build will be used to meet at-once orders in the fourth quarter and continuing into 2009.

For the remainder of 2008, we expect to continue to see retail customers being more cautious when placing future orders and shifting toward shorter lead times. This trend has required us to take a more aggressive inventory position to be able to meet at-once orders. While we will continue to experience some rescheduled orders, cancellations and returns in the normal course of business, we do not anticipate, at this time, for those to be as significant as those we encountered during the second half of 2007 and continuing into the first half of 2008. Additionally, we will continue to provide marketing, promotional and advertising support to our retail customers to promote the sell-through of our products. We will actively monitor inventory levels at our retail customers in an effort to manage the balance between supply and demand in the retail channel.

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

Domestically, our products can be found in full-line sporting goods retailers, specialty apparel and footwear retailers, select department stores, family footwear stores and select online retailers.   For the nine months ended September 30, 2008, 51.0% of our total net sales were derived from domestic retail customers.

Internationally, our products are sold primarily to independent distributors with exclusive rights to specified territories, but we recently started distributing our products directly in Germany, Austria, France, Monaco and Andorra.  Currently, sales to our independent distributors are denominated in U.S. dollars.  During the first quarter of 2008, we opened an office in Belgium to focus on expanding our international opportunities by working more closely with our distributors, establishing relationships with distributors in new international markets and, in selective markets, selling our products direct to retail customers. Effective as of March 31, 2008 and April 30, 2008, respectively, we entered into agreements with our distributor in Germany and Austria and our distributor in France, Monaco and Andorra whereby we terminated their rights to distribute our products in their specified territories.  Our Belgium office took over the distribution of our products in Germany and Austria effective April 1, 2008 and in France, Monaco and Andorra effective May 1, 2008.  Additionally, effective April 1, 2008, our subsidiary in Belgium became responsible for sales to our independent distributors in EMEA (Europe, Middle East and Africa).  Sales to our customers in Germany, Austria, France, Monaco and Andorra are denominated in Euro.  Sales to our independent distributors in the other EMEA countries are denominated in U.S. dollars.  Sales to our independent distributors in non-EMEA territories will continue to be processed at our office in Carrollton, Texas and denominated in U.S. dollars.  Payments are required to be made in the same currency as invoiced.  No country, other than the United States, accounted for 10% or more of our net sales for the nine months ended September 30, 2008.

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

Through December 31, 2007, we paid an independent sourcing agent a commission equal to a specified percentage of our per unit cost, with the percentage decreasing when our annual purchases exceed a predetermined unit volume threshold. In January 2008, we opened a representative office in Qingdao, China and terminated our consulting agreement with the independent sourcing agent. This office serves multiple sourcing functions including quality control, price negotiation, logistics and product development. We believe our Qingdao office will help us improve our research and development efforts, enhance communication between us and our distribution and manufacturing partners and give us more direct control over the manufacturing and sourcing process. This office is managed by our Vice President—Sourcing. Costs related to operating this office are included in cost of sales.

When demand for our products slows, we discount our products to reduce our inventory, which causes our gross profit as a percentage of net sales, or gross margin, to decline. Our gross margin is affected by our sourcing and distribution costs, our product mix and our ability to avoid excess inventory by accurately forecasting demand for our products. The unit prices that we charge our domestic and international retail customers are generally higher than what we charge our independent distributors for similar products, because our independent distributors are responsible for distribution and marketing costs relating to our products.

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

Our selling, general and administrative expenses may increase in future periods as we hire additional personnel, develop our infrastructure, increase our brand recognition through marketing, increase our product development efforts, secure and enforce our intellectual property rights and incur expenses associated with operating as a public company.

Income Taxes

We operate through Heeling Sports Limited, a Texas limited partnership, and as such are subject to Texas franchise taxes on gross margin sourced to the State of Texas. In addition, because we currently hold inventory in a third-party distribution facility in San Pedro, California, we have tax filing responsibilities in that state. In February 2008, the Company formed a subsidiary in Belgium, with branch offices in Germany and France, to function as the headquarters for European sales operations. As a result, we are subject to tax in Belgium, Germany and France for 2008 and future periods so long as we have operations in these jurisdictions.  Increased activities in foreign jurisdictions or the formation of additional foreign subsidiaries could cause us to be liable for income taxes in additional foreign jurisdictions.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.1	66.7	65.6	72.9
Gross profit	31.9	33.3	34.4	27.1
Selling, general and administrative expenses
Sales and marketing	7.9	11.6	6.1	13.7
General and administrative (including severance)	4.8	17.0	4.7	19.4
Total selling, general and administrative expenses	12.7	28.6	10.8	33.1
Income (loss) from operations	19.2	4.7	23.6	(6.0)
Other expense (income), net	(1.9)	(0.2)	(1.4)	(4.4)
Income (loss) before income taxes	21.1	4.9	25.0	(1.6)
Income tax (benefit)	7.8	1.7	9.0	(0.4)
Net income (loss)	13.3%	3.2%	16.0%	(1.2)%

Comparison of the Three Months Ended September 30, 2008 and Three Months Ended September 30, 2007

Net sales.    Net sales decreased $26.1 million, or 52.3% to $23.8 million for the three months ended September 30, 2008, from $49.9 million for the three months ended September 30, 2007. This decrease was primarily the result of lower unit sales of our HEELYS-wheeled footwear, which decreased by 822,000 pairs, or 48.1%, to 888,000 pairs for the three months ended September 30, 2008, from 1.7 million pairs for the three months ended September 30, 2007. For the three months ended September 30, 2008, 60.6% of our net sales were derived from domestic retail customers, compared to 80.9% for the three months ended September 30, 2007.

Domestically, our net sales decreased $25.9 million, or 64.2%, to $14.4 million for the three months ended September 30, 2008, from $40.4 million for the three months ended September 30, 2007. This decrease was the result of lower unit sales of our HEELYS-wheeled footwear and decreased average sales price per unit sold.  Domestic unit sales decreased by 761,000 pairs, or 55.9%, to 601,000 pairs for the three months ended September 30, 2008 from 1.4 million pairs for the three months ended September 30, 2007. We believe that the decrease in unit sales may be primarily due to the reluctance of many of our retail customers to place significant orders until their current inventory levels are reduced to targeted levels in addition to their cautious approach to plan inventories down due to the general softness in the retail industry. The decrease in our average sales price per unit during the quarter is a result of reductions in the selling price on certain of our products as we continue to reduce our aged inventory and manage our inventory levels.

Internationally, our net sales decreased $153,000, or 1.6%, to $9.4 million for the three months ended September 30, 2008, from $9.5 million for the three months ended September 30, 2007.  This decrease was the result of lower unit sales of our HEELYS-wheeled footwear. Internationally unit sales decreased 62,000 pairs, or 17.6%, to 287,000 pairs for the three months ended September 30, 2008, from 349,000 pairs for the three months ended September 30, 2007. We believe the decrease in unit sales may be primarily due to the reluctance of many of our distributors to place significant orders due to the general softness in the economy.

Gross profit.    Gross profit decreased $8.0 million to $7.9 million for the three months ended September 30, 2008, from $15.9 million for the three months ended September 30, 2007. Our gross margin was 33.3% for the three months ended September 30, 2008 compared to 31.9% for the three months ended September 30, 2007. This increase in gross margin is attributable to a decrease in our inventory reserve due to a decline in the amount of aged inventory, and a decrease in freight charges due to a greater percentage of orders in which customers pay their own freight.

On domestic sales, our gross profit decreased $8.0 million to $4.5 million for the three months ended September 30, 2008, from $12.5 million for the three months ended September 30, 2007. Our gross margin increased to 31.2% for the three month ended September 30, 2008, from 31.0% for the three months ended September 30, 2007.  The increase in gross margin was primarily due to a decrease in inventory reserve due to a decline in the amount of aged inventory, and a decrease in freight charges due to a greater percentage of orders in which customers pay their own freight.

On international sales, our gross profit increased $25,000 to $3.4 million for the three months ended September 30, 2008, from $3.4 million for the three months ended September 30, 2007.  Our gross margin increased to 36.6% for the three months ended September 30, 2008, from 35.8% for the three months ended September 30, 2007 primarily due to the higher unit price in the new France and Germany direct markets.

        Sales and marketing expense.    Sales and marketing expense, excluding commissions, payroll and payroll related expenses, and stock-based compensation expense, decreased $475,000 to $1.9 million for the three months ended September 30, 2008, from $2.3 million for the three months ended September 30, 2007, mainly due to a decrease of $431,000 in expenses incurred for point-of-purchase (“POP”) displays, a $277,000 decrease in cooperative marketing related costs; offset by a $109,000 increase in web-site design  and an increase of $182,000 in costs incurred by our international operations. Many of our retail customers have committed valuable floor space to Heelys branded POP displays. Through the use of these displays, we are able to present the Heelys brand message to consumers in a consistent manner and increase shelf space in retail customers’ locations. We built up our inventory of POP displays during 2007. We selectively determine which retailers are eligible to receive POP displays and in some instances customers use their earned cooperative marketing funds to offset the cost of the POP displays. Because of the lower sales during the first nine months of 2008, there has been a decrease in earned cooperative marketing funds and as a result a decrease in the allocation of those funds by our retail customers for POP displays. Because of the decrease in allocated POP displays, we have not had to incur costs to replenish our inventory of these promotional displays.  Expenses incurred for POP displays decreased $431,000 to $21,000 for the three months ended September 30, 2008, from $452,000 for the three months ended September 30, 2007.  Through cooperative advertising programs, we reimburse our domestic retail customers for certain of their costs of advertising our products in addition to the use of POP displays.  We record these costs in selling and marketing expense at the point in time when we are obligated to our customers for the costs, which is when the related revenues are recognized. Cooperative marketing related costs decreased $277,000 to $206,000 for the three months ended September 30, 2008, from $483,000 for the three months ended September 30, 2007, mainly as a result of the decrease in our domestic sales. We continue to promote our HEELYS-wheeled footwear and brand image through national television advertising campaigns.  During the first quarter of 2008, we ran several television advertising campaigns which included one new commercial.  The new commercial’s  production costs were expensed in the first quarter, but we were able to leverage those costs during the second and third quarters of 2008 by reusing the same creative work with only minor re-editing costs. Sales commissions decreased $446,000 to $666,000 for the three months ended September 30, 2008, from $1.1 million for the three months ended September 30, 2007, mainly as a result of the decrease in domestic net sales. Payroll and payroll related expense increased $288,000 to $631,000 for the three months ended September 30, 2008, from $343,000 for the three months ended September 30, 2007.  This increase was mainly the result of the opening of international sales offices which resulted in a $332,000 increase in related expenses; offset by a $44,000 decrease in cost as a result in changes of the composition of our domestic selling and marketing related staff.

 General and administrative expense.    General and administrative expense increased $1.7 million to $4.1 million for the three months ended September 30, 2008, from $2.4 million for the three months ended September 30, 2007.  Legal, accounting and professional fees increased $456,000 to $975,000 for the three months ended September 30, 2008, from $519,000 for the three months ended September 30, 2007.  This increase was mainly due to legal fees incurred as a result of lawsuits filed in connection with our initial public offering.  It is anticipated that the Company’s directors’ and officers’ insurance policy will cover most of the future legal fees related to these lawsuits after the Company has met the policy’s retention of $350,000.  Payroll and payroll related expense increased $217,000 to $655,000 for the three months ended September 30, 2008, from $437,000 for the three months ended September 30, 2007, (payroll and payroll related expenses attributed to our domestic operations increased $102,000 while internationally our payroll and payroll related expenses increased $115,000).

Operating income (loss).     As a result of the above factors, operating income decreased $8.5 million to $1.1 million for the three months ended September 30, 2008, from income from operations of $9.6 million for the three months ended September 30, 2007.

Other income (expense).   Other income was $57,000 for the three months ended September 30, 2008, which was comprised of interest income of $449,000 and $63,000 due to miscellaneous legal settlements.  These amounts were offset by a foreign currency loss of $455,000.

Income taxes.   We recognized income tax expense of $424,000 during the three months ended September 30, 2008.  We calculated the income tax expense for the quarter based on our actual year-to-date effective tax rate of 20.0%, as allowed by FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods, because we were not able to determine a reliable estimate of our expected annual effective tax rate.  The effective tax rate differs from the federal statutory rate of 35% primarily as a result of nondeductible stock option expense, a decrease in the state tax rate used to determine our deferred tax assets, and an increase in our deferred tax asset valuation allowance.  Income taxes were $3.9 million for the three months ended September 30, 2007, representing an effective income tax rate of 37.0%.

Net income (loss).    As a result of the above factors net income decreased $5.9 million from $6.6 million for the three months ended September 30, 2007, to $755,000 for the three months ended September 30, 2008.

Comparison of the Nine Months Ended September 30, 2008 and Nine Months Ended September 30, 2007

Net sales.    Net sales decreased $118.5 million, or 68.2%, to $55.1 million for the nine months ended September 30, 2008, from $173.6 million for the nine months ended September 30, 2007. This decrease was primarily the result of lower unit sales of our HEELYS-wheeled footwear, which decreased by 3.8 million pairs, or 65.2%, to 2.1 million pairs for the nine months ended September 30, 2008, from 5.9 million pairs for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, 51.0% of our net sales were derived from domestic retail customers, compared to 85.5% for the nine months ended September 30, 2007.

Domestically, our net sales decreased $120.3 million, or 81.0%, to $28.1 million for the nine months ended September 30, 2008 from $148.5 million for the nine months ended September 30, 2007. This decrease was primarily the result of lower unit sales of our HEELYS-wheeled footwear, which decreased by 3.8 million pairs, or 76.4%, to 1.2 million pairs for the nine months ended September 30, 2008 from 5.0 million pairs for the nine months ended September 30, 2007.

Internationally, our net sales increased $1.8 million, or 7.2%, to $27.0 million for the nine months ended September 30, 2008, compared to $25.2 million for the nine months ended September 30, 2007.

Gross profit.    Gross profit decreased $44.8 million to $15.0 million for the nine months ended September 30, 2008 from $59.7 million for the nine months ended September 30, 2007. Our gross margin was 27.1% for the nine months ended September 30, 2008 compared to 34.4% for the nine months ended September 30, 2007. The decrease in gross margin was primarily due to a reduction in the domestic average wholesale selling price and a $1.1 million increase in our domestic and international distribution facility costs.

 Sales and marketing expense.    Sales and marketing expense, excluding commissions, payroll and payroll related expenses, and stock-based compensation expense, increased $224,000 to $4.9 million for the nine months ended September 30, 2008, from $4.7 million for the nine months ended September 30, 2007, mainly due to a $1.1 million increase in consumer advertising and related costs and a $282,000 increase in costs incurred by our international operations; offset by a $628,000 decrease in cooperative marketing related costs and a $754,000 decrease in expenses incurred for point-of-purchase (“POP”) displays. We continue to promote our HEELYS-wheeled footwear and brand image through national television advertising campaigns.  Historically we have limited our consumer advertising during the first quarter of the year.  During the first quarter of 2008, we ran several television advertising campaigns which included one new commercial. The new commercial’s production costs were expensed in the first quarter, but  we were able to leverage those costs during the second  and third quarters by reusing the same creative with only minor re-editing costs. Consumer advertising and related costs for the nine months ended September 30, 2008 were $2.4 million; compared to $1.3 million for the nine months ended September 30, 2007. Through cooperative advertising programs, we reimburse our domestic retail customers for certain of their costs of advertising our products.  Examples of cooperative marketing include POP display materials, television, radio, print, and web based advertising.  We record these costs in selling and marketing expense at the point in time when we are obligated to our customers for the costs, which is when the related revenues are recognized. Cooperative marketing related costs decreased from $1.0 million for the nine months ended September 30, 2007, to $400,000 for the nine months ended September 30, 2008, mainly as a result of the decrease in our domestic sales. Expenses incurred for point-of-purchase displays decreased from $968,000 for the nine months ended September 30, 2007, to $214,000 for the nine months ended September 30, 2008.  Sales commissions decreased $3.2 million from $4.3 million for the nine months ended September 30, 2007, to $ 1.1 for the nine months ended September 30, 2008.  This decrease in commissions is mainly a result of the decrease in domestic net sales. Payroll and payroll related expenses increased $238,000 to $1.5 million for the nine months ended September 30, 2008, from $1.3 million for the nine months ended September 30, 2007. This increase was mainly the result of the opening of our offices in Germany and France.

General and administrative expense.    General and administrative expense increased $1.9 million to $10.0 million for the nine months ended September 30, 2008, from $8.1 million for the nine months ended September 30, 2007. Legal, accounting and other professional fees increased $1.1 million from $1.2 million for the nine months ended September 30, 2007, to $2.3 million for the nine months ended September 30, 2008.  The increase in these fees is mainly the result of legal fees resulting from lawsuits filed in connection with our initial public offering. Other legal and related fees increased $260,000 to $970,000 for the nine months ended September 30, 2008, from $710,000 for the nine months ended September 30, 2007 as we continue to enforce and protect our intellectual property.  During the first quarter of 2008, we entered into an agreement with one of our directors to act as our interim Chief Executive Officer. We paid this individual a monthly fee for his services and during the nine months ended September 30, 2008, we recognized $141,000 of related fees. During the nine months ended September 30, 2008, we recognized $199,000 as a result of the services performed by the executive search firm we engaged to identify a replacement for our then Chief Executive Officer who resigned effective February 1, 2008. Payroll and payroll related expense increased $251,000 to $2.2 million for the nine months ended September 30, 2008, from $2.0 million for the nine months ended September 30, 2007. Payroll and payroll related expenses attributed to our domestic operations decreased $476,000 which was mainly the result of changes in the composition of our general and administrative related staff.  Internationally, our payroll and payroll related expenses increased $727,000 mainly due to the opening of our international headquarters in Belgium during the first quarter of 2008. During the nine months ended September 30, 2007, we incurred $400,000 of costs in connection with the proposed (and subsequently withdrawn) secondary offering by certain of our stockholders in the second quarter of 2007.

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

Operating income (loss).    As a result of the above factors, operating income decreased $44.2 million to a loss from operations of $3.3 million for the nine months ended September 30, 2008, from income from operations of $40.9 million for the nine months ended September 30, 2007.

Other income (expense).   Other income was $1.1 million for the nine months ended September 30, 2008, which was attributable to other income recognized in connection with an agreement we reached during the first quarter of 2008 to settle a pending patent and trademark lawsuit.

Income taxes.    We recognized an income tax benefit of $175,000 for the nine months ended September 30, 2008, representing an effective income tax rate of 20.0%, compared to income tax expense of $15.5 million for the nine months ended September 30, 2007, representing an effective income tax rate of 35.8%.  The effective tax rate differs from the federal statutory rate of 35% primarily as a result of nondeductible stock option expense, a decrease in the state tax rate used to determine our deferred tax assets, and an increase in our deferred tax valuation allowance.

Net income (loss).    As a result of the above factors we reported a net loss of $686,000 for the nine months ended September 30, 2008 compared to a $27.9 million net income for the nine months ended September 30, 2007.

Liquidity and Capital Resources

Our primary cash need is for working capital, which we generally finance with cash flow from operating activities and cash on hand. In December 2006, we completed an initial public offering of our common stock. The net proceeds to us were approximately $58.8 million, after deducting an aggregate of $4.6 million in underwriting discounts and commissions and $2.2 million in other expenses incurred in connection with the offering. We used $8.5 million of these proceeds to repay amounts outstanding under our revolving credit facility in 2006, and $28.5 million for the payment of income taxes. We intend to use the remaining proceeds to fund infrastructure improvements, including expanding and upgrading our information technology systems; acquire complementary companies or products; hire new employees; fund marketing and advertising programs and product development; expand our international operations; and for other general corporate and working capital needs.

These sources of liquidity may be impacted by fluctuations in demand for our products, investments in our infrastructure and expenditures on marketing and advertising.

The table below sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Nine Months Ended September 30,
	2007	2008
	(in thousands)
Cash and cash equivalents at beginning of period	$54,184	$98,771
Cash provided by (used in) operating activities	37,074	(5,651)
Cash used in investing activities	(950)	(2,324)
Cash (used in) provided by financing activities	(950)	2,010
Effect of exchange rate changes on cash and cash equivalents	—	435
Cash and cash equivalents at end of period	$89,358	$93,241

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

For the nine months ended September 30, 2008, cash used in operating activities was $5.7 million compared to $37.1 million provided by operating activities for the nine months ended September 30, 2007.  Cash used in operating activities for the nine months ended September 30, 2008, was primarily related to a net loss of $686,000 adjusted for non-cash items including depreciation and amortization expense of $463,000, stock-based compensation expense of $928,000 (including $207,000 recognized in connection with the resignation of our former CEO effective February 1, 2008), a $1.9 million decrease in deferred income taxes, and a $8.3 million increase in net working capital.  The increase in net working capital was primarily due to:

•

$5.3 million increase in accounts receivable, net of allowances, which is comprised of an increase of $4.8 million in accounts receivable and a $539,000 decrease in allowances for marketing discretionary funds, customer returns, customer returns, cooperative advertising allowances, and doubtful accounts.  The increase in accounts receivable and allowances was mainly due to the opening of our international office, seasonality and timing.

•

$3.4 million increase in inventory and inventory in transit.  The increase in inventory is due to the Company’s strategy to maintain inventory to support retailers “at once” orders as retailers continue to be cautious with their inventory levels resulting in fewer preorders and less lead time when orders are placed. Additionally, the increase is due in part to seasonality and timing due to build up of inventory for holiday orders.

•

$2.9 million net increase in income tax receivable (payable) which is comprised of a $2.7 million increase to income taxes receivable and a decrease of $223,000 to income taxes payable.  The decrease in income taxes payable was the result of the payment of taxes due to the State of California, offset by estimated taxes due to foreign jurisdictions. The increase in income taxes receivable resulted from estimated tax payments exceeding estimated tax liabilities for our domestic operations.

•

$711,000 decrease in prepaid assets and other current assets which is mainly the result of a $936,000 decrease in prepaid insurance offset by an increase in other receivables in the amount of $263,000.

•	$5.3 million increase in accounts payable primarily the result of timing related to inventory in transit.

•

$2.6 million decrease in accrued expenses mainly due to a $3.2 million decrease in estimated credits due customers and return allowances which is mainly due to realization of estimated credits accrued for at December 31, 2007, offset by $783,000 in accrued liabilities related to terminated distributorship agreements.  The balance of the change in accrued expenses is mainly due to timing.

•

$391,000 in accrued severance (net of payments made during the nine months ended September 30, 2008) resulting from the resignation of our former Chief Executive Officer effective February 1, 2008. Under the severance agreement, the former CEO is entitled to receive total severance of approximately $470,000, payable in ten semi-monthly installments of approximately $17,000 which began six months after the date of the Severance Agreement, followed by one lump sum payment of $300,000 payable in January 2009 and up to 14 months of reimbursements for health and life insurance.

•	$1.4 million increase in other long term liabilities resulting from the termination of distributorship agreements during the year.

Investing activities generally relate to investments in capital expenditures and patents and trademarks. Capital expenditures are primarily related to leasehold improvements, furniture and fixtures, computer equipment, warehouse equipment and product molds and designs.  Cash used in investing activities increased $1.4 million to $2.3 million for the nine months ended September 30, 2008, from $950,000 for the nine months ended September 30, 2007. This increased use of cash during the nine months ended September 30, 2008 was primarily the result of the termination of distributorship agreements during the period.   Effective March 31, 2008 and April 30, 2008, we entered into agreements to terminate our current arrangements regarding the distribution of Heelys-branded footwear and products in the Germany and Austria territories and in the France, Monaco and Andorra territories, respectively, allowing us, through our Belgian subsidiary, to market our products directly in these countries.  In connection with these terminations we recognized intangibles totaling $3.7 million (2.4 million Euro).  As of September 30, 2008, we paid $1.9 million (1.2 million Euro) in connection with these terminations with the balance of $1.6 million (1.1 million Euro) to be paid out over time in accordance with the terms of the agreements.  The balance of the cash used in investing activities for the nine months ended September 30, 2008 was due to the opening of our offices in Belgium, Germany and France as well as for upgrades to our information technology systems.  Cash used during the nine months ended September 30, 2007, was mainly for leasehold improvements to our offices in Carrollton, Texas to expand our office space and for the purchase of office equipment and furniture and fixtures to accommodate increased headcount.

For the nine months ended September 30, 2008, net cash provided by financing activities was $2.0 million compared to cash used in financing activities of $950,000 for the nine months ended September 30, 2007.  The $2.0 million cash provided by financing activities for the nine months ended September 30, 2008, was the result of stock option exercises during the period.  For the nine months ended September 30, 2007, net cash used in financing activities was primarily the result of the payment of $1.1 million of liabilities incurred in connection with our initial public offering, which we closed in December 2006.

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

In September 2007, we entered into a $2,000,000 revolving credit facility with JPMorgan Chase Bank, N.A. which expires June 30, 2009. Indebtedness under this revolving credit facility bears interest at a floating rate of interest based on either the prime rate quoted by JPMorgan Chase Bank, N.A. or an adjusted LIBOR rate. This revolving credit facility contains various restrictive covenants including (i) an obligation for us to maintain a tangible net worth of at least $75 million and (ii) a prohibition against us incurring any other indebtedness for borrowed money. We are also prohibited from creating or permitting any lien, encumbrances or other security interest on our accounts receivable or inventory. There were no borrowings under this revolving credit facility during the nine months ended September 30, 2008.

An irrevocable standby letter of credit in the amount of $50,000 was outstanding in favor of the landlord for our corporate headquarters. The landlord could draw upon this letter of credit if we were in default under the lease. The letter of credit expired on March 1, 2008.

Contractual Obligations and Commercial Commitments

As of September 30, 2008, there were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Vulnerability Due to Customer Concentration

For the nine months ended September 30, 2008, no retail customer or independent distributor accounted for 10% or more of our net sales.  For the nine months ended September 30, 2007, Finish Line and Journeys represented 13.3% and 9.9% of our net sales, respectively.  No other retail customer or independent distributor accounted for 10% or more of our net sales in either of these periods.  We anticipate that our net sales may remain concentrated for the foreseeable future. If any of our significant retail customers or independent distributors decreases its purchases of our products or stops purchasing our products our net sales and results of operations could be adversely affected.

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

Goodwill and Other Intangible Assets.     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and intangible assets with indefinite lives are not amortized but are instead measured for impairment at least annually, or when events indicate that an impairment might exists. As required by SFAS 142, in our impairment tests for goodwill and other indefinite-lived intangible assets, we compare the estimated fair value of goodwill and other intangible assets to the carrying value. If the carrying value exceeds our estimate of fair value, we calculate impairment as the excess of the carrying value over our estimate of fair value. Our estimates of fair value utilized in goodwill and other indefinite-lived intangible asset tests may be based upon a number of factors, including our assumptions about the expected future operating performance of our reporting units. Our estimates may change in future periods due to, among other things, technological change, economic conditions, changes to our business operations or inability to meet business plans. Such changes may result in impairment charges recorded in future periods. Any impairment charge related to goodwill would be classified as a separate line item on our consolidated statement of operations for amounts necessary to reduce the carrying value of the asset to fair value.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, (“SFAS 157”).  Effective January 1, 2008, we adopted SFAS 157.  In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of SFAS 157 for certain nonfinancial assets and liabilities, including fair value measurements under SFAS 141 and SFAS 142 of goodwill and other intangible assets, to fiscal years beginning after November 15, 2008.  Therefore, we have adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of September 30, 2008, we did not hold any assets or liabilities that are required to be measured at fair value on a recurring basis, and therefore the adoption of the respective provisions of SFAS 157 did not have a material impact on our condensed consolidated financial statements.

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

During the first quarter of 2008, we opened an office in Belgium to focus on expanding our international opportunities by working more closely with our distributors, establishing relationships with distributors in new international markets and, in selective markets, selling our products direct to retail customers. We recently entered into agreements with two of our international distributors whereby we terminated their rights to distribute our products in their specified territories.  The agreement with our distributor for Germany and Austria was effective March 31, 2008, for distribution rights in Germany and Austria.  The agreement with our distributor for France, Monaco and Andorra was effective April 30, 2008, for distribution rights in France, Monaco and Andorra.  Our Belgium office took over the distribution of our products in Germany and Austria effective April 1, 2008 and in France, Monaco and Andorra effective May 1, 2008.  Effective April 1, 2008, our subsidiary Heeling Sports EMEA became responsible for sales to our independent distributors in EMEA (Europe, Middle East and Africa).  Sales to our customers in Germany, Austria, France, Monaco and Andorra are denominated in Euro.  Sales to our independent distributors in the other EMEA countries are denominated in U.S. dollars.  Sales to our independent distributors in non-EMEA territories will continue to be processed at our office in Carrollton, Texas and denominated in U.S. dollars.  Payments are required to be made in the same currency as invoiced.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) as of September 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2008 were effective.

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

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

The Company, its former Chief Executive Officer, its former Chief Financial Officer, and its directors who signed the Company’s registration statement filed with the Securities and Exchange Commission in connection with our December 7, 2006 initial public offering (the “IPO”)—along with Capital Southwest Corporation, Capital Southwest Venture Corporation and the underwriters for the IPO—are defendants in a lawsuit originally filed on August 27, 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Brian Rines, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased the Company’s common stock pursuant to or traceable to the IPO registration statement. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Four similar lawsuits were also filed in September and October 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Vulcan Lee, John Avila, Gerald Markey, and Robert Eiron on behalf of the same plaintiff class, making substantially similar allegations under Sections 11, 12, and 15 of the Securities Act of 1933, and seeking substantially similar damages. These lawsuits have been transferred to a single judge and have been consolidated into a single action. Lead plaintiffs and lead counsel have been appointed. An amended consolidated complaint was filed on March 11, 2008. The amended complaint alleges that the prospectus used in connection with our IPO contained misstatements of material fact or omitted to state material facts necessary in order to make the statements made not misleading relating to among other allegations, safety concerns and injuries associated with our products and their alleged impact on demand, visibility into our sales channel and competition from knockoffs, in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and requests substantially similar damages and relief as previously mentioned.  On August 14, 2008, the Court denied Defendants’ motions to dismiss the amended complaint.  Discovery is proceeding, and trial has been scheduled for February 2010.   While the Company cannot predict the outcome of these matters, the Company believes that the plaintiffs’ claims are without merit, denies the allegations in the complaints, and the Company intends to vigorously defend the lawsuits. If any of these matters were successfully asserted against the Company, there could be a material adverse effect on the Company’s financial position, cash flows or results of operations.

On October 3, 2007 and October 24, 2007, in the United States District Court for the Northern District of Texas, Dallas Division, Jack Freeman and Brian Mossman, respectively brought shareholders’ derivative actions, for the Company’s benefit, as nominal defendant, against the Company’s former Chief Executive Officer, the Company’s former Director of Research and Development, the Company’s former Chief Financial Officer, the Company’s former Senior Vice President and certain current and former members of the Company’s board of directors. The Company is a nominal defendant, and the complaints do not seek any damages against the Company. The complaints allege violations of Sections 11, 12(a)(2), and 14(a) of the Securities Act of 1933 and breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named defendants. The complaints seek unspecified amounts of compensatory damages, voiding the election of the director defendants, as well as interest and costs, including legal fees from the defendants. The Company is a nominal defendant, and the complaint does not seek any damages against the Company; however, the Company may have indemnification obligations to one or more of the defendants under the Company organizational documents.  The derivative claims have been transferred to a single judge and have been consolidated into a single derivative claim. An amended consolidated complaint making substantially similar allegations and claims for damages was filed on March 14, 2008. On August 14, 2008, the Court denied Defendants’ motions to dismiss the amended complaint.  Discovery is proceeding, and trial has been scheduled for March 2010.

The Company, its former Chief Executive Officer, its former Chief Financial Officer, and its directors who signed the Company’s registration statement filed with the Securities and Exchange Commission in connection with our December 7, 2006 initial public offering (the “IPO”)—along with Capital Southwest Corporation, Capital Southwest Venture Corporation and the underwriters for the IPO—are defendants in a lawsuit originally filed on May 16, 2008 by individual shareholder Carl Dick in the County Court of Law No. 1, Dallas County, Texas.  This lawsuit asserts claims that are substantially similar to those asserted in the consolidated class action described above.  Plaintiff alleges that he purchased over 600,000 shares of Heelys for approximately $17.4 million, which he seeks to recover plus interest, costs, and attorney fees.  Plaintiff claims to have sold his stock for a loss of approximately $11 million.  The petition alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and Sections 33(A), (C), and (F) of the Texas Securities Act.   Defendants withdrew their previously-filed special exceptions to Plaintiff’s petition on seeking to have all claims dismissed, and discovery in this case is proceeding.  The Company expects that trial in this matter will be scheduled for October 2009.  While the Company cannot predict the outcome of this matter, the Company believes that the plaintiff’s claims are without merit, denies the allegations in the complaints, and the Company intends to vigorously defend the lawsuits. If this matter were successfully asserted against the Company, there could be a material adverse effect on the Company’s financial position, cash flows or results of operations.

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

The net proceeds to us from the offering were approximately $58.8 million, after deducting underwriting discounts and commissions and other expenses incurred in connection with the offering. As of September 30, 2008, we used $8.5 million of these proceeds in December 2006 to repay amounts outstanding under our revolving credit facility and $28.5 million for working capital purposes ($8.5 million in December 2006, $19.2 million during 2007 and $0.8 million during the first three quarters of 2008). We intend to use the remaining proceeds to fund infrastructure improvements, including expanding and upgrading our information technology systems; acquire complementary companies or products; hire new employees; fund marketing and advertising programs and product development; expand our international operations; and for other general corporate and working capital needs.

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

Item 4.      Submission of Matters to a Vote of Security Holders

None.

Item 5.      Other Information

None.

Item 6.      Exhibits

Exhibit No.	Description

10.1

Executive Employment Agreement, dated as of July 17, 2008, between Heeling Sports Limited and Donald K. Carroll (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K/A filed on July 23, 2008).*

10.2

Amendment No. 2 to the Heelys, Inc. 2006 Stock Incentive Plan effective as of May 31, 2008 (incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-8 filed on August 11, 2008).*

10.3

Executive Employment Agreement, dated as of August 29, 2008, between Heeling Sports Limited and Lisa K. Peterson (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K/A filed on September 4, 2008).*

10.4

Executive Employment Agreement, dated as of August 29, 2008, between Heeling Sports Limited and John Benton Price (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K/A filed on September 4, 2008).*

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

HEELYS, INC.

Date: November 7, 2008	By:	/s/ DONALD K. CARROLL
Donald K. Carroll
Chief Executive Officer

HEELYS, INC.

Date: November 7, 2008	By:	/s/ LISA K. PETERSON
Lisa K. Peterson
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1

Executive Employment Agreement, dated as of July 17, 2008, between Heeling Sports Limited and Donald K. Carroll (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K/A filed on July 23, 2008).*

10.2

Amendment No. 2 to the Heelys, Inc. 2006 Stock Incentive Plan effective as of May 31, 2008 (incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-8 filed on August 11, 2008).*

10.3

Executive Employment Agreement, dated as of August 29, 2008, between Heeling Sports Limited and Lisa K. Peterson (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K/A filed on September 4, 2008).*

10.4

Executive Employment Agreement, dated as of August 29, 2008, between Heeling Sports Limited and John Benton Price (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K/A filed on September 4, 2008).*

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