Form 10-K
period 2008-12-31
Heelys, Inc.
filed 2009-03-31
CIK 1373980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐    No ☒

         As of June 30, 2008, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $42,139,000 (based upon the closing price for the registrant's common stock on The Nasdaq Global Market of $4.06 per share). For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 5% of the registrant's common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

         As of March 20, 2009, there were 27,571,052 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2009, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

Overview

        We are a designer, marketer and distributor of innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. Our primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS-wheeled footwear allows the user to seamlessly transition from walking or running to rolling by shifting weight to the heel. Users can transform HEELYS-wheeled footwear into street footwear by removing the wheel. We believe our distinctive product offering and our HEELYS brand is synonymous with a popular lifestyle activity. We were initially incorporated as Heeling, Inc. in Nevada in 2000 and were reincorporated in Delaware in August 2006 and changed our name to Heelys, Inc. Through our general and limited partner interests, we own 100% of Heeling Sports Limited, a Texas limited partnership, which was formed in May 2000. In February 2008, we formed Heeling Sports EMEA SPRL, a Belgium corporation and indirect wholly-owned subsidiary, with offices in Brussels, Belgium, to manage our European operations.

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

Our Business

        We currently offer HEELYS-wheeled footwear in the United States and certain other countries. Heelys-wheeled footwear is protected by numerous patents and trademarks. In 2008, approximately 98% of our net sales was derived from the sale of our HEELYS-wheeled footwear. The remainder of our net sales was derived from branded accessories, such as replacement wheels, helmets and other protective gear.

        We sell our products through distribution channels that generally merchandise our products in a manner that we believe enhances and protects our HEELYS brand image. Domestically, our products can be purchased from full-line sporting goods retailers such as The Sports Authority, Academy, Big 5, Modell's and Hibbett Sports; specialty apparel and footwear retailers, such as The Finish Line and Journeys; and family footwear stores, such as Famous Footwear and Shoe Carnival. Our products can also be purchased from select online retailers such as Zappos.com. In 2008, we distributed certain styles through discount retailers such as Marshalls and Ross in order of dispose of excess inventory. In 2008, 52.4% of our net sales were derived from retailers in the United States. Historically, our products have been sold internationally through independent distributors with exclusive rights to specified international territories. During the first quarter of 2008, our Belgian subsidiary opened an office in Belgium to focus on expanding our international opportunities by working more closely with our distributors, establishing relationships with distributors in new international markets and, in select markets, selling our products direct to retail customers. Effective as of March 31, 2008 and April 30, 2008, respectively, we entered into agreements with our distributor in Germany and Austria and our distributor in France, Monaco and Andorra whereby we terminated their rights to distribute our products in their specified territories. Our Belgian subsidiary took over the distribution of our products in Germany and Austria effective April 1, 2008 and in France, Monaco and Andorra effective May 1, 2008.

        In January 2008, we opened a representative office in Qingdao, China. This office serves multiple sourcing functions including quality control, price negotiation, logistics and product development. We believe our Qingdao office will help us improve our research and development efforts, enhance communication between us and our distribution and manufacturing partners and give us more direct control over the manufacturing and sourcing process.

Target Market

        The growth and longstanding popularity of skateboarding, inline skating, roller skating and scooter riding reflect consumers' interest in wheeled sports activities. For example, skateboarding and inline skating have remained a part of youth culture for more than 40 and 25 years, respectively. Our HEELYS-wheeled footwear, which we believe has broad patent protection relative to other wheeled sports products, appeals to many of these same consumers.

        We believe that our products appeal to a broad range of young, active consumers around the world who enjoy wheeled sports activities. Our primary market is six to fourteen year-old boys and girls and we believe we benefit from greater repeat purchases by such consumers relative to other wheeled sports products, driven by the natural replacement cycle of children's footwear.

Business Strengths

        We believe that we have the following business strengths:

  •
  Strong Brand Recognition.  We believe that our brand awareness is a significant competitive strength. We have positioned the HEELYS brand to represent a fun, youthful and active image with a following among consumers in our target market.

  •
  Appealing, High-Quality Products.  We strive to provide high-quality, stylish products. We carefully select our independent manufacturers and monitor their manufacturing process to ensure the quality of their finished goods. To stimulate demand for our products and encourage repeat purchases by consumers, we endeavor to consistently offer a line of wheeled footwear that combines style, comfort and high-quality components, specially formulated polyurethane wheels and abrasion-resistant outsoles and upper materials. We have generally introduced more than 20 standard styles each year in an attempt to respond to changing consumer tastes and preferences.

  •
  Focus on Innovation with Intellectual Property Protection.  Our innovative HEELYS-wheeled footwear is highly differentiated from other wheeled sports products and athletic footwear. We believe that our patents and pending patent applications enable us to maintain this differentiation. We own more than 85 issued patents and pending patent applications in more than 25 countries, of which more than 55 are related to wheeled footwear. We also have more than 80 registered trademarks and pending trademark applications with rights in more than 60 countries.

  •
  In-Depth Understanding of Our Target Market.  We employ a grass-roots marketing model that enables us to regularly interact with and maintain an in-depth understanding of our target market. In 2008, we coordinated in-store clinics and demonstrations and competitions at skate parks, allowing us to communicate our brand message in an interactive, fun environment. In addition, we use online marketing techniques to supplement our marketing communications strategy. We also sponsor "team skaters" to showcase HEELYS-wheeled footwear in high-traffic, public areas. Through these multifaceted interactions with our target consumers, we continually refine our understanding of their evolving preferences which we intend to use to develop new HEELYS-wheeled footwear models.

  •
  Value Proposition for Retail Customers.  We believe that our differentiated product offering and brand name have historically represented a compelling value proposition for our retail customers. Under normal economic conditions, our products have typically sold at retail for a price higher than most other youth branded athletic footwear. We believe our suggested retail prices allow our retail customers to achieve good sell-through and sales volumes with attractive margins.

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

Products

        Our primary product is HEELYS-wheeled footwear, patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS-wheeled footwear allows the user to seamlessly transition from walking or running to rolling by shifting weight to the heel. Users can remove the wheel to transform HEELYS-wheeled footwear into street footwear. HEELYS-wheeled footwear is offered in more than 20 styles, incorporating various comfort and performance features and colors at multiple retail price points. We traditionally offer a new line of HEELYS-wheeled footwear twice each year for the spring/summer selling season and the back-to-school / holiday selling seasons.

        HEELYS-wheeled footwear can be classified into the following three categories:

  Single-Wheel.    Our single-wheel HEELYS-wheeled footwear has one detachable wheel and are available in various sizes for men, women and children. We offer wheels of various performance capabilities in order to appeal to beginners and advanced users. In addition to offering standard styles, we collaborate with certain of our retail customers to develop HEELYS-wheeled footwear styles that these retail customers have the exclusive rights to sell. This special make-up program enables these customers to differentiate their HEELYS-wheeled footwear product offering and allows us to broaden our product range. In 2008, single-wheel HEELYS-wheeled footwear represented approximately 94.5% of our net sales.

  Two-Wheel.    Our two-wheel HEELYS-wheeled footwear includes two detachable wheels, are designed for novice users and are offered only in children's sizes. This category represented approximately 3.7% of our net sales in 2008.

  Grind-and-Roll.    Grind-and-roll HEELYS-wheeled footwear represents our highest performance category and are preferred by enthusiasts seeking a challenging and exciting action sports experience. This category features a single detachable wheel and a patented, hard nylon plate in the arch, enabling the consumer to slide, or "grind," on hand railings and other similar surfaces. Consumers can use our grind-and-roll HEELYS-wheeled footwear to perform distinctive maneuvers, similar to those performed by skateboarders and inline skaters. The grind-and-roll category represented approximately 1.8% of our net sales in 2008.

Product Design and Development

        We attempt to update and refine our product offerings in response to evolving consumer preferences. We believe that introducing new products, performance features and designs better positions us to achieve targeted price points, drive incremental consumer demand for our products, and encourage repeat purchases. We attempt to monitor changing consumer trends and identify new product opportunities through contact with our target consumers, dialogue between our sales representatives and our retail customers and input from our sponsored "team skaters," some of whom are paid to use and promote our products.

        Our product development efforts include both incremental improvements to our existing products and entirely new technologies aimed at increasing the overall visual appeal and product function while simultaneously lowering our production costs.

Sales

        We control the distribution of our products in an effort to protect our HEELYS brand and maintain our targeted price points. We sell our products domestically directly to retail customers and internationally we have traditionally sold our products through independent distributors. During the first quarter of 2008, our Belgian subsidiary opened an office in Belgium to focus on expanding our international opportunities by working more closely with our distributors, establishing relationships with distributors in new international markets and, in select markets, selling our products direct to retail customers. Effective as of March 31, 2008 and April 30, 2008, respectively, we entered into agreements with our distributor in Germany and Austria and our distributor in France, Monaco and Andorra whereby we terminated their rights to distribute our products in their specified territories. Our Belgian subsidiary took over the distribution of our products in Germany and Austria effective April 1, 2008 and in France, Monaco and Andorra effective May 1, 2008.

        Currently, we do not sell our products to traditional mass merchants or directly to consumers, although in 2008 and continuing into 2009 we sell certain styles to select discount retailers in order to dispose of excess inventory.

Domestic Sales

        Our products are sold through retail customers, including a variety of full-line sporting goods retailers, specialty apparel and footwear retailers, select department stores, family footwear stores and select online retailers. We attempt to choose retail customers who appeal to our target market and who are able and willing to merchandise our products in a manner that we believe is consistent with our brand message and positioning. The Sports Authority, Academy, Big 5, Modell's, Hibbett Sports, The Finish Line, Journeys, Famous Footwear, Shoe Carnival, and Zappos.com are examples of our domestic retail customers. In 2006, 2007 and 2008, our domestic net sales were $161.3 million, $153.0 million, and $37.1 million respectively, representing 85.7%, 83.4% and 52.4% of our total net sales, respectively.

        We intend to actively manage our domestic distribution by controlling the number of stores in which HEELYS-wheeled footwear is sold. We elected to reduce the number of stores offering Heelys in 2008 to better balance supply and demand. When market conditions are favorable, we will consider adding new retail customers and additional doors to enhance our existing geographical distribution.

        We are committed to providing the highest levels of service to our retail customers. Our domestic retail accounts are served by a national sales force of 27 sales representatives who are employed by 3 independent sales agencies. Each independent sales agency is assigned an exclusive territory and is compensated on a commission basis. This external sales force is responsible for substantially all of our domestic sales.

International Sales

        As of December 31, 2008, we offered our products internationally through 31 independent distributors, each of which has exclusive rights to a designated territory. In 2008, our largest international territories managed by independent distributors, were the Middle East and Japan, which accounted for 6.3% and 5.1% of our total net sales, respectively. We select our independent distributors based on their relationships with appropriate retailers, their ability to effectively represent the HEELYS brand and their execution of our distribution strategy. In order to maintain a consistent brand image throughout the world, we provide marketing, distribution and product training support to our independent distributors. Each distributor must meet minimum sales goals and is responsible for funding its local marketing campaigns, maintaining its own inventory and providing sufficient sales, distribution and customer service infrastructure.

        During the first quarter of 2008, our Belgian subsidiary opened an office in Belgium, with branch offices in Germany and France, in order to focus on expanding our international opportunities by working more closely with our distributors, establishing relationships with distributors in new international markets and, in select markets, selling our products direct to retail customers. Effective as of March 31, 2008 and April 30, 2008, respectively, we entered into agreements with our distributor in Germany and Austria and our distributor in France, Monaco and Andorra whereby we terminated their rights to distribute our products in their specified territories. Our Belgian subsidiary took over the distribution of our products in Germany and Austria effective April 1, 2008 and in France, Monaco and Andorra effective May 1, 2008. In 2008, the German and France territories accounted for 6.0% and 7.7% of our net sales, respectively.

        In 2006, 2007 and 2008, our international net sales were $26.9 million, $30.5 million, and $33.6 million, respectively, representing 14.3%, 16.6% and 47.6% of our total net sales, respectively. In 2004, Japan accounted for 19.4% of our total net sales. Since 2004, no country other than the United States has accounted for 10% or more of our net sales. We believe that international distribution represents a growth opportunity for us that we intend to take advantage of by encouraging our existing distributors to expand their market presence, by establishing relationships with distributors in new international markets and, in select markets, selling our products direct to retail customers.

        In our international markets we employ 3rd party distributors in most countries and they have their own direct and independent sales representatives. In our direct international markets of Germany and France, we utilize both employees (4) and independent sales representatives (15).

Principal Customers

        In 2006, Journeys accounted for 12.7% of our net sales. In 2007, Finish Line represented 13.2% of our net sales. In 2008, Journeys accounted for 9.9% of our net sales. No other retail customer or independent distributor accounted for 10% or more of our net sales in any of these periods.

Marketing

        Our marketing strategy is to position our products and the HEELYS brand to represent a lifestyle that includes excitement, individuality and the unique culture of action sports. We utilize a multi-faceted strategy to promote awareness of and generate demand for the HEELYS brand. This strategy includes mass advertising, point-of-purchase, or "POP," displays, product placement, public relations and event marketing activities. While we fund the cost of these activities domestically, as well as in our direct distribution international markets, our international independent distributors are solely responsible for these costs in their markets.

Television Advertising

        Television advertisements have traditionally been an important and effective tool for increasing awareness of our brand and products among our target consumers because these advertisements allow us to show consumers HEELYS-wheeled footwear in action. Advertisements have aired nationally and in selected regions of the United States and Europe during our primary selling seasons. As part of our regional television advertising strategy, we typically feature the name of a local retail customer at the end of our television advertisements. This tactic is intended to drive consumers to specific retail customers and has allowed us to evaluate the effectiveness of our advertising.

Point-of-Purchase Displays

        Many of our retail customers have committed valuable floor space to HEELYS branded POP displays. When the opportunity presents itself, we supply custom POP solutions that best fit both our needs and those of our retail customers. Through the use of these POP displays, we are able to present the HEELYS brand message to consumers in a consistent manner and sometimes increase our shelf space in our retail customers' locations.

Product Placement

        Because kids, tweens and teens look to celebrities, musicians and other stars for inspiration and fashion cues, we have hired an outside product placement agency to help us identify and secure "product in-use" opportunities for our domestic markets ranging from feature films to television to celebrity endorsement. We believe that product placement activities enable us to build awareness of and demand for our products in a cost-effective manner.

Cooperative Marketing

        In partnership with our domestic retailers, we offer cooperative marketing support. Our cooperative marketing initiatives are aimed at increasing overall demand for HEELYS as well as driving HEELYS sales to our key retail partners. Examples of cooperative marketing include company approved POP display materials, television, radio, print, and web based advertising, gift with purchase promotions, and customized event marketing demonstrations. We will continue to collaboratively work with our retail partners in an effort to drive the overall awareness and demand for HEELYS.

Website

        In 2008, we hired an outside website development agency to assist us in redesigning and upgrading the www.heelys.com website. The project is ongoing with the goal of providing an interesting, informative and fun site for the online community of HEELYS users. The website also offers updated product and store location information, safety information, skating etiquette, instructions on how to heel and how to perform new tricks and maneuvers, and other relevant information to provide for the safe, fun and responsible use of our products.

Manufacturing and Sourcing

        We do not own or operate any manufacturing facilities and we purchase our products as finished goods from independent manufacturers. We do not have any long-term manufacturing contracts, choosing instead to retain the flexibility to change our manufacturing sources if necessary. We believe that alternate manufacturing sources are available at comparable costs to those we currently utilize.

        We monitor all aspects of the production of our HEELYS-wheeled footwear, including the development and manufacturing of prototypes, initial production runs and final product manufacturing. We perform an array of inspection procedures at various stages of the production process, including examination and testing of raw materials and components prior to manufacture, work-in-process at various stages of production and finished goods prior to shipment. Historically, our defective return rate has been less than 1.0% of our net sales.

        In January 2008, we opened a representative office in Qingdao, China. This office serves multiple sourcing functions including quality control, price negotiation, logistics and product development. We believe our Qingdao office will help us improve our research and development efforts, enhance communication between us and our distribution and manufacturing partners and give us more direct control over the manufacturing and sourcing process. Prior to 2008, Boss Technical Services, an independent sourcing agent, helped us identify and develop relationships with manufacturers of our footwear products and provided quality inspection, testing, logistics and product development and design assistance. We paid for these services on a commission basis.

Order Fulfillment and Inventory Management

        Our products are inspected, bar coded and packaged by our independent manufacturers. Our independent manufacturers mark, label and pre-ticket our products for certain of our larger retail customers. The product is then transported either to Long Beach, California, to a third-party distribution facility in Belgium, or directly to the customer.

        For products shipped to the United States, after the products clear U.S. customs, we use an independent freight forwarder and customs broker to ship them via rail by container to our distribution center located in Carrollton, Texas or directly to our retail customers. During 2007 and 2008, we also shipped products to a warehouse in San Pedro, California which was managed by a third party logistics provider. In 2009, we are no longer using this third party logistic provider in California. Upon receipt at our warehouse, merchandise is inspected and recorded in our management information systems and packaged for delivery. We maintain electronic data interchange, or "EDI," connections with many of our larger retail customers in order to automate order tracking and inventory management.

        Prior to establishing our Belgian subsidiary, substantially all of our products destined for international distribution were sent directly by our independent manufacturers to our independent distributors. After our Belgian subsidiary opened an office in Belgium they expanded the use of a third-party distribution facility in Belgium to help facilitate fulfillment of orders to international customers, and now some products destined for sale by our Belgian subsidiary are sent to this third-party distribution facility.

        To allow us to better plan our production volume with our manufacturers, we offer our retail customers discount incentives to place advance orders. Historically, we received most of our orders three to four months in advance of the scheduled delivery dates. In the second half of 2007 and continuing in 2008, our retail customers were and still are being cautious when placing orders and have shifted towards shorter lead times and at-once inventory purchases. This has transferred more of the risk of purchasing and carrying inventory to us. We seek to manage our inventory risk, by monitoring available sell-through data and seeking input on anticipated consumer demand from our retail customers.

Intellectual Property—Patents and Trademarks

        We have both domestic and international patent coverage for the technology incorporated in our HEELYS-wheeled footwear and own more than 85 issued patents and pending patent applications in more than 25 countries, of which more than 55 are related to wheeled footwear. Our first patent was a method patent that was issued in June 2002 and includes coverage for wheeled footwear, including HEELYS-wheeled footwear, with a wheel in the heel that allows the user to transition from walking or running to rolling by shifting weight to at least one wheel in the heel. We also own a variety of trademarks, with more than 80 registered and pending trademarks with rights in more than 60 countries.

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

Seasonality

        Similar to other vendors of footwear products, sales of our products are subject to seasonality. There are three major buying seasons in footwear: spring/summer, back-to-school and holiday. We offer two primary lines: spring/summer and a combined back-to-school/holiday line. A few new styles will typically be added for holiday. Shipments for spring/summer take place during the first quarter and early weeks of the second quarter, shipments for back-to-school generally begin in May and finish in late August and shipments for the holiday season begin in October and finish in early December. Historically, we have experienced greater revenues in the second half of the year than those in the first half due to a concentration of shopping around the back-to-school and holiday seasons.

        During the second half of 2007, we experienced challenges related primarily to higher than expected inventory positions of product at many of our domestic accounts as weekly unit sales were lower than internal projections of many of our domestic retail customers, which had a significant adverse effect on our results for the second half of 2007. We believe that this was attributed to: (1) aggressive sell-through expectations of some of our domestic retailers going into the summer months and (2) retail softness in footwear and apparel. Certain of our major retailers were reluctant to place significant fourth quarter 2007 orders until their current inventory was reduced to their targeted levels. We also saw decreased prices on our products at certain of our retailers in the fourth quarter of 2007 and continuing into 2008. These factors led us to work closely with each of our key retail customers to assist them in managing their inventory and sell-through. This included providing marketing discretionary funds, rescheduling orders to later dates, accepting cancellations, increasing marketing, promotion and advertising support, and accepting returns.

        While inventory levels at many of our domestic retailers decreased during 2008, we continued to see decreased retail prices on many of our products during a difficult footwear and apparel environment. Many retailers were reluctant to place orders which resulted in decreased sales. We expect our retail customers to continue to be more cautious when placing future orders and to shift toward shorter lead times and at-once inventory purchases. Additionally, we expect to continue to provide marketing, promotional and advertising support to our retail customers to promote the sell-through of our products and monitor inventory levels at our retail customers in an effort to manage the balance between supply and demand in the retail channel. Results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Employees

        As of December 31, 2008, we employed a total of 63 full-time employees. We also employ temporary warehouse employees during peak shipment periods. We are not a party to any labor agreements and none of our employees are represented by a labor union.

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

Information Technology Systems

        Our information technology systems are designed to provide us with, among other things, comprehensive order processing, production, accounting and management information for the sourcing, importing, distribution and marketing aspects of our business. We maintain an EDI system that provides a computer link between us and certain of our customers, which enables us to monitor their purchases, inventory and retail sales and also improves our efficiency in responding to their needs. We believe our information technology systems are sufficient to meet our anticipated needs for the foreseeable future. However, we will continue to assess the need to expand and upgrade our information technology systems to support actual or expected future needs.

Competition

        We compete with companies that focus on the young consumer across a number of markets, including footwear, sporting goods and recreational products. Many of these companies have substantially greater financial, distribution and marketing resources than we have. Product design, performance, styling, comfort, quality, brand awareness, timeliness of product delivery and pricing are all important elements of competition in the markets for our products. We believe that the strength of our HEELYS brand, the intellectual property related to the design of HEELYS-wheeled footwear, the quality of our products and our relationships with retailers and distributors allow us to compete effectively in the markets we serve. In certain international markets, where enforcing our intellectual property rights is more difficult than in the United States, and occasionally in the domestic market, we compete against counterfeit, knockoff and infringing products, which typically are offered at lower prices.

Backlog

        Historically, we received most of our orders three to four months prior to the date the products were shipped to customers. At December 31, 2008, our backlog was approximately $4.3 million, compared to approximately $7.2 million at December 31, 2007. Although generally these orders are not subject to cancellation prior to the date of shipment, cancellations have and may continue to occur. During the second half of 2007 and continuing through 2008, many of our retail customers were cautious when placing future orders with us and shifted toward shorter lead times. We believe this was attributed to retail softness in footwear and apparel in particular and dramatically slowing economic conditions in general. This trend required us to take a more aggressive inventory position to be able to meet at-once orders. While we will continue to attempt to accommodate certain customers through rescheduled orders, allowed cancellations and allowed returns, we do not anticipate, at this time, for those to be as significant as those we encountered during the second half of 2007 and continuing into the first half of 2008. We expect our retail customers to continue to be more cautious when placing future orders and to shift toward shorter lead times and at-once inventory purchases. We expect to continue to provide marketing, promotional and advertising support to our retail customers to promote the sell-through of our products and to monitor inventory levels at our retail customers in an effort to manage the balance between supply and demand in the retail channel.

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

        In 2007 and 2008, we generated approximately 98% of our net sales from our HEELYS-wheeled footwear and we expect to continue to depend upon HEELYS-wheeled footwear for substantially all of our net sales in the foreseeable future. Because we are dependent on a single line of products, factors such as changes in consumer preferences may have a disproportionately greater impact on us than if we offered multiple product categories. If consumer interest in HEELYS-wheeled footwear or wheeled sports activity products in general declines, we would likely experience a significant loss of sales, cancellation of orders from customers, loss of customers, excess inventories, higher reserves for marketing discretionary fund assistance, increased reserves for inventory returns, inventory markdowns and discounts to our retail customers, deterioration of our brand image, and lower revenues and gross and operating margins, as a result of price reductions and may be forced to liquidate excess inventories at a discount, any or all of which would have a material adverse impact on our business and operations. There can be no assurance that our products will hold long-term consumer appeal.

The current downturn in the global economy and adverse trends in retailing could have a material adverse effect on our results of operations.

        As economic conditions around the world deteriorate, discretionary consumer spending has been reduced. When discretionary consumer spending is reduced, purchases of our products may decline. We have noticed a higher level of caution from our retail customers than in past years and this may continue to result in lower than expected orders and increased inventory controls by some of our customers. A recession in the general economy or continued uncertainties regarding future economic prospects could have a material adverse effect on our results of operations. The current global economic slowdown could adversely affect the demand for our products and pressure our gross margins due to, among other potential factors, higher promotional spending, recessionary economic cycles, higher interest borrowing rates, higher fuel and other energy costs, inflation, increases in commodity process, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect consumer spending or buying habits. Reduced sales by some of our retail customers or independent distributors, along with the possibility of their reduced access to, or inability to access, the credit markets, may result in various retailers or independent distributors experiencing significant financial difficulties. Financial difficulties of retail customers could result in reduced sales to those customers or could result in store closures, bankruptcies or liquidations. Higher credit risk relating to receivables from retail customers experiencing financial difficulty may result. The economic downturn in the United States, European and broader global economy or continued uncertainties regarding future economic prospects could have a material adverse effect on our results of operations.

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

        We generally must make decisions regarding product designs several months before our products are available for sale, and it can take us up to six months to achieve full production of certain models. Accordingly, at the time we have to make decisions that determine our inventory levels, we cannot be certain that our product offerings will be well received by consumers, in which case we may be forced to liquidate excess inventories at a discount. In addition to offering our standard styles, we may collaborate with certain of our retail customers to develop HEELYS-wheeled footwear styles that these retail customers have the exclusive rights to sell. If these retail customers are unable to sell through these footwear styles we may agree to provide marketing discretionary fund assistance or to accept return of this inventory. Because these styles have been specifically designed for a particular customer we may not be able to sell the returned inventory or may not be able to sell the returned inventory at or above cost. Conversely, if we underestimate consumer demand for our products, we could have inventory shortages, which would result in lost sales, delays in shipments to retail customers and independent distributors, strains on our relationships with retail customers and independent distributors and diminished brand loyalty. Even if we introduce appealing new styles and products on a timely basis, we may set prices for our products too high to be successful. A decline in demand for our products, or any failure on our part to satisfy increased demand for our products, could adversely affect our net sales and results of operations.

Our operations are dependent upon the strength of our relationships with our retail customers and independent distributors and their success in selling our products, and a small number of retail customers and independent distributors are responsible for a significant percentage of our net sales.

        Our success is dependent upon the willingness and ability of our retail customers to market and sell our products to consumers, as well as the success of our independent distributors in developing foreign markets for our products. For the year ended December 31, 2006, Journeys accounted for approximately 12.7% of our net sales. For the year ended December 31, 2007, Finish Line accounted for approximately 13.2% of our net sales. For the year ended December 31, 2008, Journeys and Famous Footwear accounted for approximately 9.9% and 8.8% of our net sales, respectively. No other retail customer or independent distributor accounted for 10% or more of our net sales in any of these periods. If any of these or our other significant retail customers or independent distributors were to experience financial difficulties, reduce the quantity of our products it sells, discount the retail sales price, request markdown assistance or additional marketing assistance, or stop selling our products, our financial condition and results of operations could be adversely affected.

We do not have long-term contracts with any of our retail customers or independent distributors, and the loss or material reduction in their business with us could result in reduced sales of our products.

        Our retail customers and independent distributors generally purchase products from us on a purchase order basis and do not have long-term contracts with us. Consequently, with little or no notice and without penalty, our retail customers and independent distributors may terminate their relationship with us or materially reduce the level of their purchases of our products. For example, in 2007 one of our then large retail customers determined that it would no longer sell HEELYS-wheeled footwear. This customer accounted for 7.2% of our total net sales for the year ended December 31, 2007. If this were to occur with more retail customers or independent distributors who purchase significant quantities of our products, it may be difficult for us to establish substitute relationships in a timely manner, which could have a material adverse effect on our financial condition and results of operations.

Changes in the mix of retail customers to whom we distribute our products could impact our gross margin and brand image, which could have a material adverse effect on our results of operations.

        We sell our products through a mix of retail customers. Although we do not currently anticipate material changes in the mix of our retail customers, any such changes could adversely affect our gross margin and could negatively affect both our brand image and our reputation with our consumers. Additionally, in 2008 we began selling directly to certain retail customers in Andorra, France, Monaco, Germany and Austria. A negative change in our gross margin or our brand image and acceptance could have a material adverse effect on our results of operations and financial condition.

We may be adversely affected by the financial condition of our retailer customers.

        Some of our retail customers have experienced financial difficulties in the past. A retail customer experiencing such difficulties will generally not purchase and sell as many of our products as it would under normal circumstances and may cancel orders. In addition, a retail customer experiencing financial difficulties generally increases our exposure to the risk of uncollectible receivables. We extend credit to our retail customers based on our assessment of such customer's financial condition, generally without requiring collateral. While such credit losses have historically been within our expectations and reserves, we cannot assure you that this will continue. Financial difficulties on the part of our retail customers could have a material adverse effect on our results of operations and financial condition.

Because of increased inventory at our retail customers, or for other reasons, our net sales may not grow or may continue to decrease and that may have a material adverse effect on our results of operations and margins.

        In the second half of 2007 and during 2008, we experienced challenges related primarily to higher than expected inventory positions of our HEELYS-wheeled footwear at many of our retail customers as weekly unit sales were lower than internal projections of many of our retail customers and certain of our major retail customers have been reluctant to place significant orders for additional product. These factors have required us to assist certain of our key retail customers in managing their inventory and sell-through, including rescheduling orders to later dates, accepting cancellations, increasing marketing, promotion and advertising support, accepting returns, and further requiring us to increase our reserves for marketing discretionary fund assistance and returns. Additionally, as a result of the decline in net sales during 2008 and cancelled orders and returns, we wrote down excess wheeled footwear, non-wheeled footwear and accessories to the lower of cost or market as of December 31, 2008. The existence or persistence of any of these factors may cause our net sales to stall or decrease, which could have a material adverse effect on our results of operation, margins and financial condition.

If we fail to manage our operations, we may experience difficulty in filling purchase orders, declines in product quality, increased costs or other operating challenges.

        Our operations grew rapidly in 2005 through mid-2007 before declining in late 2007 and continuing in 2008. We have:

  •
  increased the pairs of HEELYS-wheeled footwear sold from 697,000 pairs in 2004, to 1.4 million pairs in 2005, to 6.2 million pairs in 2006, and to 6.5 million pairs in 2007, to a decline in pairs to 2.6 million pairs in 2008;

  •
  increased the number of our full-time employees from 19 at June 30, 2004, to 41 at December 31, 2006, to 55 at December 31, 2007, to 63 at December 31, 2008;

  •
  established a representative office in China, replacing the functions previously provided by our independent sourcing agent;

  •
  established a Belgian subsidiary that opened a new office in Belgium to focus on expanding our international opportunities; and

  •
  opened branch offices in Germany and France in order to sell our products directly to retail customers.

        These and other changes may continue to place a significant strain on our management, information technology systems and other resources.While we have attempted to right size our operations for current conditions, in order to properly manage our operations, we may need to hire additional employees, upgrade our existing financial and reporting systems, improve our business processes and controls and identify and develop relationships with additional independent manufacturers. We may also be required to expand our distribution facilities or add new facilities. Our former sourcing agent performed quality inspections, testing, logistics and product development and design assistance. We may fail to adequately perform these functions. Failure to effectively manage our operations or growth could result in difficulty in distributing our products and filling purchase orders, declines in product quality or increased costs, any of which would adversely impact our business and results of operations.

Because we outsource all of our manufacturing to two independent manufacturers, we may face challenges in maintaining a sufficient supply of products to meet demand for our products or experience interruptions in our supply chain. Any shortfall in the supply of our products may decrease our net sales and have an adverse impact on our customer relationships and results of operations.

        All of our products are produced by independent manufacturers with which we do not have long-term contracts. As such, any of them could unilaterally terminate its relationship with us or increase the prices it charges us at any time. Two independent manufacturers now produce all of our HEELYS-wheeled footwear. Consequently, if such manufacturers close, stop producing merchandise for us or greatly increase prices, it could result in delayed deliveries to our retail customers, could adversely affect our revenue and could require the establishment of new manufacturing relationships, which could require significant additional time and expense.

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

        We recently established a Belgian subsidiary that opened an office in Belgium to focus on expanding our international opportunities by working more closely with our distributors, establishing relationships with distributors in new international markets and, in select markets, selling our products direct to retail customers. Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends upon the proper operation of our new distribution model and the development of additional distribution capabilities. This new distribution model is subject to a number of risks, including greater difficulties in staffing and managing foreign operations, unexpected changes in regulatory practices and tariffs, longer collection cycles, seasonality, potentially subjecting our operations to taxes in additional jurisdictions, potential changes in export and tax laws and other risks and uncertainties inherent in doing business outside of the United States. This new distribution model may also adversely impact our relationship with our independent distributors.

Because our products are manufactured in Asia, we operate an office in China and because a portion of our sales activities occur outside of the United States, we established a Belgian subsidiary that opened an office in Belgium and therefore we are subject to international business, political, operational, financial and economic risks that could adversely affect our net sales and results of operations.

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

Fluctuations in foreign currency exchange rates could harm our results of operations.

        We pay for our products and our independent distributors pay us in U.S. dollars. International sales accounted for approximately 14.3% of our net sales in 2006, 16.6% of our net sales in 2007, and 47.6% of our sales in 2008. We do not engage in any foreign currency hedging transactions. If the U.S. dollar strengthens compared to the currency in the foreign markets where our products are sold, our products will be more expensive in those markets making them less attractive to consumers. If the U.S. dollar significantly weakens compared to the currency in the foreign markets where our products are produced, our manufacturers could increase the prices they charge us for our products, which could reduce our profitability. There can be no assurance that we can effectively mitigate our foreign exchange risk.

        Furthermore, we are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the statements of operation and balance sheet of our Belgian subsidiary into U.S. dollars. We have not used foreign currency exchange contracts to hedge the profit and loss effects of this translation effect. We translate our revenues and expenses at average exchange rates during the period. As a result, the reported revenues and expenses of our Belgian subsidiary would decrease if the U.S. dollar increased in value in relation to the Euro.

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

        In addition, we may not be able to detect infringement of our intellectual property rights quickly or at all, and at times in the past we have not been, and we may not be, successful combating counterfeit, infringing or knockoff products, thereby damaging our competitive position. For example, on many occasions, we have identified knockoff products sold by others that we believe may infringe upon our intellectual property rights. Knockoff products often are sold under a brand name that is the same as or substantially similar to the HEELYS name. Knockoff and counterfeit products may continue to emerge, as others seek to trade on the goodwill of the HEELYS name and benefit from the consumer demand for our products. We may not be able to detect all knockoff and counterfeit products and may lose our competitive position in a given geographic market before we become aware of any such infringement.

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

We may not be able to obtain and maintain patent, trademark or other intellectual property rights protection in some foreign countries, which could result in us being unable to prevent others from using our HEELYS mark and product, which could have a material adverse effect on our business.

        We depend upon the laws of the countries where our products are sold to protect our intellectual property. Intellectual property rights may be unavailable or limited in some countries because patent laws and standards of patentability vary internationally. Consequently, in certain foreign jurisdictions, we have elected not to apply for patents or trademark registrations. Further, patent and trademark protection may not be available for the HEELYS mark and product in every country where our products are sold. While we generally apply for patents and trademarks in most countries where we intend to sell patented products, we may not accurately predict all of the countries where patent or trademark protection will ultimately be desirable. If we fail to timely file a patent or trademark application in any such country, we will likely be precluded from doing so at a later date. Failure to adequately pursue and enforce our patent and trademark rights could damage our HEELYS brand, enable others to compete with us and impair our ability to compete effectively.

        In some countries where we have sought patent protection, third parties have challenged the validity, enforceability and scope of our patent rights. Patent laws, and standards of patentability and validity, vary from one country to the next. Patent validity challenges are commonly filed as counterclaims in patent litigation proceedings. There can be no assurance that we will prevail against any challenges. Our HEELYS brand, business, financial condition and results of operations could be adversely affected if we fail to obtain and maintain intellectual property right protection in foreign countries where we derive a large amount of our net sales.

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

        Since early 2008, we have had significant turnover in our executive officers. In February of 2008, Michael G. Staffaroni, our Chief Executive Officer since 2001, and Charles D. Beery, our Senior Vice President—Global Sales since 2001, resigned. In April of 2008, Patrick F. Hamner, our Senior Vice President, resigned and entered into a consulting agreement with us. In May of 2008, Michael W. Hessong, our Chief Financial Officer resigned and our Board of Directors elected Donald K. Carroll as our Chief Executive Office. In February 2009, Mr. Carroll resigned as Chief Executive Officer and Mr. Hessong returned as our interim Chief Executive Officer.

        We are in the process of identifying a replacement for our Chief Executive Officer. If we fail to successfully identify a replacement, or are unable to successfully integrate this person into our organization, our business and results of operations could be adversely affected.

We rely on our independent sales representatives, and if our relationships with a material number of these representatives were terminated, it could result in reduced sales of our products.

        We sell substantially all of our products domestically through a national sales force of 27 independent sales representatives who are employed by 3 independent sales agencies. In Germany and France we primarily rely on 15 independent sales representatives. We rely on these independent sales representatives to provide new customer prospects and market our products to our retail customers. Our independent sales representatives generally do not sell our products exclusively and may terminate their relationships with us at any time with limited notice. Our ability to maintain and increase our sales depends in large part on our success in maintaining relationships with our independent sales representatives on commercially reasonable terms. Any failure to maintain and develop new satisfactory relationships with independent sales representatives, or any failure of our independent sales representatives to effectively market our products, could adversely affect our sales. During 2008, a number of our sales representatives changed and certain domestic sales territories were adjusted. There can be no assurance that these changes will result in improved future sales.

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

If our products fail to comply with U.S. consumer product laws, it could materially affect our gross margin and financial performance.

        With the passage of the Consumer Product Safety Improvement Act of 2008, or "CPSIA," there are new requirements mandated for the textiles and apparel industries. These mandates relate to all products marketed to children 12 years of age and under. Among other requirements, the Consumer Product Safety Commission, or "CPSC," will require certification and testing of lead paint levels as applied to certain products, along with testing the lead content of the product as a whole. We are working with accredited third party testing services to ensure compliance with all CPSIA requirements and to further product safety goals. We will continue to monitor the situation and intend to abide by all rules and changes made by the CPSC. This could have a negative impact on the cost of our goods and poses a potential risk if we do not adhere to these requirements.

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

If our new products are not accepted by our customers or if we are unable to maintain our margins, it could materially affect our financial performance.

        As is typical with new products, market acceptance of our new lines is uncertain and achieving market acceptance may require substantial marketing efforts and expenditures. We also cannot assure that our new products will have the same or better margins than our current products. The failure of the new product lines to gain market acceptance or our inability to maintain our current product margins with the new lines could adversely affect our business, financial performance and brand image.

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

        We sell our products to sporting goods retailers, specialty apparel and footwear retailers, and family footwear stores in an effort to maintain a high-quality image for our HEELYS brand and targeted price points for our products. In addition, in 2008 and continuing into 2009, we sold certain styles of our product to discount retailers in order to dispose of excess inventory. Although we do not currently anticipate distributing to mass merchants, if we choose to do so in the future it could have a material adverse effect on our gross margin and could negatively affect our HEELYS brand image and our reputation with consumers, which could adversely affect our results of operations and financial condition.

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

        We implemented a new information technology system in our Belgium office to facilitate our international growth. As our business needs change, we could experience difficulties associated with our information technology systems. If we experience difficulties in our information technology systems or experience system failures, or if we are unable to successfully modify our information technology systems to respond to changes in our business, our ability to operate effectively could be adversely affected and our internal controls could be adversely affected.

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

        The market price of our common stock has fluctuated significantly in the past and may fluctuate significantly in the future. Volatility in the trading price of our common stock may prevent you from being able to sell your shares of our common stock at prices equal to or greater than your purchase price.

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

        We and certain of our current and former officers and directors have been sued in class action lawsuits and derivative lawsuits, and an individual state court lawsuit alleging violations of federal and state securities laws in connection with our December 2006 initial public offering. While we believe we have meritorious defenses and plan to defend vigorously any such claims made against us, we cannot assure you that these actions will be resolved without incurring significant costs (including paying the costs relating to such litigation incurred by our officers, directors and underwriters pursuant to various indemnification obligations) and/or resulting in the diversion of the attention of management and other key employees. The resolution of this pending securities litigation and the defense of any additional litigation that may arise could result in significant costs and any unfavorable outcome could have a material adverse effect on our business. These lawsuits, and the proposed settlements of the class action lawsuits and the derivative lawsuits, are described in greater detail under the heading "Legal Proceedings."

Existing stockholders significantly influence our corporate governance.

        As of December 31, 2008, our executive officers, key employees, directors and their affiliates beneficially owned, in the aggregate, approximately 61% of our outstanding common stock. In addition, Capital Southwest Venture Corporation, or "CSVC," which owns approximately 33.8% of our common stock, has the contractual right to designate (i) two nominees for director to be included in management's slate of director nominees, so long as it owns at least 15% of the outstanding shares of our common stock, and (ii) one such nominee so long as it owns at least 10%, but less than 15%, of the outstanding shares of our common stock. CSVC's parent company is Capital Southwest Corporation ("CSC"). The Chairman of our Board of Directors is the President and CEO of CSC. In addition, one of our directors is the Vice President of CSC. The Chairman of our Audit Committee

serves on the Board of CSC and was originally designated to our Board by CSVC. As a result, through its designees, CSVC may significantly influence our corporate governance.

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

        As a public company we incur significant legal, accounting, insurance and other expenses. The Sarbanes-Oxley Act of 2002, as well as compliance with other SEC and Nasdaq rules, has increased our legal and financial compliance costs and made some activities more time-consuming and costly.

        We may identify deficiencies which would have to be remediated to satisfy the SEC rules for certification of our internal control over financial reporting. As a consequence, we may have to disclose in periodic reports we file with the SEC significant deficiencies or material weaknesses in our system of internal controls. The existence of a material weakness would preclude management from concluding that our internal control over financial reporting is effective. In addition, disclosures of this type in our SEC reports could cause investors to lose confidence in our financial reporting and may negatively affect the trading price of our common stock. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our disclosure controls and procedures or internal control over financial reporting it may negatively impact our business, results of operations and reputation.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We lease our corporate headquarters, an approximately 48,400 square-foot facility located in Carrollton, Texas, consisting of approximately 34,500 square feet of warehouse space and approximately 13,900 square feet of office space. Our lease expires in August 2015, but we have two five-year extension options.

        On October 29, 2007, we signed an operating lease for office space for our representative office in Qingdao, China. Our lease expires December 1, 2009. We have one one-year extension option.

        On May 1, 2008 our Belgian subsidiary entered into an operating lease for office space in Brussels, Belgium for nine years with the option to terminate the lease at the end of each three year period.

        On April 1, 2008 our Belgian subsidiary entered into an operating lease for office space in Munich, Germany for three years with an automatic renewal at the end of the initial three year lease, unless six months notice is provided.

        On May 1, 2008 our Belgian subsidiary entered into an operating lease for office space in Annecy, France for nine years with the option to terminate the lease at the end of each three year period.

        Property leases for facilities in foreign countries are included in our international reportable segment.

        We believe that our existing facilities are adequate to meet our current requirements.

Item 3.    Legal Proceedings

        The Company, its former Chief Executive Officer, its former Chief Financial Officer, and its directors who signed the Company's registration statement filed with the Securities and Exchange Commission in connection with our December 7, 2006 initial public offering (the "IPO")—along with Capital Southwest Corporation, Capital Southwest Venture Corporation and the underwriters for the IPO—are defendants in a lawsuit originally filed on August 27, 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Brian Rines, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased the Company's common stock pursuant to or traceable to the IPO registration statement. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Four similar lawsuits were also filed in September and October 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Vulcan Lee, John Avila, Gerald Markey, and Robert Eiron on behalf of the same plaintiff class, making substantially similar allegations under Sections 11, 12, and 15 of the Securities Act of 1933, and seeking substantially similar damages. These lawsuits have been transferred to a single judge and have been consolidated into a single action. Lead plaintiffs and lead counsel have been appointed. An amended consolidated complaint was filed on March 11, 2008. The amended complaint alleges that the prospectus used in connection with our IPO contained misstatements of material fact or omitted to state material facts necessary in order to make the statements made not misleading relating to among other allegations, safety concerns and injuries associated with our products and their alleged impact on demand, visibility into our sales channel and competition from knockoffs, in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and requests substantially similar damages and relief as previously mentioned. On August 14, 2008, the Court denied Defendants' motions to dismiss the amended complaint, and discovery commenced. During a mediation conducted by the Hon. Nicholas H. Politan (ret.), Plaintiffs and Defendants reached a settlement pursuant to which Defendants will pay Plaintiffs and a proposed plaintiff settlement class a total of $7.5 million, including attorneys' fees and expenses. The Company has reached an agreement in principal with its insurers for the Company's insurance policies to fund the majority of this settlement amount. This settlement is subject to final documentation and approval by the Court. The Company expects that the proposed settlement will be submitted to the Court for preliminary approval within the next month. If the Court preliminarily approves the settlement, notice will be provided to shareholders, who will be provided an opportunity to object to the settlement or to opt out of the proposed settlement class.

        On October 3, 2007 and October 24, 2007, in the United States District Court for the Northern District of Texas, Dallas Division, Jack Freeman and Brian Mossman, respectively brought shareholders' derivative actions, for the Company's benefit, as nominal defendant, against the Company's former Chief Executive Officer, the Company's former Director of Research and Development, the Company's former Chief Financial Officer, the Company's former Senior Vice President and certain current and former members of the Company's board of directors. The Company is a nominal defendant, and the complaints do not seek any damages against the Company. The complaints allege violations of Sections 11, 12(a)(2), and 14(a) of the Securities Act of 1933 and breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named defendants. The complaints seek unspecified amounts of compensatory damages, voiding the election of the director defendants, as well as interest and costs, including legal fees from the defendants. The Company is a nominal defendant, and the complaint does not seek any damages against the Company; however, the Company may have indemnification obligations to one or more of the defendants under the Company organizational documents. The derivative lawsuits have been transferred to a single judge and have been consolidated into a single derivative lawsuit. An amended consolidated complaint making substantially similar allegations and claims for damages was filed on March 14, 2008. On August 14, 2008, the Court denied Defendants' motions to dismiss the amended complaint, and discovery commenced. During a mediation conducted by the Hon. Nicholas H. Politan (ret.), Plaintiffs and Defendants reached a settlement pursuant to which Defendants agreed to institute certain corporate governance changes at the Company and to pay plaintiffs' counsel attorneys' fees and expenses of $1 million. The Company has reached an agreement in principal with its insurers for the Company's insurance policies to fund the majority of this settlement amount. This settlement is subject to final documentation and approval by the Court. The Company expects that the proposed settlement will be submitted to the Court for preliminary approval within the next month.

        The Company's insurance policies will fund the majority of the settlement amounts. The Company has agreed to contribute approximately $722,000 of this settlement amount, which has been accrued for as of December 31, 2008.

        The Company, its former Chief Executive Officer, its former Chief Financial Officer, and its directors who signed the Company's registration statement filed with the Securities and Exchange Commission in connection with our December 7, 2006 initial public offering (the "IPO")—along with Capital Southwest Corporation, Capital Southwest Venture Corporation and the underwriters for the IPO—are defendants in a lawsuit originally filed on May 16, 2008 by individual shareholder Carl Dick in the County Court of Law No. 1, Dallas County, Texas. This lawsuit asserts claims that are substantially similar to those asserted in the consolidated class action described above. Plaintiff alleges that he purchased over 600,000 shares of Heelys for approximately $17.4 million. Plaintiff claims to have sold his stock for a loss of approximately $11 million, which he seeks to recover plus interest, costs, and attorney fees. The petition alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and Sections 33(A), (C), and (F) of the Texas Securities Act. Defendants withdrew their previously-filed special exceptions to Plaintiff's petition seeking to have all claims dismissed, and discovery in this case is proceeding. The case is scheduled for trial in October 2009. While the Company cannot predict the outcome of this matter, the Company believes that the plaintiff's claims are without merit, denies the allegations in the complaints, and the Company intends to vigorously defend the lawsuits. If this matter were successfully asserted against the Company, there could be a material adverse effect on the Company's financial position, cash flows or results of operations.

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

Item 4.    Submission of Matters to a Vote of Security Holders

Annual Meeting of Shareholders

        No matters were submitted by the Company's shareholders during the fourth quarter of the fiscal year ended December 31, 2008.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is listed on The Nasdaq Global Market under the stock symbol "HLYS." As of March 20, 2009 there were approximately 123 holders of record of our common stock. The following table sets forth the range of high and low market prices for the common stock during the years ended December 31, 2008 and 2007.

2008	High	Low
First Quarter	$7.26	$4.01
Second Quarter	$5.18	$3.86
Third Quarter	$5.74	$3.96
Fourth Quarter	$4.44	$2.16

2007	High	Low
First Quarter	$40.09	$27.25
Second Quarter	$38.68	$24.42
Third Quarter	$28.38	$7.65
Fourth Quarter	$10.80	$5.75

Dividends

        On December 5, 2008, our board of directors declared a special cash dividend in the amount of $1.00 per share of common stock. This dividend was paid on December 22, 2008 to shareholders of record on December 15, 2008.

        Other than the special cash dividend paid on December 22, 2008, we have not paid any dividends. We anticipate that all of our earnings, if any, in the foreseeable future will be used for working capital and to finance the growth and development of our business. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our outstanding indebtedness, earnings, capital requirements, financial condition and future prospects, applicable Delaware law, which provides that dividends are only payable out of surplus or net profit for the then current and immediately preceding fiscal years, and other factors that our board of directors may deem relevant. Future agreements governing our borrowings, and the terms of any preferred stock we may issue in the future, will also likely contain restrictive covenants prohibiting us from paying dividends.

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

        The net proceeds to us from the offering were approximately $58.8 million, after deducting underwriting discounts and commissions and other expenses incurred in connection with the offering. As of December 31, 2008, we had used $8.5 million of these proceeds to repay amounts outstanding under our revolving credit facility and $27.7 million for working capital purposes ($8.5 million in December 2006 and $19.2 million during 2007), and $8.6 million in 2008 to expand our international operations. We intend to use the remaining proceeds to fund infrastructure improvements, working capital needs and other general corporate purposes.

Unregistered Sales of Equity Securities

        During the period covered by this Annual Report on Form 10-K, we did not sell or issue any unregistered equity securities.

Repurchases

        None.

Securities Authorized for Issuance under Equity Compensation Plans

        The Company has reserved 2,972,725 shares of common stock subject to its 2006 Stock Incentive Plan, or the "2006 Plan," and had 764,125 shares remaining available at December 31, 2008 that may be granted to employees, consultants and nonemployee directors of the Company. The 2006 Plan is administered by the compensation committee of the Company's board of directors, which selects the persons to whom options will be granted, determines the number of shares to be subject to each grant, and prescribes the other terms and conditions of each grant, including the type of consideration to be paid to the Company upon exercise and the vesting schedule. If a change of control of the Company, as defined by the 2006 Plan, occurs, the vesting of the options will accelerate and become fully vested and exercisable.

        Our board of directors and stockholders approved our 2006 Plan and we do not have any other equity based plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,666,423	$4.54	764,125
Equity compensation plans not approved by security holders	—	$—	—

Total	1,666,423	$4.54	764,125

        The table above sets forth information regarding our 2006 Plan as of December 31, 2008.

Performance Graph

        The graph below compares the cumulative total stockholder return on our common stock for the period from December 8, 2006, the date of our initial public offering, through December 31, 2008 with the cumulative total return on the NASDAQ 100 and the Dow Jones Footwear Index. Each comparison assumes the investment of $100 on December 8, 2006 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends.

Comparison of Cumulative Total Return
Among Heelys, Inc.,
Nasdaq 100 Index and Dow Jones Footwear Index

ASSUMES $100 INVESTED ON DEC. 8, 2006
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2008

        Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act that might incorporate this report in future filings made by us under those statutes, this Performance Graph shall not be deemed filed with the SEC and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by us under those statutes.

Item 6.    Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2006, 2007 and 2008 and the consolidated balance sheet data at December 31, 2007 and 2008 are derived from our consolidated financial statements which have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and are included elsewhere in this Report. The consolidated statements of operations data for the years ended December 31, 2004 and 2005 and the consolidated balance sheet data at December 31, 2004 and 2005 are derived from our consolidated financial statements not included herein.

	Year Ended December 31,(2)
	2004	2005	2006	2007	2008
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$21,310	$43,950	$188,208	$183,472	$70,741
Cost of sales	14,529	28,951	122,565	125,412	52,825

Gross profit	6,781	14,999	65,643	58,060	17,916
Selling, general and administrative expense
Sales and marketing	3,191	5,247	13,695	15,179	11,336
General and administrative	2,373	2,995	6,436	11,096	14,935
Severance	—	—	—	—	693

Total selling, general and administrative expense	5,564	8,242	20,131	26,275	26,964

Income (loss) from operations	1,217	6,757	45,512	31,785	(9,048)
Other expense (income), net	2	134	605	(3,474)	(2,607)

Income (loss) before income taxes	1,215	6,623	44,907	35,259	(6,441)
Income tax expense (benefit)	440	2,407	16,285	13,319	(517)

Net income (loss)	$775	$4,216	$28,622	$21,940	$(5,924)

Earnings (loss) per share:
Basic	$0.06	$0.30	$1.47	$0.81	$(0.22)
Diluted	$0.03	$0.17	$1.14	$0.78	$(0.22)
Weighted average shares outstanding:
Basic	13,989	13,989	19,479	27,060	27,321
Diluted	25,353	25,353	25,114	28,214	27,321
Other Data:
Cash dividends declared per share	—	—	—	—	$1.00
Net sales, domestic	$13,835	$36,573	$161,347	$152,995	$37,094
Net sales, international	7,475	7,377	26,861	30,477	33,647
Depreciation and amortization	454	396	402	622	643

	At December 31,(2)
	2004	2005	2006	2007	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,628	$738	$54,184	$98,771	$68,446
Working capital	4,281	8,101	92,528	116,198	83,467
Total assets	6,345	12,081	106,706	127,690	96,496
Total long-term liabilities(1)	577	275	1,104	1,572	1,773
Total stockholders' equity	4,528	8,744	93,034	116,962	86,375

(1)
Includes $500,000 Series A Redeemable Preferred Stock at December 31, 2004.

(2)
During the fourth quarter of 2008, the Company reevaluated its tax positions and concluded that the previously issued annual consolidated financial statements for the years ending December 31, 2004, 2005, 2006 and 2007 contained an understatement of liabilities (including penalties and interest) for uncertain tax positions in certain jurisdictions. The amounts in the table above reflect the corrections as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006	2007
General and administrative expense
As previously reported	$2,368	$2,987	$6,397	$10,877
Adjustments (penalties)	5	8	39	219

As restated	$2,373	$2,995	$6,436	$11,096

Income from operations
As previously reported	$1,222	$6,765	$45,551	$32,004
Adjustments	(5)	(8)	(39)	(219)

As restated	$1,217	$6,757	$45,512	$31,785

Other expense (income), net
As previously reported	$1	$131	$589	$(3,550)
Adjustments (interest)	1	3	16	76

As restated	$2	$134	$605	$(3,474)

Income before income taxes
As previously reported	$1,221	$6,634	$44,962	$35,554
Adjustments	(6)	(11)	(55)	(295)

As restated	$1,215	$6,623	$44,907	$35,259

Income tax expense
As previously reported	$418	$2,287	$15,788	$13,237
Adjustments	22	120	497	82

As restated	$440	$2,407	$16,285	$13,319

Net income
As previously reported	$803	$4,347	$29,174	$22,317
Adjustments	(28)	(131)	(552)	(377)

As restated	$775	$4,216	$28,622	$21,940

	Year Ended December 31,
	2004	2005	2006	2007
Earnings per share:
Basic
As previously reported	$0.06	$0.31	$1.50	$0.82
Adjustments	—	(0.01)	(0.03)	(0.01)

As restated	$0.06	$0.30	$1.47	$0.81

Diluted
As previously reported	$0.03	$0.17	$1.16	$0.79
Adjustments	—	—	(0.02)	(0.01)

As restated	$0.03	$0.17	$1.14	$0.78

	At December 31,
	2004	2005	2006	2007
Deferred income tax benefits (non-current)*
As previously reported	$163	$178	$371	$595
Adjustments (3)	12	24	91	368
Adjustments	12	67	277	91

As restated	$187	$269	$739	$1,054

*included in total assets
Income taxes payable (non-current)*
As previously reported	$—	$—	$—	$—
Adjustments(3)	37	77	275	1,104
Adjustments	40	198	829	468

As restated	$77	$275	$1,104	$1,572

*included in total long-term liabilities
Retained earnings*
As previously reported	$4,427	$8,774	$33,948	$56,265
Adjustments(3)	(25)	(53)	(184)	(736)
Adjustments	(28)	(131)	(552)	(377)

As restated	$4,374	$8,590	$33,212	$55,152

*included in total stockholders' equity

  (3)
  Impact on opening balance of current year due to prior year adjustments.

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

  Overview

        We are a designer, marketer and distributor of innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. Our primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS-wheeled footwear allows the user to seamlessly transition from walking or running to rolling by shifting weight to the heel. Users can transform HEELYS-wheeled footwear into street footwear by removing the wheel. In 2008, approximately 98% of our net sales was derived from the sale of our HEELYS-wheeled footwear. The remainder of our net sales was derived from branded accessories, such as replacement wheels, helmets and other protective gear. We introduced HEELYS-wheeled footwear in 2000, and for several years our domestic sales were concentrated with one large, national specialty retailer. Although we initially focused on driving our domestic sales growth, we also established relationships with independent distributors in Japan, South Korea and Southeast Asia. As a result, the sources of our net sales were largely concentrated and we were susceptible to customer-specific and region-specific factors. This concentration caused variability in our results of operations. Since that time, we have diversified our retail customer base in the United States by widening our distribution to include full-line sporting goods retailers, specialty apparel and footwear retailers, family footwear stores, and select online retailers. We have also expanded our international distribution channels to mitigate this concentration. Historically, our products have been sold to independent distributors with exclusive rights to specified international territories. During the first quarter of 2008, our Belgian subsidiary opened an office in Belgium to focus on expanding our international opportunities by working more closely with our distributors, establishing relationships with distributors in new international markets and, in select markets, selling our products direct to retail customers. Effective as of March 31, 2008 and April 30, 2008, respectively, we entered into agreements with our distributor in Germany and Austria and our distributor in France, Monaco and Andorra whereby we terminated their rights to distribute our products in their specified territories. Our Belgium subsidiary took over the distribution of our products in Germany and Austria effective April 1, 2008 and in France, Monaco and Andorra effective May 1, 2008.

        Continued growth of our net sales will depend on consumer demand for HEELYS-wheeled footwear and our ability to satisfy this demand. A number of factors may impact consumer demand for our products, including:

  •
  general economic conditions, particularly changes in consumer discretionary spending patterns;

  •
  the effectiveness of our marketing strategies;

  •
  our ability to effectively distribute our products;

  •
  our ability to design products that appeal to our target consumers;

  •
  our ability to protect our intellectual property rights; and

  •
  changes in the popularity of and participation in wheeled sports activities.

        We intend to continue to diversify our product offering with new HEELYS-wheeled footwear models in order to benefit from the recognition of our HEELYS brand. Designing, marketing and distributing new products will require us to devote additional resources to product development, marketing and operations. These additional resources may include hiring new employees to support expansion in these areas and increasing amounts allocated to product advertising and promotion. Each of these additional resource commitments will increase our selling, general and administrative expenses. Because the selling price and unit cost of new products may differ from those of our existing products, sales of these new products may also impact our gross margin. In addition, we may seek to selectively acquire products and companies that offer products that are complementary to ours.

Recent Developments

        During the second half of 2007, we experienced challenges related primarily to higher than expected inventory positions of product at many of our domestic accounts as weekly unit sales were lower than internal projections of many of our domestic retail customers, which had a significant adverse effect on our results for the second half of 2007. Certain of our major retailers were reluctant to place significant fourth quarter 2007 orders until their current inventory was reduced to their targeted levels. We also saw decreased prices on our products at certain of our retailers in the fourth quarter of 2007 and continuing into 2008. These factors led us to work closely with each of our key retail customers to assist them in managing their inventory and sell-through. This included providing marketing discretionary funds, rescheduling orders to later dates, accepting cancellations, increasing marketing promotion and advertising support and accepting returns.

        During 2008 we have continued to work with our retailers in order to lower their inventory levels and stabilize retail prices. The retailers have continued to be cautious in placing future orders and have continued to look to us to carry on hand inventory. We have maintained a tight focus on our inventory levels and have reduced inventory levels 34% from December 31, 2007. Although a significant decline from 2007 levels, we experienced sequential improvement in net sales and gross margin in the first, second and third quarters. In the fourth quarter, the slowdown in consumer spending and the highly promotional environment resulted in reduced sales and gross margins. We also recorded inventory reserves to reduce certain styles of our inventory to the lower of cost or market. We plan on selling the discounted inventory throughout 2009. In the periods in which we sell this inventory, our gross margin will be negatively impacted.

        With the passage of the Consumer Product Safety Improvement Act of 2008, or "CPSIA", there are new requirements mandated for the textiles and apparel industries. These mandates relate to all products marketed to children 12 years of age and under. Among other requirements, the Consumer Product Safety Commission, or "CPSC," will require certification and testing of lead paint levels as applied to certain products, along with testing the lead content of the product as a whole. We are working with accredited third party testing services to ensure compliance with all CPSIA requirements and to further product safety goals. We will continue to monitor the situation and intend to abide by all rules and changes made by the CPSC. This could have a negative impact on the cost of our goods and poses a potential risk if we do not adhere to these requirements.

General

Net Sales

        Net sales represent primarily sales of HEELYS-wheeled footwear, less an estimated reserve for sales returns, allowances (including certain allowances for marketing, promotion and advertising support) and discounts. A small portion of our net sales are derived from the sale of accessories such as replacement wheels, helmets and other protective gear. Amounts billed to domestic customers for shipping and handling are included in net sales.

        We sell our products through distribution channels that generally merchandise our products in a manner that we believe enhances and protects our HEELYS brand image.

        Domestically, our products can be found in full-line sporting goods retailers, specialty apparel and footwear retailers, select department stores, family footwear stores and select online retailers. For 2008, 52.4% of our net sales were derived from domestic retail customers.

        Internationally, our products are sold primarily to independent distributors with exclusive rights to specified territories. During the first quarter of 2008, our Belgian subsidiary opened an office in Belgium to focus on expanding our international opportunities by working more closely with our distributors, establishing relationships with distributors in new international markets and, in select markets, selling our products direct to retail customers. Effective as of March 31, 2008 and April 30, 2008, respectively, we entered into agreements with our distributor in Germany and Austria and our distributor in France, Monaco and Andorra whereby we terminated their rights to distribute our products in their specified territories. Our Belgian subsidiary took over the distribution of our products in Germany and Austria effective April 1, 2008 and in France, Monaco and Andorra effective May 1, 2008. Additionally, effective April 1, 2008, our subsidiary in Belgium became responsible for sales to our independent distributors in EMEA (Europe, Middle East and Africa). Sales to our customers in Germany, Austria, France, Monaco and Andorra are denominated in Euro. Sales to our independent distributors in the other EMEA countries are denominated in U.S. dollars. Sales to our independent distributors in non-EMEA territories will continue to be processed at our office in Carrollton, Texas and denominated in U.S. dollars. Payments are required to be made in the same currency as invoiced.

        No country, other than the United States accounted for 10% or more of our net sales for 2008.

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

        We source all of our products from manufacturers located in China. Our product costs are largely driven by the prices we negotiate with our independent manufacturers. Each season, we negotiate a unit price for each model of HEELYS-wheeled footwear. Factors that influence these prices include raw materials and labor costs and foreign exchange rates. We believe that our sourcing model allows us to minimize our capital investment, retain the production flexibility, cost-effectiveness and scalability inherent in the use of independent manufacturers and focus our resources on developing new products and enhancing our HEELYS brand image.

        Through December 31, 2007, we paid an independent sourcing agent a commission equal to a specified percentage of our per unit cost, with the percentage decreasing when our annual purchases exceeded a predetermined unit volume threshold. In January 2008, we terminated our consulting agreement with the independent sourcing agent and opened a representative office in Qingdao, China. This office serves multiple sourcing functions including quality control, price negotiation, logistics and product development. We believe our Qingdao office will help us improve our research and development efforts, enhance communication between us and our distribution and manufacturing partners and give us more direct control over the manufacturing and sourcing process.

        When demand for our products slows, we may elect to discount our products to reduce our inventory, which causes our gross profit as a percentage of net sales, or gross margin, to decline. Our gross margin is affected by our sourcing and distribution costs, our product mix and our ability to avoid excess inventory by accurately forecasting demand for our products. The unit prices that we charge our domestic and international retail customers are generally higher than what we charge our independent distributors for similar products, because our independent distributors are responsible for distribution and marketing costs relating to our products.

        Our inventories are stated at the lower of cost or market. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the forecast of future demand and market conditions. If we estimate that the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we charge cost of sales for the difference between the cost of the inventory and the estimated net realizable value. If changes in market conditions result in reductions in the estimated net realizable value of our inventory below our previous estimate, we would write-down the inventory in the period in which we made such a determination and charge cost of sales.

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

        SFAS No. 123(R) requires the measurement of compensation cost of stock-based compensation awards based on the estimated fair value of that award on the date of grant. We recognize this compensation cost using the straight-line method over the period during which the employee is required to provide service in exchange for the award. No compensation cost is recognized for awards for which the employee does not render the required service. If the requisite service is not provided, all previously recognized compensation cost is reversed. For all awards granted to-date, the requisite service period is the same as the vesting period of the award.

        Our selling, general and administrative expenses may increase in future periods as we hire additional personnel, develop our infrastructure, increase our brand recognition through marketing, increase our product development efforts, secure and enforce our intellectual property rights and incur expenses associated with operating as a public company.

Income Taxes

        We operate through Heeling Sports Limited, a Texas limited partnership, and as such we are subject to Texas franchise taxes on gross margin sourced to the State of Texas. In addition, the Company is subject to income taxes in certain other states as a result of business activities being performed in those states. In February 2008, the Company formed a subsidiary in Belgium, with branch offices in Germany and France, to function as the headquarters for European sales operations. As a result, we are subject to tax in Belgium, Germany and France for 2008 and future periods so long as we have operations in these jurisdictions. Increased activities in foreign jurisdictions or the formation of additional foreign subsidiaries could cause us to be liable for income taxes in additional jurisdictions.

Results of Operations

	Year Ended December 31,
	2006	2007	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	65.1	68.4	74.7

Gross profit	34.9	31.6	25.3
Selling, general and administrative expense
Sales and marketing	7.3	8.3	16.0
General and administrative	3.4	6.0	22.0

Total selling, general and administrative expense	10.7	14.3	38.0

Income (loss) from operations	24.2	17.3	(12.7)
Other expense (income)	0.3	(1.9)	(3.7)

Income (loss) before income taxes	23.9	19.2	(9.0)
Income tax expense (benefit)	8.7	7.2	(0.7)

Net income (loss)	15.2%	12.0%	(8.3)%

Comparison of the Years Ended December 31, 2008 and 2007

        Net sales.    Net sales decreased $112.7 million, or 61.4%, to $70.7 million in 2008, from $183.5 million in 2007. This decrease was primarily the result of lower unit sales of our HEELYS-wheeled footwear, which decreased by 3.9 million pairs, or 59.5%, to 2.6 million pairs in 2008, from 6.5 million pairs in 2007. In 2008, 52.4% of our net sales were derived from domestic retail customers, compared to 83.4% in 2007. Domestically, our net sales decreased $115.9 million, or 75.8%, to $37.1 million in 2008 from $153.0 million in 2007. This decrease was primarily the result of lower unit sales of our HEELYS-wheeled footwear, which decreased by 3.8 million pairs, or 71.1%, to 1.5 million pairs in 2008 from 5.3 million pairs in 2007. Internationally, our net sales increased $3.1 million, or 10.4%, to $33.6 million in 2008, compared to $30.5 million in 2007. International growth was driven primarily by net sales increases in the Middle East, Japan, France, Denmark, Germany, Switzerland, and Greece, partially offset by a decline in the United Kingdom. Returns reserve expense decreased $3.8 million to $456,000 in 2008 from $4.3 million in 2007. Of the 2007 expense, $2.7 million was for negotiated returns from two of our retail customers. The reserve for marketing discretionary fund allowances decreased $7.4 million to $139,000 in 2008 from $7.5 million in 2007. The 2007 expense was due to the challenges our retail customers experienced in the second half of 2007. Marketing discretionary funds are provided to our customers to assist them in sell-through of our products.

        Gross profit.    Gross profit decreased $40.2 million to $17.9 million in 2008 from $58.1 million in 2007. This decrease was primarily attributable to lower sales volume of $112.7 million negatively impacting gross profit by $35.3 million and lower average price per unit. Although European operations experienced an increase in average price per unit due to the expansion of the direct business in France and Germany, this was offset by lower pricing per unit in the U.S. market as a result of selling excess product at reduced wholesale prices.

        Sales and marketing expense.    Sales and marketing expense, excluding commissions, payroll and payroll related expenses, and stock-based compensation expense, decreased $841,000 to $7.6 million in 2008, from $8.5 million in 2007, primarily due to a $1.6 million decrease in cooperative marketing related costs and a $1.1 million decrease in expenses incurred for point-of-purchase ("POP") displays. These decreases were partially offset by a $482,000 increase in consumer advertising/production for a new television commercial and expansion into radio advertising, a $1.0 million increase in costs incurred by our newly formed international operations, and website maintenance expense increased by $399,000 from 2007 to 2008 as we made improvements to enhance our website. We continued to promote our HEELYS-wheeled footwear and brand image through national television advertising campaigns in 2008. Historically we have limited our consumer advertising during the first quarter of the year. During the first quarter of 2008, we ran several television advertising campaigns which included one new commercial. The new commercial's production costs were expensed in the first quarter, but we were able to leverage those costs during the second and third quarters by reusing the same creative with only minor re-editing costs. Consumer advertising and related costs in 2008 were $3.6 million; compared to $3.1 million in 2007. Through cooperative advertising programs, we reimburse our domestic retail customers for certain of their costs of advertising our products. Examples of cooperative marketing include POP display materials, television, radio, print, and web based advertising. We record these costs in selling and marketing expense at the point in time when we are obligated to our customers for the costs, which is when the related revenues are recognized. Cooperative marketing related costs decreased from $2.2 million in 2007, to $556,000 in 2008, mainly as a result of the decrease in our domestic sales. Expenses incurred for point-of-purchase displays decreased by $1.1 million from $1.4 million in 2007, to $250,000 in 2008. Through the uses of point-of-purchase (POP) displays, we are able to present the HEELYS brand image message to consumers in a consistent manner and increase shelf space in our retail customers' locations. Because these POP displays are given to customers, we are selective as to which of our customers receive the displays. In 2007 we built up our inventory of POP displays; consequently, the Company did not incur significant replacement costs in 2008 as we continued to utilize the POP's purchased in 2007. Sales commissions decreased $3.2 million from $4.5 million in 2007, to $1.3 million in 2008. This decrease in commissions is mainly a result of the decrease in domestic net sales. Payroll and payroll related expenses, including stock-based compensation, increased $642,000 to $2.6 million in 2008, from $2.1 million in 2007. This increase in compensation was mainly the result of opening our Belgian subsidiary's offices in Belgium, Germany and France.

        General and administrative expense.    General and administrative expense increased $3.8 million to $14.9 million in 2008, from $11.1 million in 2007. Our international general and administrative expenses increased $2.9 million, from $700,000 in 2007 to $3.6 million in 2008 due to the opening of our Belgian subsidiary's offices in Belgium, Germany and France. Legal, accounting and other professional fees increased $1.9 million from $1.9 million in 2007, to $3.8 million in 2008. The increase in these fees is mainly the result of a $973,000 increase in legal fees resulting from lawsuits filed in connection with our initial public offering, and a $497,000 increase in international professional expenses due to the opening of our Belgian subsidiary's offices in Belgium, Germany, and France. Other legal and related fees increased $722,000 in 2008 related to the Company's estimate of the amounts to be paid in the settlements of the consolidated securities class action and the consolidated derivative lawsuits. During the first quarter of 2008, we entered into an agreement with one of our directors to act as our interim Chief Executive Officer. We paid this individual a monthly fee for his services and in 2008, we recognized $141,000 of related fees. During 2008, we recognized $199,000 as a result of the services performed by the executive search firm we engaged to identify a replacement for our then Chief Executive Officer who resigned effective February 1, 2008. Payroll and payroll related expense increased $844,000 to $3.1 million in 2008, from $2.3 million in 2007. Payroll and payroll related expenses attributed to our domestic operations decreased $68,000 which was mainly the result of changes in the composition of our general and administrative related staff. Internationally, our payroll and payroll related expenses increased $1.2 million due to the opening of our international offices in Belgium, Germany and France. Additionally, amortization expense in our international operations increased by $274,000 as we amortized customer list intangible assets in 2008. These increases were offset by a decrease in bad debt expense and insurance of $333,000 and $161,000, respectively, mainly due to decreased sales levels. During 2007, we incurred $400,000 of costs in connection with the proposed (and subsequently withdrawn) secondary offering by certain of our stockholders in the second quarter of 2007.

        Severance.    Effective February 1, 2008, our then Chief Executive Officer ("CEO") resigned. In connection with his resignation, we entered into a severance agreement with our former CEO pursuant to which he is entitled to receive approximately $470,000, payable in ten semi-monthly installments of approximately $17,000 beginning six months after the effective date of the severance agreement, followed by one lump sum payment of $300,000 payable in January 2009 and up to 14 months of reimbursements for health and life insurance (estimated cost at February 1, 2008 of $16,000). We recognized 100% of this liability and the related severance cost on February 1, 2008. In addition, our former CEO agreed to perform certain consulting services for us for one year with no additional monetary compensation. During the term of this consulting relationship, options granted to the former CEO will continue to vest in accordance with the Heelys, Inc. 2006 Stock Incentive Plan. On February 1, 2008, the Company recognized $207,000 in stock-based compensation expense, which is 100% of the related stock-based compensation for those stock options expected to vest during the term of the consulting arrangement.

        Operating income (loss).    As a result of the above factors, operating income decreased $40.8 million to a loss from operations of $9.0 million in 2008, from income from operations of $31.8 million in 2007.

        Other expense (income).    Other expense (income) decreased $867,000 from $3.5 million in 2007 to $2.6 million in 2008. In 2008, other income (expense) was mainly attributable to other income recognized in connection with an agreement we reached during the first quarter of 2008 to settle a pending patent and trademark lawsuit, and interest earned on cash and cash equivalents. In 2007, other expense (income) was mainly attributable to interest earned on our cash and cash equivalents. Additionally, in 2008 the exchange rate translation and transaction loss related to foreign operations was $593,000. There was no exchange rate loss in 2007.

        Income taxes.    We recognized an income tax benefit of $517,000 in 2008, representing an effective income tax rate of 8.0%, compared to income tax expense of $13.3 million in 2007, representing an effective income tax rate of 37.8%. The effective tax rate differs from the federal statutory rate of 35% primarily as a result of nondeductible stock option expense, a decrease in the state tax rate used to determine our deferred tax assets, and an increase in our deferred tax valuation allowance.

        Net income (loss).    As a result of the above factors we reported a net loss of $5.9 million in 2008 compared to $21.9 million in net income in 2007. As a percentage of net sales, net income (loss) decreased to 8.4% in 2008 from 12.0% in 2007.

Comparison of the Years Ended December 31, 2007 and 2006

        Net sales.    Net sales decreased $4.7 million, or 2.5%, to $183.5 million in 2007 from $188.2 million in 2006. This decrease was primarily the result of an increase in our reserve for marketing discretionary fund allowances and returns reserve which are recorded as reductions to revenue. Reserve for marketing discretionary fund allowances increased $6.0 million to $7.5 million in 2007 from $1.5 million in 2006. This increase was due to the challenges our retail customers experienced in the second half of 2007. Marketing discretionary funds are provided to our customers to assist them in sell-through of our products. Returns reserve expense increased $4.0 million to $4.3 million in 2007 from $325,000 in 2006. Of this increase, $2.7 million was for negotiated returns from two of our retail customers. Both the reserve for marketing discretionary fund allowances and the returns reserve were related to domestic sales. In 2007, 83.4% of our net sales were derived from domestic retail customers, compared to 85.7% in 2006. Domestically, our net sales decreased $8.4 million, or 5.2%, to $153.0 million in 2007 from $161.3 million in 2006. This decrease was primarily the result of the increase in our marketing discretionary fund allowances and returns reserve. Unit sales of our HEELYS-wheeled footwear to existing and new retail customers, increased by 128,000 pairs, or 2.5%, to 5.3 million pairs in 2007 from 5.2 million pairs in 2006. Internationally, our net sales increased $3.6 million, or 13.5%, to $30.5 million in 2007, compared to $26.9 million in 2006. This increase was primarily the result of higher unit sales of our HEELYS-wheeled footwear, which increased by 148,000 pairs, or 15.0%, to 1.1 million pairs in 2007 from 986,000 pairs in 2006. In 2007, our largest international territory was the United Kingdom, which accounted for 8.7% of our total net sales.

        Gross profit.    Gross profit decreased $7.6 million to $58.1 million in 2007 from $65.6 million in 2006. Our gross margin was 31.6% in 2007 compared to 34.9% in 2006. The decrease in gross profit was primarily the result of the $6.0 million increase in our reserve for marketing discretionary fund allowances which increased to $7.5 million in 2007 from $1.5 million in 2006 and the increase in our returns reserve of $4.0 million, which resulted in a $2.2 million net impact on our gross profit, discussed above. Gross profit was also negatively impacted by the $2.6 million increase in our inventory valuation reserve expense which increased to $2.8 million in 2007 from $203,000 in 2006. This $2.6 million increase is mainly due to a $1.9 million impairment charge that was recorded at year-end on certain inventory items resulting from the increase in our inventory during the second half of 2007 and a $617,000 reserve related to similar inventory items for which we were committed to purchase but for which we had not taken title to as of December 31, 2007. These increases were partially offset by reduced costs of 1.1% of net sales related to product mix and reduced costs of 0.8% of net sales related to freight.

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

        General and administrative expense.    General and administrative expense increased $4.7 million to $11.1 million in 2007 from $6.4 million in 2006. This increase was the result of $2.3 million in costs directly attributable to our status as a public company after the completion of our initial public offering in December 2006, a $877,000 increase in legal fees to enforce our intellectual property, a $613,000 increase in stock-based compensation costs, $400,000 of costs incurred in connection with the proposed (and subsequently withdrawn) secondary offering by certain of our stockholders in the second quarter of 2007, a $180,000 increase in penalties related to certain state tax liabilities, a $302,000 increase in professional and consulting fees related to product development, and a $259,000 increase in payroll and related employee costs resulting from an increase in headcount. These increases were offset by a $547,000 decrease in liability insurance related costs, a $200,000 increase in bad debt recoveries and a $103,000 decrease in bad debt expense.

        Operating income.    As a result of the above factors, operating income decreased $13.7 million to $31.8 million in 2007 from $45.5 in 2006. As a percentage of net sales, operating income decreased to 17.3% in 2007 from 24.2% in 2006.

        Other expenses (income).    Other expenses (income) increased $4.1 million to $3.5 million in other income (net of other expense) in 2007 from $605,000 of other expense (net of other income) in 2006. The increase was mainly attributable to a $3.4 million increase in interest income earned on our cash and cash equivalents and a decrease of $674,000 in interest expense.

        Income taxes.    Income taxes were $13.3 million in 2007, representing an effective income tax rate of 37.8%, compared to $16.3 million in 2006, representing an effective income tax rate of 36.2%. The 1.6% increase in our effective income tax rate was mainly due to an increase in state income taxes which resulted in a 1.3% increase in our rate. Our effective income tax rate was also impacted by a $144,000 increase in the tax effect of non-deductible incentive stock option expense and the $123,000 valuation allowance established in 2007 on deferred income tax assets related to non-qualified stock-options that may not be realized by the Company in future periods, which increased our effective tax rate by 0.6% and 0.4%, respectively.

        Net income.    As a result of the above factors, net income was $21.9 million in 2007 compared to $28.6 million in 2006. As a percentage of net sales, net income decreased to 12.0% in 2007 from 15.2% in 2006.

Liquidity and Capital Resources (in thousands)

        Our primary cash need is for working capital, which we generally finance with cash flow from operating activities. In December 2006, we completed an initial public offering of our common stock. The net proceeds to us were approximately $58.8 million, after deducting an aggregate of $4.6 million in underwriting discounts and commissions and $2.2 million in other expenses incurred in connection with the offering. We used $8.5 million of these proceeds to repay amounts outstanding under our revolving credit facility in 2006, $27.7 million for working capital purposes ($8.5 million in 2006 and $19.2 million in 2007), and $8.6 million to expand our international operations. The Company intends to use the remaining proceeds to fund infrastructure improvements, working capital needs, and other general corporate purposes.

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

        The table below sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Cash and cash equivalents at beginning of period	$738	$54,184	$98,771
Cash provided by (used in) operating activities	(2,180)	46,589	(2,062)
Cash used in investing activities	(505)	(1,069)	(2,397)
Cash provided by (used in) financing activities	56,131	(933)	(25,561)
Effect of exchange rate changes on cash and cash equivalents	—	—	(305)

Cash and cash equivalents at end of period	$54,184	$98,771	$68,446

        Cash flow from operating activities consists primarily of net income (loss) adjusted for certain non-cash items, including depreciation and amortization, deferred income taxes, stock-based compensation expense, tax impact of stock-based compensation awards and the effect of changes in operating assets and liabilities, principally including accounts receivable, inventory, income taxes, accounts payable and accrued expenses. Operating cash flow is presented net of unrealized gains and losses on foreign exchange rates related to our international operations.

        In 2008 cash used in operating activities was $2.1 million compared to cash provided by operating activities of $46.6 million in 2007. Cash used in operating activities in 2008 resulted from a net loss of $5.9 million adjusted for non-cash items including inventory impairment charge of $2.1 million, stock-based compensation expense of $1.2 million (including $207,000 recognized in connection with the resignation of our former CEO effective February 1, 2008), depreciation and amortization expense of $643,000, an unrealized loss on foreign currency transactions of $609,000, $583,000 deferred income taxes, and a $86,000 decrease in operating assets and liabilities.

        The decrease in operating assets and liabilities was primarily due to:

  •
  $1.1 million increase in accounts receivable. The increase in accounts receivable was mainly due to sales from our new direct international markets. We took over distribution of our products in Germany and Austria effective April 1, 2008 and in France, Monaco and Andorra effective May 1, 2008. Prior to that time these markets were managed by independent distributors who were required to prepay for orders.

  •
  $598,000 decrease in inventory. The decrease in inventory is due to a decline in domestic inventory levels; offset by a build in international inventory.

  •
  $596,000 decrease in prepaid expenses and other current assets which is mainly the result of a $823,000 decrease in prepaid insurance due to timing offset by an increase in prepaid assets in the amount of $215,000.

  •
  $1.9 million decrease in income tax receivable primarily due to receipt of refund on prior year federal income taxes.

  •
  $667,000 decrease in income tax payable primarily due to a decrease in our taxable income offset by the recording of estimated uncertain tax positions.

  •
  $1.7 million increase in accounts payable primarily the result of timing related to inventory in transit.

  •
  $304,000 in accrued severance (net of payments made in 2008) resulting from the resignation of our former Chief Executive Officer effective February 1, 2008.

        In 2007, cash provided by operating activities was $46.6 million compared to cash used in operating activities of $2.2 million in 2006. Cash provided by operating activities in 2007 resulted from a decrease in operating assets and liabilities of $22.8 million, $21.9 of net income and non-cash items of $2.0 million. The $2.0 million in non-cash adjustments were primarily the result of the $1.9 million inventory impairment charge recorded at year-end and $1.6 million of stock-based compensation expense; offset by a $2.0 million increase in deferred income tax benefits. The decrease in net working capital was primarily due to:

  •
  $37.7 million decrease in accounts receivable due to timing together with an increase in collections.

  •
  $1.5 million increase in accrued expenses mainly due to a $1.1 million increase in customer prepayments and credits due customers in excess of amounts owed as well as a $848,000 increase in marketing related accrued expenses, and a $617,000 reserve for loss on purchase commitments of inventory items.

  •
  $9.7 million increase in inventory primarily due to decrease in sales, timing of sales and order cancellations, and a $1.1 million reserve for inventory returns.

  •
  $1.0 million decrease in accounts payable mainly due to timing.

  •
  $5.1 million decrease in income taxes payable due to the decrease in our taxable income and timing of our estimated tax payments, a $884,000 liability recorded for state income taxes.

  •
  $660,000 decrease in accrued bonuses due to timing and overall decrease in bonus amounts.

  •
  $613,000 decrease in commissions payable due to decreased commission rates and decreased sales.

  •
  $477,000 decrease in prepaid and other current assets mainly due to timing.

        Investing activities relate primarily to investments in capital expenditures and patents and trademarks. Capital expenditures are primarily related to leasehold improvements, furniture and fixtures, computer equipment, warehouse equipment and product molds and designs.

        In 2008, cash used in investing activities was $2.4 million compared to $1.1 million in 2007 and $505,000 in 2006. This increased use of cash during the twelve months ended December 31, 2008 was primarily the result of the termination of distributorship agreements during the period. Effective March 31, 2008 and April 30, 2008, we entered into agreements to terminate our current arrangements regarding the distribution of Heelys-branded footwear and products in the Germany and Austria territories and in the France, Monaco and Andorra territories, respectively, allowing us, through our Belgian subsidiary, to market our products directly in those countries. In connection with these terminations we recognized intangibles totaling $3.7 million (2.4 million Euro). As of December 31, 2008, we paid $1.9 million (1.2 million Euro) in connection with these terminations with the balance of $1.5 million (1.1 million Euro) to be paid out over time in accordance with the terms of the agreements. The balance of the cash used in investing activities for the twelve months ended December 31, 2008 was due to the opening of our offices in Belgium, Germany and France as well as for upgrades to our information technology systems. Cash used during the twelve months ended December 31, 2007, was mainly for leasehold improvements to our offices in Carrollton, Texas to expand our office space and for the purchase of office equipment and furniture and fixtures to accommodate increased headcount.

        Financing activities relate primarily to repayments under promissory notes we executed to finance the payment of certain of our insurance premiums, the payment of dividends, the exercise of stock options and the excess tax benefit on stock-based compensation awards. In 2008, cash used in financing was $25.7 million compared to cash used in financing of $933,000 in 2007. Cash provided by financing activities was $56.1 million in 2006. Cash used in financing in 2008 is primarily the result of dividends of $27.6 million paid during the period, less proceeds from stock option exercises of $2.0 million. Cash used in financing activities in 2007 is primarily the result of the payment of $1.1 million of liabilities incurred in connection with our initial public offering, which we closed in December 2006, and principal payments on our promissory notes of $211,000 offset by $133,000 in cash provided by the exercise of stock options and $207,000 in excess tax benefits on stock-based compensation awards. The cash provided by financing activities in 2006 was primarily the result of the completion of our initial public offering in December. We sold 3,125,000 shares of common stock at a price of $21.00 per share for total gross proceeds of $65.6 million. The net proceeds were $61.0 million, after deducting $4.6 million in underwriting discounts and commissions. We incurred a total of $2.2 million in other direct expenses in connection with this offering of which $1.1 million was paid in 2006, bringing the net cash provided by the offering to $59.9 million. Cash provided by financing activities in 2006 also included $120,000 in net proceeds from short-term debt, $117,000 excess tax benefit on stock-based compensation awards and $35,000 proceeds from the exercise of stock options, offset by our repurchase of $4.0 million in shares of our common stock from certain of our stockholders.

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

        In September 2007, we entered into a $2.0 million revolving credit facility with JPMorgan Chase Bank, N.A. which expires June 30, 2009. Indebtedness under this revolving credit facility bears interest at a floating rate of interest based on either the prime rate quoted by JPMorgan Chase Bank, N.A. or an adjusted LIBOR rate. The credit facility agreement contains various restrictive covenants including (i) an obligation to maintain a tangible net worth of at least $75 million and (ii) a prohibition on incurring any other indebtedness for borrowed money. The credit agreement prohibits us from creating or permitting any lien, encumbrances or other security interest on the Company's accounts receivable or inventory. There were no borrowings under this revolving credit facility as of December 31, 2008.

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

Contractual Obligations and Commercial Commitments

        The following table summarizes our significant contractual cash obligations as of December 31, 2008:

		Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Operating leases and related obligations	$1,650	$341	$762	$419	$128
Purchase commitments	4,499	4,499
Severance and consulting agreements	498	433	65
Termination of distributorship agreements	2,824	2,718	106	—	—
Liability uncertain tax positions	1,727	1,311	—	—	—

Total obligations	$11,198	$9,302	$933	$419	$128

Operating Leases and Related Obligations:

Leases

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

        On October 29, 2007, we signed an operating lease for office space for our representative office in Qingdao, China. This lease expired December 1, 2008 but included two one-year extension options. On December 1, 2008, we exercised our right to renew this lease for one year. The information in the table above does not include the remaining one-year lease extension option. Payments under this lease agreement are made in the Chinese Yuan Renminbi. Future payments, included in the table above, have been estimated using the currency exchange rate as of December 31, 2008.

        Effective May 1, 2008, our Belgian subsidiary entered into an operating lease for office space in Brussels, Belgium for nine years with the option to terminate the lease at the end of each three year period. The information in the table above assumes that this lease will not be renewed after the initial three year period. Payments under this lease agreement are made in Euro. Future payments, included in the table above, have been estimated using the currency exchange rate as of December 31, 2008.

        Effective April 1, 2008, our Belgian subsidiary entered into an operating lease for office space in Munich, Germany for three years with an automatic renewal at the end of the initial three year lease unless six months notice is provided. The information in the table above does not include lease extensions. Payments under this lease agreement are made in Euro. Future payments, included in the table above, have been estimated using the currency exchange rate as of December 31, 2008.

        Effective May 1, 2008, our Belgian subsidiary entered into an operating lease for office space in Annecy, France for nine years with the option to terminate the lease at the end of each three year period. The information in the table above assumes that this lease will not be renewed after the initial three year period. Payments under this lease agreement are made in Euro. Future payments, included in the table above, have been estimated using the currency exchange rate as of December 31, 2008.

Third-Party Distribution Facilities

        Our Belgian subsidiary has expanded the use of a third-party distribution facility in Belgium and pays this third-party distributor fees and charges for services including handling, processing and packing materials. These fees and charges are activity based and therefore fluctuate and as a result related future obligations cannot be quantified. This agreement is for one year with automatic one year renewal terms. We expensed $5,000, $58,000 and $1,265,000 related to this third-party distribution facility in 2006, 2007 and 2008, respectively.

Purchase Commitments:

        At December 31, 2008, we had open purchase commitments of $4.5 million related to inventories that were still being held by the manufacturers.

Severance and Consulting Agreements:

Severance Agreement with former CEO

        On February 1, 2008, we entered into a Severance and General Release Agreement (the "Severance Agreement") with our former Chief Executive Officer ("CEO"). Under the Severance Agreement, our former CEO is entitled to receive approximately $470,000, payable in ten semi-monthly installments of approximately $17,000 beginning six months after the date of the Severance Agreement, followed by one lump sum payment of $300,000 payable in January 2009, up to 14 months of reimbursements for health and life insurance. As of December 31, 2008, we owed the former CEO the final lump sum payment of $300,000 and an estimated $4,000 for reimbursement of health and life insurance.

Consulting Agreement with former Senior Vice President

        Effective as of April 30, 2008, we entered into a Consulting Agreement with our former Senior Vice President. The Consulting Agreement will terminate on June 30, 2010, unless terminated earlier or the parties agree to extend the term. Under the Consulting Agreement, our former Senior Vice President (the "Consultant") will provide the Company (i) consulting services relating to mergers and acquisitions, (ii) support services in connection with the prosecution or defense of any pending or future litigation, arbitration, business, or investigatory matter relating to the Company, and (iii) other services agreed upon by the parties. The primary compensation under the Consulting Agreement shall be (i) a fee for merger and acquisition services to be paid in 25 monthly installments of $10,780 per month beginning June 30, 2008, (ii) success fees more fully described in the Consulting Agreement and equal to varying percentages of the total value of certain mergers or acquisitions originated by the Consultant, (iii) a fee of $125 per hour (up to a maximum of $1,000 per day) for litigation support services rendered, and (iv) a fee of $125 per hour (up to a maximum of $1,000 per day for actual time billed) for services rendered for matters other than merger and acquisition services or litigation support. Assuming that the Consulting Agreement is not terminated early, as of December 31, 2008 we would owe the former Senior Vice President $194,000 in fees for future merger and acquisition services. We have included this commitment in the table above under the assumption that the Consulting Agreement will not be terminated early. We have made no assumptions regarding future payment of compensation to the former Senior Vice President for success fees or hourly fees that might be earned by the Senior Vice President subsequent to December 31, 2008.

Termination of Distributorship Agreements:

        Effective March 31, 2008, we entered into agreements to terminate our arrangement regarding the distribution of Heelys-branded footwear and products in Germany and Austria, allowing us to market, through our Belgian subsidiary, our products directly in such countries. This included a Termination

Agreement (the "Termination Agreement") with The Territory Distribution GmbH (the "Distributor"), and Achim Lippoth, the sole owner of the Distributor ("Lippoth"), pursuant to which, among other things, a prior Distributor Agreement between the our company and the Distributor was terminated, we agreed to purchase from the Distributor all of the Distributor's inventory of unsold Heelys products and other specified assets for the Distributor's cost, and all of the unshipped orders for Heelys products on the Distributor's order book as of March 31, 2008 for a price equal to the Distributor's net wholesale margin on such unshipped orders (which is to be paid on or before the end of the month following our receipt of payment for the Heelys products shipped in response to such unshipped orders), and the Distributor and Lippoth agreed, until March 31, 2010, not to compete with us relating to the our products anywhere in the world. In connection with the Termination Agreement our Belgian subsidiary entered into two consulting agreements, one with The Sansean Group Limited ("Sansean"), and one with Lippoth, pursuant to which, among other things, Sansean and Lippoth agreed to perform certain consulting services and our Belgian subsidiary agreed to pay Sansean and Lippoth consulting fees as set forth in their respective consulting agreements. Payments under these agreements are to be made in Euro.

        Effective April 30, 2008, we entered into agreements to terminate our current arrangement regarding the distribution of Heelys-branded footwear and products in France, Monaco and Andorra, allowing our company, through our Belgian subsidiary, to market products directly in such countries. This included a Termination Agreement (the "Termination Agreement") with Trotwood Import/Export (the "Distributor"), Trotwood Investments Ltd., the sole owner of the Distributor ("TIL"), and David Stanley ("D. Stanley") and Margarete Stanley ("M. Stanley"), pursuant to which, among other things, a prior International Distributor Agreement between our company and the Distributor was terminated, we agreed to purchase from the Distributor all of the Distributor's inventory of unsold Heelys products for the Distributor's cost of such products, the Distributor's order books relating to Heelys products at the value on Distributor's books and certain other incidental assets of the Distributor related to its distribution operations as described in the Termination Agreement (we agreed to pay Distributor for such items on or before May 16, 2008), we agreed to purchase from the Distributor all of the unshipped orders for Heelys products on the Distributor's order book as of April 30, 2008 that are not novated to our company or one of its affiliates for a price equal to the Distributor's net wholesale margin on such unshipped orders (which is to be paid on or before the end of the month following our receipt of payment for the Heelys products shipped in response to such unshipped orders). In addition, the Distributor, Shareholder, D. Stanley and M. Stanley agreed, until April 30, 2012, not to compete with us relating to our products anywhere in the world and we agreed to pay Distributor an additional amount set forth in the Termination Agreement for each pair of Heelys branded footwear sold by our company or its affiliates in France, Monaco and Andorra. In connection with the Termination Agreement our Belgian subsidiary, entered into a Consulting Agreement with TIL pursuant to which, among other things, TIL agreed to perform certain consulting services and our Belgian subsidiary agreed to pay TIL consulting fees as set forth in such consulting agreement. Payments under these agreements are to be made in Euro.

        The primary assets acquired as a result of these agreements were the customer lists and goodwill. In addition, both of these former distributors agreed to not compete with the Company for a limited period of time. The fair value of the acquired assets was based upon the amount at which the assets could be bought or sold in a current transaction between willing parties. As a result, the Company recorded goodwill and intangibles (including acquired customer relationships and non-compete agreements) in the amount of $3.7 million (2.4 million Euro). As of December 31, 2008, the Company paid $1.9 million (1.2 million Euro) for these acquired assets with the balance of $1.5 million (1.1 million Euro) to be paid out over time in accordance with the terms of the agreements; $1.3 million is recorded as other long term liability and $246,000 is recorded as a current liability. Additionally, as of December 31, 2008, we owed these distributors amounts related to unshipped orders and consulting services. We record a liability, related to unshipped orders, when the order is fulfilled

(shipped). This liability is paid on or before the end of the month following receipt of payment by the customer. Liabilities for consulting services are recorded monthly as the consulting services are performed. As of December 31, 2008, a liability has been recorded related to unshipped order and consulting services in the amount of $378,000. Additionally, we have estimated future liabilities related to the unshipped orders and consulting services in the amount of $869,000. We have included these amounts in the table above under the assumption that the consulting services would be performed and that the net wholesale margin would be earned. Payments due to these distributors are to be made in Euro. Future payments, included in the table above, have been estimated using the currency exchange rate as of December 31, 2008.

Liability Uncertain Tax Positions:

        Liabilities (including penalties and interest) for uncertain tax positions in certain jurisdictions as of December 31, 2008 was $1.7 million. We are generally unable to reasonably estimate the timing of the payments or the amount by which a liability will increase or decrease over time; therefore we have only reflected in the "Payments due by period" section of the table above those amounts we were reasonably able to estimate.

Seasonality

        Similar to other vendors of footwear products, sales of our products are subject to seasonality. There are three major buying seasons in footwear: spring/summer, back-to-school and holiday. We offer two primary lines: spring/summer and a combined back-to-school/holiday line. A few new styles will typically be added for holiday. Shipments for spring/summer take place during the first quarter and early weeks of the second quarter, shipments for back-to-school generally begin in May and finish in late August and shipments for the holiday season begin in October and finish in early December. Historically, we have experienced greater revenues in the second half of the year than those in the first half due to a concentration of shopping around the back-to-school and holiday seasons.

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

        During the second half of 2007, we experienced challenges related primarily to higher than expected inventory positions of product at many of our domestic accounts as weekly unit sales were lower than internal projections of many of our domestic retail customers, which had a significant adverse effect on our results for the second half of 2007. We believe that this was attributed to: (1) aggressive sell-through expectations of some of our domestic retailers going into the summer months and (2) retail softness in footwear and apparel. Certain of our major retailers were reluctant to place significant fourth quarter 2007 orders until their current inventory was reduced to their targeted levels. We also saw decreased prices on our products at certain of our retailers in the fourth quarter of 2007 and continuing into 2008. These factors led us to work closely with each of our key retail customers to assist them in managing their inventory and sell-through. This included providing marketing discretionary funds, rescheduling orders to later dates, accepting cancellations, increasing marketing, promotion and advertising support, and accepting returns.

        While inventory levels at many of our domestic retailers decreased during 2008, we continued to see decreased retail prices on many of our products during a difficult footwear and apparel environment. Many retailers were reluctant to place orders which resulted in decreased sales. We expect our retail customers to continue to be more cautious when placing future orders and to shift toward shorter lead times and at-once inventory purchases. Additionally, we expect to continue to provide marketing, promotional and advertising support to our retail customers to promote the sell-through of our products and monitor inventory levels at our retail customers in an effort to manage the balance between supply and demand in the retail channel. Results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Backlog

        Historically, we received most of our orders three to four months prior to the date the products were shipped to customers. At December 31, 2008, our backlog was approximately $4.3 million, compared to approximately $7.2 million at December 31, 2007. Although generally, these orders are not subject to cancellation prior to the date of shipment, cancellations have and may continue to occur. During the second half of 2007 and continuing through 2008, many of our retail customers were cautious when placing future orders with us and shifting toward shorter lead times. We believe this was attributed to retail softness in footwear and apparel. This trend required us to take more aggressive inventory position to be able to meet at-once orders. While we will continue to experience some rescheduled orders, cancellations and returns in the normal course of business, we do not anticipate, at this time, for those to be as significant as those we encountered during the second half of 2007 and continuing into the first half of 2008. We expect our retail customers to continue to be more cautious when placing future orders and shifting toward shorter lead times and at-once inventory purchases. We will continue to provide marketing, promotional and advertising support to our retail customers to promote the sell-through of our products. We will actively monitor inventory levels at our retail customers in an effort to manage the balance between supply and demand in the retail channel. For a variety of reasons, including the timing of release dates for our product offerings, shipments, order deadlines and receipt of orders, backlog may not be a reliable measure of future sales and may not be comparable from one period to another.

Vulnerability Due to Customer Concentration

        In 2006, Journeys represented 12.7% of our net sales. For 2007, Finish Line accounted for 13.2% of our net sales. In 2008, Journeys represented 9.9% of our net sales. No other retail customer or independent distributor accounted for 10% or more of our net sales in any of these periods. We anticipate that our net sales may remain concentrated for the foreseeable future. If any of our significant retail customers or independent distributors decreases its purchases of our products or stops purchasing our products our net sales and results of operations could be adversely affected.

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

        Property and Equipment.    Property and equipment, including furniture and fixtures, office equipment, plant equipment, leasehold improvements, computer hardware and software are recorded at cost and this cost is depreciated over the asset's estimated useful life. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans or changes in anticipated cash flow. When factors indicate that a long-lived asset should be evaluated for possible impairment, we review the asset or property to assess recoverability from future operations using the undiscounted pre-tax future net cash flows expected to be generated by that asset or property. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value.

        Goodwill and Other Intangible Assets.    In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill and intangible assets with indefinite lives are not amortized but are instead measured for impairment at least annually, or when events indicate that an impairment might exist. As required by SFAS 142, in impairment tests for goodwill, we compared the estimated fair value of goodwill to the carrying value over our estimate of fair value. Our estimates of fair value utilized in goodwill tests may be based upon a number of factors, including assumptions about the expected future operating performance of our reporting units. Estimates may change in future periods due to, among other things, the expected future operating performance of our reporting units. Estimates may also change in future periods as a result of, among other things, technological change, economic conditions, change to our business operations or inability to meet business plans. Such changes may result in impairment charges recorded in future periods. Any impairment charge related to goodwill would be classified as a separate line item on the consolidated statement of operations for amounts necessary to reduce the carrying value of the asset to fair value. In the fourth quarter of 2008, we performed the required annual impairment test and determined that no goodwill impairment existed.

        Income Tax.    Tax laws require items to be included in our tax returns at different times than when these items are reflected in the consolidated financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. We assess the realizability of our deferred tax assets to determine whether a valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, if we determine if it is more likely than not the deferred tax asset will not be realized a valuation allowance is established.

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

  Recent Accounting Pronouncements

        See Note 2—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

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

Changes in Internal Control over Financial Reporting

        There were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the fourth quarter of 2008. We have completed our efforts regarding compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2008. The results of our evaluation are discussed below in Management's Report on Internal Control Over Financial Reporting.

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

        We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that as of December 31, 2008, our internal control over financial reporting is effective.

        Our independent registered public accountants, Deloitte & Touche LLP, audited the consolidated financial statements included in this annual report on Form 10-K and have issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2008, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Heelys, Inc.
Carrollton, Texas

        We have audited the internal control over financial reporting of Heelys, Inc. and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 31, 2009 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 31, 2009

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Incorporated by reference from the information in our proxy statement for the 2009 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Report relates.

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

Item 11.    Executive Compensation

        Incorporated by reference from the information in our proxy statement for the 2009 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Report relates.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Incorporated by reference from the information in our proxy statement for the 2009Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Report relates.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Incorporated by reference from the information in our proxy statement for the 2009 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Report relates.

Item 14.    Principal Accounting Fees and Services

        Incorporated by reference from the information in our proxy statement for the 2009 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Report relates.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements
The following documents are filed as a part of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and December 31, 2008
Consolidated Statements of Operations for the Years ended December 31, 2006, 2007 and 2008
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Years ended December 31, 2006, 2007 and 2008
Consolidated Statements of Cash Flows for the Years ended December 31, 2006, 2007 and 2008
Notes to Consolidated Financial Statements
(2)	Financial Statement Schedule
The following financial statement schedule is filed herewith:
	Valuation and Qualifying Accounts and Reserves	F-40
(3)	Exhibits
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

Exhibit No.	Description
10.5	Letter Agreement, dated June 28, 2006, by and between Richard E. Middlekauff and Roger R. Adams, and approved by the Registrant (incorporated by reference to Exhibit 10.9 to the Form S-1).
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

Exhibit No.	Description
10.16	First Amended and Restated Consulting Agreement, dated as of August 1, 2007, between Boss Technical Services and Heeling Sports Limited. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on August 14, 2007)
10.17
Employment Agreement, Including Agreement to Arbitrate, Noncompetition Agreement and Nondisclosure Agreement, dated as of April 12 2007, between William D. Albers and Heeling Sports Limited. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on September 5, 2007) The Securities and Exchange Commission has granted confidential treatment for a portion of this document. A complete version of this document has been filed separately with the Securities and Exchange Commission.)*
10.18
Employment Agreement, Including Agreement to Arbitrate, Noncompetition Agreement and Nondisclosure Agreement, dated as of July 5, 2007, between John O'Neil and Heeling Sports Limited. (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on September 5, 2007) The Securities and Exchange Commission has granted confidential treatment for a portion of this document. A complete version of this document has been filed separately with the Securities and Exchange Commission.)*
10.19
Employment Agreement, Including Agreement to Arbitrate, Noncompetition Agreement and Nondisclosure Agreement, dated as of August 31, 2007, between James S. Peliotes and Heeling Sports Limited. (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed on September 5, 2007) The Securities and Exchange Commission has granted confidential treatment for a portion of this document. A complete version of this document has been filed separately with the Securities and Exchange Commission.)*
10.20
Credit Agreement dated as of September 19, 2007, between JPMorgan Chase Bank, N.A. and Heeling Sports Limited (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on September 28, 2007)
10.21
Line of Credit Note dated as of September 19, 2007, between JPMorgan Chase Bank, N.A. and Heeling Sports Limited (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on September 28, 2007)
10.22
Negative Pledge Agreement dated as of September 19, 2007, between JPMorgan Chase Bank, N.A. and Heeling Sports Limited (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed on September 28, 2007)
10.23
Severance and General Release Agreement dated as of February 1, 2008, between Michael G. Staffaroni and Heeling Sports Limited (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on February 4, 2008).*
10.24
Settlement Agreement and Technology License Agreement dated as of March 11, 2008, between Heeling Sports Limited and Elan-Polo, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 12, 2008) (The Securities and Exchange Commission has granted confidential treatment for a portion of this document. A complete version of this document has been filed separately with the Securities and Exchange Commission.)

Exhibit No.	Description
10.25	Termination Agreement dated as of March 13, 2008, between Heeling Sports Limited and The Territory Distribution GmbH (the "Distributor") and Achim Lippoth, a German individual and the sole owner of the Distributor. (incorporated by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 12, 2008) (The Securities and Exchange Commission has granted confidential treatment for a portion of this document. A complete version of this document has been filed separately with the Securities and Exchange Commission.)
10.26
Consulting Agreement dated as of March 31, 2008, between Heeling Sports EMEA and The Sansean Group Limited. (incorporated by reference to Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 12, 2008) (The Securities and Exchange Commission has granted confidential treatment for a portion of this document. A complete version of this document has been filed separately with the Securities and Exchange Commission.)
10.27
Consulting Agreement dated as of March 31, 2008, between Heeling Sports EMEA and Achim Lippoth, a German individual. (incorporated by reference to Exhibit 10.5 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 12, 2008) (The Securities and Exchange Commission has granted confidential treatment for a portion of this document. A complete version of this document has been filed separately with the Securities and Exchange Commission.)
10.28
Termination Agreement dated as of April 30, 2008, between Heeling Sports Limited and Trotwood Import/Export (the "Distributor"), Trotwood Investments Ltd., the sole owner of the Distributor (the "Shareholder") and David Stanley and Margarete Stanley, the sole owners of the Shareholder. (incorporated by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 12, 2008) (The Securities and Exchange Commission has granted confidential treatment for a portion of this document. A complete version of this document has been filed separately with the Securities and Exchange Commission.)
10.29
Consulting Agreement dated as of April 30, 2008, between Heeling Sports EMEA and Trotwood Investments Ltd. represented by Margarete Stanley. (incorporated by reference to Exhibit 10.7 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 12, 2008) (The Securities and Exchange Commission has granted confidential treatment for a portion of this document. A complete version of this document has been filed separately with the Securities and Exchange Commission.)
10.30
Consulting Agreement dated as of April 30, 2008, between Heelys, Inc. and Patrick F. Hamner (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on May 2, 2008).*
10.31
Employment Agreement dated as of July 17, 2008, between Heelys, Inc. and Donald K. Carroll (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K/A filed on July 23, 2008).*
10.32	Amendment No. 2 to the Heelys, Inc. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-8 filed on August 11, 2008).*
10.33
Executive Employment Agreement, dated as of August 29, 2008, between Heeling Sports Limited and Lisa K. Peterson (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K/A filed on September 4, 2008).*

Exhibit No.	Description
10.34	Executive Employment Agreement, dated as of August 29, 2008, between Heeling Sports Limited and John Benton Price (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K/A filed on September 4, 2008).*
10.35
Executive Employment Agreement, dated as of October 28, 2008, between Heeling Sports Limited and Willian D. Albers (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on October 31, 2008).*
10.36
Executive Employment Agreement, dated as of October 28, 2008, between Heeling Sports Limited and John W. O'Neil (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on October 31, 2008).*
10.37
Severance and General Release Agreement dated as of February 10, 2009, between Donald K. Carroll and Heeling Sports Limited (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on February 10, 2009).*
10.38
Letter Agreement dated as of February 9, 2009, between Michael W. Hessong and Heelys Inc. (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on February 10, 2009).*
21.1	List of subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Michael W. Hessong, Interim Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Lisa K. Peterson, Chief Financial Officer.
32.1	Certification by Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*
Management contract or a compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEELYS, INC.
By:	/s/ MICHAEL W. HESSONG Michael W. Hessong Interim Chief Executive Officer

        Date: March 31, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. HESSONG Michael W. Hessong	Interim Chief Executive Officer (Principal Executive Officer)	March 31, 2009
/s/ LISA K. PETERSON Lisa K. Peterson	Chief Financial Officer (Principal Financial Officer)	March 31, 2009
/s/ GARY L. MARTIN Gary L. Martin	Chairman of the Board	March 31, 2009
/s/ ROGER R. ADAMS Roger R. Adams	Director	March 31, 2009
/s/ JERRY R. EDWARDS Jerry R. Edwards	Director	March 31, 2009
/s/ PATRICK F. HAMNER Patrick F. Hamner	Director	March 31, 2009
/s/ SAMUEL B. LIGON Samuel B. Ligon	Director	March 31, 2009

Signature	Title	Date

Richard E. Middlekauff	Director	March , 2009
/s/ RALPH T. PARKS Ralph T. Parks	Director	March 31, 2009
/s/ JEFFREY G. PETERSON Jeffrey G. Peterson	Director	March 31, 2009

HEELYS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Heelys, Inc.
Carrollton, Texas

        We have audited the accompanying consolidated balance sheets of Heelys, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements presents fairly, in all material respects, the financial position of Heelys, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 31, 2009

HEELYS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2007 AND 2008

(In thousands, except share data)

	December 31,
	2007	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$98,771	$68,446
Accounts receivable, net of allowances of $1,458 and $664, respectively	5,577	6,594
Inventories	14,969	12,104
Prepaid and other current assets	1,439	831
Income tax receivable	2,216	268
Deferred income tax benefits, net of valuation allowance of $0 and $851, respectively	2,382	3,572

Total current assets	125,354	91,815
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,094 and $1,352, respectively	923	1,007
PATENTS AND TRADEMARKS, net of accumulated amortization of $1,019 and $1,136, respectively	359	310
INTANGIBLE ASSETS, net of accumulated amortization of $0 and $254, respectively	—	1,412
GOODWILL	—	1,668
DEFERRED INCOME TAX BENEFITS, net of valuation allowance of $123 and $726, respectively	1,054	284

TOTAL ASSETS	$127,690	$96,496

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$306	$1,910
Accrued severance	—	304
Accrued expenses	7,966	4,787
Income taxes payable	884	1,347

Total current liabilities	9,156	8,348
LONG TERM LIABILITIES
Income taxes payable	1,572	442
Other long term liabilities	—	1,331

TOTAL LIABILITIES	10,728	10,121
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 75,000,000 shares authorized; 27,074,856 shares issued and outstanding as of December 31, 2007 and 27,571,052 shares issued and outstanding as of December 31, 2008	27	28
Additional paid-in capital	61,783	64,809
Retained earnings	55,152	21,657
Accumulated other comprehensive loss	—	(119)

Total stockholders' equity	116,962	86,375

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$127,690	$96,496

See notes to consolidated financial statements.

HEELYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(In thousands, except per share data)

	Year Ended December 31,
	2006	2007	2008
NET SALES	$188,208	$183,472	$70,741
COST OF SALES	122,565	125,412	52,825

Gross Profit	65,643	58,060	17,916
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling and marketing	13,695	15,179	11,336
General and administrative	6,436	11,096	14,935
Severance	—	—	693

Total selling, general and administrative expenses	20,131	26,275	26,964
INCOME (LOSS) FROM OPERATIONS	45,512	31,785	(9,048)
OTHER EXPENSE (INCOME)
Interest expense	760	86	101
Interest income	(221)	(3,580)	(2,150)
Other expense (income), net	66	20	(1,151)
Exchange (gain) loss, net	—	—	593

Total other expense (income)	605	(3,474)	(2,607)
INCOME (LOSS) BEFORE INCOME TAXES	44,907	35,259	(6,441)
INCOME TAX EXPENSE (BENEFIT)	16,285	13,319	(517)

NET INCOME (LOSS)	$28,622	$21,940	$(5,924)

EARNINGS (LOSS) PER SHARE:
Basic	$1.47	$0.81	$(0.22)
Diluted	$1.14	$0.78	$(0.22)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	19,479	27,060	27,321
Diluted	25,114	28,214	27,321

See notes to consolidated financial statements.

HEELYS, INC.

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(In thousands)

	Common Stock					Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Earnings			Total Stockholders' Equity
	Shares	Amount
BALANCE—December 31, 2005	13,989	$14	$140	$8,590		$—	$8,744
Comprehensive income:
Net earnings				28,622			28,622

Total comprehensive income							28,622

Purchase and retirement of treasury stock	(1,449)	—	—	(4,000)		—	(4,000)
Conversion of Series B redeemable preferred stock to common stock	11,364	10	115	—		—	125
Initial public offering	3,125	3	58,794	—		—	58,797
Stock option exercises	13	—	53	—		—	53
Amortization of stock-based compensation expense	—	—	576	—		—	576
Income tax benefit on stock-based compensation awards	—	—	117	—		—	117

BALANCE—December 31, 2006	27,042	27	59,795	33,212		—	93,034
Comprehensive income:
Net earnings				21,940			21,940

Total comprehensive income							21,940

Stock option exercises	33	—	133	—		—	133
Amortization of stock-based compensation expense	—	—	1,648	—		—	1,648
Income tax benefit on stock-based compensation awards	—	—	207	—		—	207

BALANCE—December 31, 2007	27,075	27	61,783	55,152		—	116,962
Comprehensive income (loss):
Net earnings				(5,924)			(5,924)
Foreign currency translation adjustment	—	—	—	—		(119)	(119)

Total comprehensive income (loss)							(6,043)

Stock option exercises	496	1	2,010	—		—	2,011
Amortization of stock-based compensation expense	—	—	1,179	—		—	1,179
Income tax benefit on stock-based compensation awards	—	—	(163)	—		—	(163)
Dividends paid	—	—	—	(27,571	)(1)	—	(27,571)

BALANCE—December 31, 2008	27,571	$28	$64,809	$21,657		$(119)	$86,375

(1)
On December 5, 2008, the Company's board of directors declared a special cash dividend in the amount of $1.00 per share of common stock. This dividend was paid on December 22, 2008 to the shareholders of record on December 15, 2008.

See notes to consolidated financial statements.

HEELYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(In thousands)

	Year Ended December 31,
	2006	2007	2008
OPERATING ACTIVITIES:
Net Income (Loss)	$28,622	$21,940	$(5,924)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	402	622	643
Deferred income tax benefits	(872)	(2,060)	(583)
Stock-based compensation awards	576	1,648	1,179
Excess tax benefit on stock-based compensation awards	(117)	(207)	—
(Loss) gain on disposal of property and equipment	1	35	24
Unrealized loss on foreign exchange rates	—	—	609
Inventory impairment charges	—	1,851	2,076
Changes in operating assets and liabilities:
Accounts receivable	(34,970)	37,679	(1,122)
Inventory	(4,578)	(10,763)	598
Prepaid and other current assets	(644)	(477)	596
Accounts payable	1,086	(997)	1,671
Accrued expenses	4,852	841	(2,629)
Income taxes payable/receivable	3,462	(3,523)	800

Net cash provided (used in) operating activities	(2,180)	46,589	(2,062)
INVESTING ACTIVITIES:
Purchases of equipment	(310)	(794)	(378)
Increase in patents and trademarks	(195)	(275)	(74)
Acquisition of goodwill and intangible assets	—	—	(1,945)

Net cash used in investing activities	(505)	(1,069)	(2,397)
FINANCING ACTIVITIES:
Purchase of treasury stock	(4,000)	—	—
Borrowings on revolving credit facility	23,829	—	—
Principal payments on revolving credit facility	(23,829)	—	—
Proceeds from issuance of short-term debt	4,958	—	—
Principal payments on short-term debt	(4,838)	(211)	—
Proceeds from exercise of stock options	35	133	2,010
Excess tax benefit on stock-based compensation awards	117	207	—
Proceeds from initial public offering, net of expenses	59,859	—	—
Costs related to initial public offering	—	(1,062)	—
Dividend payment	—	—	(27,571)

Net cash (used in) provided by financing activities	56,131	(933)	(25,561)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(305)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	53,446	44,587	(30,325)
CASH AND CASH EQUIVALENTS, beginning of period	738	54,184	98,771

CASH AND CASH EQUIVALENTS, end of period	$54,184	$98,771	$68,446

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$771	$6	$—

Income Taxes	$13,750	$19,200	$1,079

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Acquisition of goodwill and intangible assets included in accrued expenses and other long term liabilities	$—	$—	$1,451

Conversion of Series B redeemable preferred stock into common stock	$125	$—	$—

Accrued costs initial public offering	$1,062	$—	$—

Receivable due from stock option excercises	$18	$—	$—

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

        In February 2008, the Company formed Heeling Sports EMEA SPRL, a Belgium corporation and indirect wholly-owned subsidiary of the Company, with offices in Brussels, Belgium, with branch offices in Germany and France, to manage the Company's European operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Consolidated Financial Statements—The consolidated financial statements include the accounts of Heelys, Inc. and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

        Use of Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the period. Management's significant estimates are as follows: allowances for estimated customer returns, marketing discretionary funds; doubtful accounts; assessment of lower of cost or market on inventory; useful lives assigned to long-lived assets; income taxes including deferred taxes and uncertain tax positions; legal reserves for current pending claims and estimated incurred-but-not-reported claims; and the value of common stock options for the purpose of determining stock-based compensation cost. Actual results could differ from these estimates and the differences could be material. Differences are reported in the period in which they become known.

        Foreign Currency Translation—The U.S. dollar is the Company's reporting currency. Assets and liabilities of foreign operations which are denominated in a functional currency other than the U.S. dollar are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange during the applicable period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders' equity. The impact of foreign currency translations was $119,000 in 2008. Prior to 2008, the Company did not have any foreign operations.

        Foreign Currency Transactions—Gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in other income and expense in the period in which they occur. Net loss on foreign currency transactions was $593,000 for 2008. There were no gains or losses generated during 2006 or 2007.

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Foreign Currency Remeasurement—For foreign operations whose records are not maintained in its functional currency, the Company remeasures the financial statements into the functional currency before translation. Historical and current exchange rates are used in the remeasurement process depending on the nature of the account. All exchange gains and losses from the remeasurement of monetary assets and liabilities that are not denominated in the functional currency are recognized in other expense or income.

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

        The Company considers its concentration risk related to accounts receivable to be mitigated by the Company's credit policy, the significance of outstanding balances owed by each individual customer at any point in time and the geographic dispersion of these customers.

        The Company outsources all of its manufacturing to a small number of independent manufacturers. Establishing replacement sources could require significant additional time and expense.

        Accounts Receivable—Accounts receivable are stated net of allowances for estimated customer returns, marketing discretionary funds and doubtful accounts of $1,458,000 and $664,000 at December 31, 2007 and 2008, respectively.

        Inventories—Inventories are stated at the lower of cost or market. Inventories are valued on a first-in first-out ("FIFO") basis. Inventory costs include inbound freight. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the forecast of future demand and market conditions. Ongoing estimates are made relating to the net realizable value of inventories. If the estimated net realizable value of inventory is less than the cost, a write-down equal to the difference between the cost of the inventory and the estimated net realizable value is recorded. If changes in market conditions result in reductions in the estimated net realizable value of inventory below previous estimates, an increase in the write-down is recorded in the period in which such a determination was made. At December 31, 2007, the Company recorded a $1.9 million write-down of inventories on-hand and a $617,000 loss on purchase commitments related to inventory that was still being held by the manufacturers. During 2008, the Company charged cost of sales $2.1 million in order to properly state inventories at lower of cost or market. There was no loss on purchase commitments recorded during 2008. All other purchasing and distribution costs associated with ending inventories are expensed. Inventories include $1,100,000 and $142,000 of estimated inventories to be returned from retail customers at December 31, 2007 and 2008, respectively.

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

        Goodwill and Other Intangible Assets—In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill is not amortized but is instead measured for impairment at least annually, or when events indicate that an impairment might exist. As required by SFAS 142, the Company compares the estimated fair value of goodwill to the carrying value. The Company's estimates of fair value utilized in goodwill tests may be based upon a number of factors, including assumptions about the expected future operating performance of our reporting units. Estimates may change in future periods due to, among other things, the expected future operating performance of the Company's reporting units. Estimates may also change in future periods as a result of, among other things, technological change, economic conditions, changes to the Company's business operations or inability to meet business plans. Such changes may result in impairment charges recorded in future periods. Any impairment charge related to goodwill would be classified as a separate line item on the consolidated statement of operations for amounts necessary to reduce the carrying value of the asset to fair value. In the fourth quarter of 2008, the Company performed the required annual impairment test and determined that no goodwill impairment existed.

        Intangible assets that are determined to have definite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, the Company estimates the future undiscounted cash flows to be derived from the asset to determine whether or not a potential impairment exists. If the carrying value exceeds the Company's estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over the estimate of its fair value. In the fourth quarter of 2008, the Company performed an impairment analysis and determined that no impairment existed.

        Long-Lived Assets—In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted pretax future net cash flows expected to be generated by that asset. An impairment loss is recognized if the estimated undiscounted future cash flows are less than the carrying value of the related assets. There were no impairments identified in the periods reported.

        Income Taxes—The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. The Company evaluates its ability to realize the tax benefits associated with deferred tax assets and a valuation allowance is required to be established unless management determines that it is more likely than not that the Company will ultimately realize the tax benefit associated with a deferred tax asset. Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 ("FIN 48") which addresses how the benefit of tax positions taken or expected to be taken on a tax return should be recorded in the financial statements. Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by a taxing authority, based on the

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

technical merits of the position. The amount recognized in the financial statements from an uncertain tax position is measured based on the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. To the extent a tax return position has not been reflected in income tax expense for financial reporting purposes, a liability ("unrecognized tax benefit") is recorded.

        Recognition of Revenues—Revenues are recognized when merchandise is shipped, title passes to the customer, the customer assumes risk of loss, the collection of relevant receivables is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Title passes upon shipment or upon receipt by the customer depending on the agreement with the customer. The Company records reductions to revenue for estimated returns, including permitted returns of damaged or defective merchandise, and for all other allowances, in accordance with Emerging Issues Task Force Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Product, at the time of revenue recognition. Accordingly, the Company provided total allowances of $3,416,000, $12,596,000 and $1,138,000 during 2006, 2007 and 2008, respectively.

        Advertising Costs—Advertising production costs are expensed the first time the advertisement is run. Media (TV, radio and print) placement costs are expensed in the month the advertising appears or is aired. Through cooperative advertising programs, the Company reimburses its retail customers for certain of their costs of advertising the Company's products. The Company records these costs in selling and marketing expense at the point in time when it is obligated to its customers for the costs, which is when the related revenues are recognized. This obligation may arise prior to the related advertisement being run. Total advertising and promotion expenses were $3,167,000, $7,890,000 and $6,948,000 during 2006, 2007 and 2008, respectively. Prepaid advertising and promotion expenses recorded in prepaid and deferred expenses totaled $131,000 and $49,000 at December 31, 2007 and 2008, respectively.

        Shipping and Handling Costs—Shipping and handling costs are expensed as incurred and included in costs of sales. Shipping and handling costs included in cost of sales were $5,389,000, $4,384,000 and $3,365,000 during 2006, 2007 and 2008, respectively. Shipping and handling costs billed to customers are included in net sales in accordance with Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Handling Fees and Costs, and were $800,000, $533,000 and $73,000 during 2006, 2007 and 2008, respectively.

        Insurance—The Company's insurance retention for general liability claims is $25,000 per claim for claims incurred through May 31, 2006, and $50,000 per claim for claims after May 31, 2006. In accordance with SFAS No. 5, Accounting for Contingencies ("SFAS 5"), an estimated liability is provided for current pending claims and estimated incurred-but-not-reported claims due to this retention risk. As required by SFAS 5, a liability is accrued by a charge to income if it is probable that a liability had been incurred at the date of the financials statements, and the amount of loss can be reasonably estimated. A liability for estimated claims in the amount of $167,000 and $141,000 as of December 31, 2007 and 2008, respectively, is therefore reflected in the balance sheet as an accrued liability.

        Earnings (loss) per Share—Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the effects of potentially dilutive securities that could share in the earnings (loss) of the Company. A reconciliation of

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the numerator and denominator used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008
Numerator—net income (loss) available to common stockholders	$28,622	$21,940	$(5,924)
Denominator:
Weighted average common stock outstanding for basic earnings per share	19,479	27,060	27,321
Effect of dilutive securities:
Preferred stock	5,061	—	—
Stock options	574	1,154	—

Adjusted weighted average common stock and assumed conversions for diluted earnings per share	25,114	28,214	27,321

        Stock options to purchase 216,250 and 1,666,423 shares of common stock at December 31, 2007 and December 31, 2008, respectively, were not included in the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

        Fair Value of Financial Instruments—The carrying value of financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short maturities.

        Recent Accounting Pronouncements—In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, ("SFAS 157"). The Company adopted SFAS 157 effective January 1, 2008. In February 2008, the FASB issued Staff Position No. 157-2, which delayed the effective date of SFAS 157 for certain nonfinancial assets and liabilities, including fair value measurements under SFAS 141 and SFAS 142 of goodwill and other intangible assets, to fiscal years beginning after November 15, 2008. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value: Level 1—Quoted prices in active markets for identical assets or liabilities; Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Upon issuance of

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS 157 and as of December 31, 2008, the Company did not hold any assets or liabilities that are required to be measured at fair value on a recurring basis, and therefore the adoption of the respective provisions of SFAS 157 did not have a material impact on the Company's financial position, cash flows or results of operations

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, ("SFAS 159"). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on these items will be reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. The Company adopted SFAS 159 effective January 1, 2008. Upon adoption, the Company did not elect the fair value option for any items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on the Company's financial position, cash flows or results of operations.

        In December 2007, the FASB issued Statement No. 141(R), Business Combinations, ("SFAS 141(R)"). SFAS 141(R) revises the current accounting practices for business combinations. Significant changes as a result of issuance of SFAS 141(R) include a revised definition of a business, expensing of acquisition- related transaction costs, and a change in how acquirers measure consideration, identifiable assets, liabilities assumed and goodwill acquired in a business combination. SFAS 141(R) is effective for the Company on January 1, 2009, and will be applied prospectively to all business combinations subsequent to the effective date. The Company does not expect SFAS 141(R) to have a material impact on its financial position, cash flows or results of operations.

        In December 2007, the FASB issued Statement No. 160, Noncontrolling interests in Consolidated Financial Statements—an amendment of ARB No. 51, ("SFAS 160"). SFAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the controlling owners and the interests of noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect SFAS 160 to have a material impact on its financial position, cash flows or results of operations.

        In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, ("SFAS 161"). SFAS 161 requires enhanced disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how instruments and the related hedged items are accounted for under SFAS 133 and related interpretations, and how derivative instruments and related hedged items affect the entity's financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect SFAS 161 to have a material impact on its financial position, cash flows or results of operations.

        In April 2008, the FASB issued FASB Staff Position ("FSP") No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). The intent of FSP 142-3 is to improve the consistency between the deemed useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company does not expect the adoption of FSP 142-3 to have a material impact on its financial position, cash flows or results of operations.

        In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, ("SFAS 162"). SFAS No. 162 is effective sixty days following the Securities and Exchange Commission ("SEC") approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, The Company does not expect SFAS 162 to have a material impact on its financial position, cash flows or results of operations.

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

        The net proceeds to the Company from the offering were approximately $58.8 million, after deducting underwriting discounts and commissions and other expenses incurred in connection with the offering. As of December 31, 2008, we had used $8.5 million of these proceeds to repay amounts outstanding under our revolving credit facility, $27.7 million for working capital purposes ($8.5 million in December 2006 and $19.2 million during 2007), and $8.6 million in 2008 to expand our international operations. The Company intends to use the remaining proceeds to fund infrastructure improvements, working capital needs; and other general corporate purposes.

4. SIGNIFICANT CUSTOMERS

        Customers of the Company consist of retail stores in the U.S. and certain European countries, and international wholesale distributors. The customers, individually or considered as a group under common ownership, which accounted for greater than 10% of accounts receivable or 10% of net sales during the periods reflected were as follows:

	Accounts Receivable December 31,		Net Sales Years Ended December 31,
	2007	2008	2006	2007	2008
Journey's	—%	8%	13%	9%	10%
Finish Line	—	—	4	13	3
Customer A	23	9	—	1	9
Customer B	11	11	5	3	3
Customer C	12	3	1	5	6
Customer D	19	6	—	1	3

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. PROPERTY AND EQUIPMENT

        Property and equipment included the following (in thousands):

		December 31,
	Estimated useful lives
		2007	2008
Leasehold improvements	1 - 10 years	$439	$497
Furniture and fixtures	7 years	160	191
Computer equipment (including software)	5 years	478	652
Equipment	5 years	123	135
Product molds and designs	2 years	817	884

Total		2,017	2,359
Less accumulated depreciation and amortization		(1,094)	(1,352)

Property and equipment—net		$923	$1,007

        Depreciation expense related to property and equipment was $151,000, $228,000 and $258,000 in 2006, 2007 and 2008, respectively.

6. PATENTS AND TRADEMARKS

        Patents and trademarks included the following (in thousands):

	December 31,
	2007	2008
Patents	$1,176	$1,226
Trademarks	177	195
Other	25	25

Total	1,378	1,446
Less accumulated amortization	(1,019)	(1,136)

Patents and trademarks—net	$359	$310

        Amortization expense related to patents and trademarks was $251,000, $394,000 and $130,000 in 2006, 2007 and 2008, respectively. The amortization amounts include write-offs of $13,000, $244,000 and $8,000 in 2006, 2007 and 2008, respectively, for patents and trademarks that were evaluated as having no future benefits. Amortization expense from 2009 through 2013 is expected to be $104,000, $89,000, $65,000, $39,000 and $13,000, respectively.

        In September 2002, the Company entered into an Intellectual Property Exclusive License Agreement (the "License Agreement"), which granted the Company an exclusive worldwide license to use various marks, trademarks, URLs, patents and patent applications related to the technology used in the Company's grind-and-roll HEELYS-wheeled footwear (collectively, the "Intellectual Property"). At December 31, 2002, the Company capitalized, as patents in progress, an escrow deposit of $100,000 required under the License Agreement that converted to the purchase price of the Intellectual Property upon execution of the Purchase Agreement. The Company also capitalized $102,000 in brokerage and legal fees related to these agreements as patents in progress at December 31, 2004. Upon the initial

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. PATENTS AND TRADEMARKS (Continued)

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

        Royalty payments of 12% of the Company's cost of certain products, $1.00 per footwear unit for certain styles and 25% of any sublicense revenue of any non-footwear products, apparel, accessories, or similar products that would infringe the trademarks for such products absent the Company's agreements with respect to such trademarks were expensed as incurred under the License Agreement. This royalty expense was $299,000, $278,000 and $44,000 in 2006, 2007 and 2008, respectively. The Company is no longer required to make royalty payments on sales of these certain products subsequent to December 31, 2008.

7. INTANGIBLE ASSETS

        Intangible assets included the following (in thousands):

December 31, 2008
Non-compete agreements	$233
Customer lists	1,433

Total	1,666
Less accumulated amortization	(254)

Non-compete agreements and customer lists—net	$1,412

        Effective March 31, 2008, the Company entered into agreements to terminate its arrangement regarding the distribution of Heelys-branded footwear and products in Germany and Austria; and effective April 30, 2008, to terminate its arrangement regarding the distribution in France, Monaco and Andorra. The primary assets acquired as a result of the termination of these distributorship agreements were the customer lists and goodwill. In addition, both of these former distributors agreed to not compete with the Company for a limited period of time.

        Amortization expense related to non-compete agreements and customer lists was $263,000 in 2008. Amortization expense from 2009 through 2013 is expected to be $357,000, $327,000, $318,000, $318,000, and $92,000, respectively. Non-compete agreements are amortized over 2 to 5 years, and customer lists are amortized over 5 years.

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. ACCRUED EXPENSES

        Accrued expenses consisted of the following (in thousands):

	December 31,
	2007	2008
Marketing costs	$1,520	$218
Customer prepayments	638	91
Credits due customers in excess of amounts owed	381	520
Estimated credits due customers for markdown and return allowances in excess of amounts owed	3,392	134
Legal settlement	—	722
Payroll and payroll related costs	54	428
Professional fees	654	903
Loss on purchase commitments	617	235
Payments due—termination of distributorship agreements (see Note 11)	—	624
Other	710	912

Total accrued expenses	$7,966	$4,787

        Accrued expenses at December 31, 2008, include $722,000, which represents the Company's estimate of the amounts to be paid in the settlements of the consolidated securities class action and the consolidated derivative lawsuits discussed more fully in Note 11.

        During fiscal year 2008, the Company agreed to purchase a portion of the business operations, certain assets, and retain employees on a contractual basis of two of its former distributors in Germany and France (discussed more fully in Note 11). The primary assets acquired as a result of these agreements were the customer lists and goodwill. In addition, both of these former distributors agreed to not compete with the Company for a limited period of time. The fair value of the acquired assets was based upon the amount at which the assets could be bought or sold in a current transaction between willing parties. As a result, the Company recorded goodwill and intangibles (including acquired customer relationships and non-compete agreements) in the amount of $3.7 million (2.4 million Euro). As of December 31, 2008, the Company paid $1.9 million (1.2 million Euro) for these acquired assets with the balance of $1.5 million (1.1 million Euro) to be paid out over time in accordance with the terms of the agreements; $1.3 million is recorded as other long term liability and $246,000 is recorded as a current liability and is reflected in the table above. Additionally, as of December 31, 2008, the Company owed these distributors amounts related to unshipped orders and consulting services. The Company records a liability, related to unshipped orders, when the order is fulfilled (shipped). This liability is paid on or before the end of the month following receipt of payment by the customer. Liabilities for consulting services are recorded monthly as the consulting services are performed. As of December 31, 2008, a liability has been recorded related to unshipped orders and consulting services in the amount of $378,000. This current liability is reflected in the table above.

9. ACCRUED SEVERANCE

        On February 1, 2008, the Company entered into a Severance and General Release Agreement (the "Severance Agreement") with its former Chief Executive Officer ("CEO"). Under the Severance Agreement, the former CEO is entitled to receive approximately $470,000, payable in ten semi-monthly

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. ACCRUED SEVERANCE (Continued)

installments of approximately $17,000 beginning six months after the date of the Severance Agreement, followed by one lump sum payment of $300,000 payable in January 2009 and up to 14 months of reimbursements for health and life insurance.

        The table below sets forth the significant components and activity under the severance agreement (in thousands):

	December 31, 2007	Charges	Cash Payments	December 31, 2008
Severance	$—	$470	$(170)	$300
Health and life insurance	—	16	(12)	4

Total	$—	$486	$(182)	$304

        The Company's former CEO agreed to perform certain consulting services for the Company for one year with no additional monetary compensation. During the term of this consulting relationship, options granted to the former CEO continue to vest in accordance with the Heelys, Inc. 2006 Stock Incentive Plan. On February 1, 2008, the Company recognized $207,000 in stock-based compensation expense, which is 100% of the related stock-based compensation for those stock options expected to vest during the term of the consulting arrangement. This expense is included in severance costs in the Statement of Operations.

10. DEBT

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

        In September 2007, the Company entered into a $2,000,000 revolving credit facility with JPMorgan Chase Bank, N.A. which expires June 30, 2009. Indebtedness under this revolving credit facility bears interest at a floating rate of interest based on either the prime rate quoted by JPMorgan Chase Bank, N.A. or an adjusted LIBOR rate. This revolving credit facility contains various restrictive covenants including (i) an obligation for the Company to maintain a tangible net worth of at least $75 million and (ii) a prohibition on the Company incurring any other indebtedness for borrowed money. The Company

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. DEBT (Continued)

is also prohibited from creating or permitting any lien, encumbrances or other security interest on the Company's accounts receivable or inventory. There have been no borrowings under this revolving credit facility.

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

11. COMMITMENTS AND CONTINGENCIES

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

        On October 29, 2007, the Company signed an operating lease for office space in Qingdao, China. This lease expired December 1, 2008 but included two one-year extension options. On December 1, 2008, the Company exercised its right to renew this lease for one year. The information in the table below does not include the remaining one-year extension option. Payments under this lease agreement are made in the Chinese Yuan Renminbi. Future minimum payments, included in the table below, have been estimated using the currency exchange rate as of December 31, 2008.

        Effective May 1, 2008, Heeling Sports EMEA entered into an operating lease for office space in Brussels, Belgium for nine years with the option to terminate the lease at the end of each three year period. The information in the table below assumes that this lease will not be renewed after the initial three year period. Payments under this lease agreement are made in Euro. Future minimum payments, included in the table below, have been estimated using the currency exchange rate as of December 31, 2008.

        Effective April 1, 2008, Heeling Sports EMEA entered into an operating lease for office space in Munich, Germany for three years with an automatic renewal at the end of the initial three year lease unless six months notice is provided. The information in the table below does not include lease extensions. Payments under this lease agreement are made in Euro. Future minimum payments,

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES (Continued)

included in the table below, have been estimated using the currency exchange rate as of December 31, 2008.

        Effective May 1, 2008, Heeling Sports EMEA entered into an operating lease for office space in Annecy, France for nine years with the option to terminate the lease at the end of each three year period. The information in the table below assumes that this lease will not be renewed after the initial three year period. Payments under this lease agreement are made in Euro. Future minimum payments, included in the table below, have been estimated using the currency exchange rate as of December 31, 2008.

        Future minimum rental payments under these agreements are as follows (in thousands):

Years Ending December 31,
2009	$341
2010	310
2011	243
2012	209
2013	210
Thereafter	337

$1,650

        Rent expense was $227,000, $353,000 and $865,000 for 2006, 2007 and 2008, respectively.

        Third-Party Distribution Facilities (California)—On August 1, 2007, the Company entered into an agreement with a third-party distribution facility in San Pedro, California. The Company paid a fixed storage fee for approximately 16,000 square feet of dedicated floor space. Additionally, the Company paid this third-party distributor fees and charges for services including handling, transactional storage and processing. These fees and charges were activity based and therefore fluctuated. The Company expensed $260,000 related to this third-party distribution facility in 2007 and $563,000 in 2008. These costs are included in cost of sales. This agreement expired on July 31, 2008 and the Company continued to lease floor space at, and used the services of, this third-party distribution facility on a month-to-month basis through November 2008.

        Third-Party Distribution Facilities (Belgium)—The Company has expanded its use of a third-party distribution facility in Belgium. The Company pays this third-party distributor fees and charges for services including handling, processing and packing materials. These fees and charges are activity based and therefore fluctuate and as a result related future obligations cannot be quantified. This agreement is for one year term with automatic one year renewal terms. The Company expensed $5,000, $58,000 and $1,265,000 related to this third-party distribution facility in 2006, 2007 and 2008, respectively. These costs are included in cost of sales.

        Employment Arrangement—All of the personnel of the Company (with the exception of personnel employed by the representative office in China and Heeling Sports EMEA) are contractually employees of a Professional Employer Organization ("PEO"). The PEO incurs payroll, payroll tax and payroll-related benefit costs. The Company reimburses these costs plus an administrative fee. With respect to these payroll-related benefits, the personnel of the Company are pooled with other employees of the PEO.

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES (Continued)

        Termination of Distributorship Agreements—During fiscal year 2008, the Company agreed to purchase a portion of the business operations, certain assets, and retain employees on a contractual basis of two of its former distributors in Germany and France. The details related to these activities are outlined below.

        Effective March 31, 2008, the Company entered into agreements to terminate its arrangement regarding the distribution of Heelys-branded footwear and products in Germany and Austria, allowing the Company, through its Belgian subsidiary, to market its products directly in such countries. This included a Termination Agreement (the "Termination Agreement") among the Company, The Territory Distribution GmbH (the "Distributor"), and Achim Lippoth, the sole owner of the Distributor ("Lippoth"), pursuant to which, among other things, a prior Distributor Agreement between the Company and the Distributor was terminated, the Company agreed to purchase from the Distributor all of the Distributor's inventory of unsold Heelys products and other specified assets for the Distributor's cost, all of the unshipped orders for Heelys products on the Distributor's order book as of March 31, 2008 for a price equal to the Distributor's net wholesale margin on such unshipped orders (which is to be paid on or before the end of the month following the Company's receipt of payment for the Heelys products shipped in response to such unshipped orders), and the Distributor and Lippoth agreed, until March 31, 2010, not to compete with the Company relating to the Company's products anywhere in the world. In connection with the Termination Agreement the Company's Belgian subsidiary entered into two consulting agreements, one with The Sansean Group Limited ("Sansean"), and one with Lippoth, pursuant to which, among other things, Sansean and Lippoth agreed to perform certain consulting services and the Company's Belgian subsidiary agreed to pay Sansean and Lippoth consulting fees as set forth in their respective consulting agreements. Payments under these agreements are to be made in Euro.

        Effective April 30, 2008, the Company entered into agreements to terminate its current arrangement regarding the distribution of Heelys-branded footwear and products in France, Monaco and Andorra, allowing the Company, through its Belgian subsidiary, to market its products directly in such countries. This included a Termination Agreement (the "Termination Agreement") among the Company, Trotwood Import/Export (the "Distributor"), Trotwood Investments Ltd., the sole owner of the Distributor ("TIL"), and David Stanley ("D. Stanley") and Margarete Stanley ("M. Stanley"), pursuant to which, among other things, a prior International Distributor Agreement between the Company and the Distributor was terminated, the Company agreed to purchase from the Distributor all of the Distributor's inventory of unsold Heelys products for the Distributor's cost of such products, the Distributor's order books relating to Heelys products at the value on Distributor's books and certain other incidental assets of the Distributor related to its distribution operations as described in the Termination Agreement (the Company agreed to pay Distributor for such items on or before May 16, 2008), the Company agreed to purchase from the Distributor all of the unshipped orders for Heelys products on the Distributor's order book as of April 30, 2008 that are not novated to the Company or one of its affiliates for a price equal to the Distributor's net wholesale margin on such unshipped orders (which is to be paid on or before the end of the month following the Company's receipt of payment for the Heelys products shipped in response to such unshipped orders). In addition, the Distributor, Shareholder, D. Stanley and M. Stanley agreed, until April 30, 2012, not to compete with the Company relating to the Company's products anywhere in the world and the Company agreed to pay Distributor an additional amount set forth in the Termination Agreement for each pair of Heelys branded footwear sold by the Company or its affiliates in France, Monaco and Andorra. In connection

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES (Continued)

with the Termination Agreement the Company's Belgian subsidiary, entered into a Consulting Agreement with TIL pursuant to which, among other things, TIL agreed to perform certain consulting services and the Company's Belgian subsidiary agreed to pay TIL consulting fees as set forth in such consulting agreement. Payments under these agreements are to be made in Euro.

        The primary assets acquired as a result of the termination of these distributorship agreements were the customer lists and goodwill. In addition, both of these former distributors agreed to not compete with the Company for a limited period of time. The fair value of the acquired assets was based upon the amount at which the assets could be bought or sold in a current transaction between willing parties. As a result, the Company recorded goodwill and intangibles (including acquired customer relationships and non-compete agreements) in the amount of $3.7 million (2.4 million Euro). As of December 31, 2008, the Company paid $1.9 million (1.2 million Euro) for these acquired assets with the balance of $1.5 million (1.1 million Euro) to be paid out over time in accordance with the terms of the agreements.

        Royalty Agreement—For the period prior to December 31, 2008, the Company paid monthly royalties related to a feature incorporated in its grind-and-roll HEELYS-wheeled footwear equal to a percentage of the purchase price that is paid to the manufacturers, net of the costs of the wheels and any other skating apparatus. Monthly royalties due were based on the number of grind-and-roll HEELYS-wheeled footwear sold. Royalty expense was $299,000, $278,000 and $44,000 for 2006, 2007 and 2008, respectively. The Company is no longer required to make royalty payments on sales of these certain products subsequent to December 31, 2008.

        Purchase Commitments—The Company had open purchase commitments of $2.8 million and $4.5 million related to inventories that were still being held by the manufacturers at December 31, 2007 and December 31, 2008, respectively.

        Legal Proceedings—The Company, its former Chief Executive Officer, its former Chief Financial Officer, and its directors who signed the Company's registration statement filed with the Securities and Exchange Commission in connection with our December 7, 2006 initial public offering (the "IPO")—along with Capital Southwest Corporation, Capital Southwest Venture Corporation and the underwriters for the IPO—are defendants in a lawsuit originally filed on August 27, 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Brian Rines, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased the Company's common stock pursuant to or traceable to the IPO registration statement. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Four similar lawsuits were also filed in September and October 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Vulcan Lee, John Avila, Gerald Markey, and Robert Eiron on behalf of the same plaintiff class, making substantially similar allegations under Sections 11, 12, and 15 of the Securities Act of 1933, and seeking substantially similar damages. These lawsuits have been transferred to a single judge and have been consolidated into a single action. Lead plaintiffs and lead counsel have been appointed. An amended consolidated complaint was filed on March 11, 2008. The amended complaint alleges that the prospectus used in connection with our IPO contained misstatements of material fact or omitted to state material facts necessary in order to make the

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES (Continued)

statements made not misleading relating to among other allegations, safety concerns and injuries associated with our products and their alleged impact on demand, visibility into our sales channel and competition from knockoffs, in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and requests substantially similar damages and relief as previously mentioned. On August 14, 2008, the Court denied Defendants' motions to dismiss the amended complaint, and discovery commenced. During a mediation conducted by the Hon. Nicholas H. Politan (ret.), Plaintiffs and Defendants reached a settlement pursuant to which Defendants will pay Plaintiffs and a proposed plaintiff settlement class a total of $7.5 million, including attorneys' fees and expenses. The Company has reached an agreement in principal with its insurers for the Company's insurance policies to fund the majority of this settlement amount. This settlement is subject to final documentation and approval by the Court. The Company expects that the proposed settlement will be submitted to the Court for preliminary approval within the next month. If the Court preliminarily approves the settlement, notice will be provided to shareholders, who will be provided an opportunity to object to the settlement or to opt out of the proposed settlement class.

        On October 3, 2007 and October 24, 2007, in the United States District Court for the Northern District of Texas, Dallas Division, Jack Freeman and Brian Mossman, respectively brought shareholders' derivative actions, for the Company's benefit, as nominal defendant, against the Company's former Chief Executive Officer, the Company's former Director of Research and Development, the Company's former Chief Financial Officer, the Company's former Senior Vice President and certain current and former members of the Company's board of directors. The Company is a nominal defendant, and the complaints do not seek any damages against the Company. The complaints allege violations of Sections 11, 12(a)(2), and 14(a) of the Securities Act of 1933 and breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named defendants. The complaints seek unspecified amounts of compensatory damages, voiding the election of the director defendants, as well as interest and costs, including legal fees from the defendants. The Company is a nominal defendant, and the complaint does not seek any damages against the Company; however, the Company may have indemnification obligations to one or more of the defendants under the Company organizational documents. The derivative lawsuits have been transferred to a single judge and have been consolidated into a single derivative lawsuit. An amended consolidated complaint making substantially similar allegations and claims for damages was filed on March 14, 2008. On August 14, 2008, the Court denied Defendants' motions to dismiss the amended complaint, and discovery commenced. During a mediation conducted by the Hon. Nicholas H. Politan (ret.), Plaintiffs and Defendants reached a settlement pursuant to which Defendants agreed to institute certain corporate governance changes at the Company and to pay plaintiffs' counsel attorneys' fees and expenses of $1 million. The Company has reached an agreement in principal with its insurers for the Company's insurance policies to fund the majority of this settlement amount. This settlement is subject to final documentation and approval by the Court. The Company expects that the proposed settlement will be submitted to the Court for preliminary approval within the next month.

        The Company's insurance policies will fund the majority of the settlement amounts. The Company has agreed to contribute approximately $722,000 of this settlement amount, which has been accrued for as of December 31, 2008.

        The Company, its former Chief Executive Officer, its former Chief Financial Officer, and its directors who signed the Company's registration statement filed with the Securities and Exchange Commission in connection with our December 7, 2006 initial public offering (the "IPO")—along with

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES (Continued)

Capital Southwest Corporation, Capital Southwest Venture Corporation and the underwriters for the IPO—are defendants in a lawsuit originally filed on May 16, 2008 by individual shareholder Carl Dick in the County Court of Law No. 1, Dallas County, Texas. This lawsuit asserts claims that are substantially similar to those asserted in the consolidated class action described above. Plaintiff alleges that he purchased over 600,000 shares of Heelys for approximately $17.4 million. Plaintiff claims to have sold his stock for a loss of approximately $11 million, which he seeks to recover plus interest, costs, and attorney fees. The petition alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 and Sections 33(A), (C), and (F) of the Texas Securities Act. Defendants withdrew their previously-filed special exceptions to Plaintiff's petition seeking to have all claims dismissed, and discovery in this case is proceeding. The case is scheduled for trial in October 2009. While the Company cannot predict the outcome of this matter, the Company believes that the plaintiff's claims are without merit, denies the allegations in the complaints, and the Company intends to vigorously defend the lawsuits. If this matter were successfully asserted against the Company, there could be a material adverse effect on the Company's financial position, cash flows or results of operations.

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

12. INCOME TAXES

        Components of income taxes were as follows (in thousands):

	December 31,
	2006	2007	2008
Current federal income tax expense (benefit)	$16,383	$15,206	$(5)
Current state income tax expense (benefit)	774	173	3
Current foreign income tax expense (benefit)	—	—	68
Deferred federal income tax expense (benefit)	(872)	(2,060)	(809)
Deferred state income tax expense (benefit)	—	—	226
Deferred foreign income tax expense (benefit)	—	—	—

Total income tax expense (benefit)	$16,285	$13,319	$(517)

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        A reconciliation of income tax computed at the U.S. federal statutory income tax rate of 34% for 2006, 35% for 2007 and 2008 to the provision for income taxes is as follows (in thousands):

	December 31,
	2006	2007	2008
Tax at statutory rate	$15,758	$12,444	$(2,225)
Non-deductible incentive stock option expense	62	206	107
Non-deductible penalties			19
State income taxes net of federal benefit	—	458	149
Increase (decrease) in valuation allowance	—	123	1,371
Increase (decrease) in FIN 48 unrecognized tax benefits, net of indirect benefits	497	82	—
Reclassification of tax deductible/nondeductible awards	—	—	41
Foreign tax rate differential	—	—	2
Other	(32)	6	19

Total income tax expense (benefit)	$16,285	$13,319	$(517)

        Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

The tax effects of significant items included in the Company's net deferred tax benefits at December 31, 2007 and 2008 were as follows (in thousands):

	December 31,
	2007	2008
Current tax assets (liabilities):
Allowances for receivables not currently deductible	$2,161	$263
Allowances for inventory not currently deductible	292	274
Prepaid expenses currently deductible	(447)	(139)
Accrued expenses not currently deductible	81	403
State income taxes	295	377
Net operating loss carryforwards	—	3,225
Other	—	20

Total current deferred tax assets	2,382	4,423
Less: Valuation allowance	—	(851)

Net current deferred tax assets	2,382	3,572
Long-term tax assets (liabilities):
Accumulated depreciation and amortization	218	105
Net operating loss carryforwards	—	353
State income taxes	459	120
Unremitted earnings of foreign subsidiary	—	—
Stock-based compensation	500	432

Total long-term deferred tax assets	1,177	1,010
Less: Valuation allowance	(123)	(726)

Net long-term deferred tax assets	1,054	284
Total deferred tax assets	$3,436	$3,856

        Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, the Company assesses whether it is more likely than not that the deferred tax assets will be realized. During the year ended December 31, 2007, a valuation allowance of $123,000 was established for deferred income taxes related to non-qualified stock options that may not be realized by the Company in future periods. During the year ended December 31, 2008, the valuation allowance increased by approximately $1.5 million as the Company believes that it is more likely than not that certain U.S. and Belgian deferred tax assets will not be realized as of December 31, 2008.

        At December 31, 2008, the Company has approximately $9.2 million of federal net operating loss carryforwards and $239,000 of state operating loss carryforwards that are expected to be carried back to 2006 and fully recovered. This net operating loss carryforward is currently reflected as a current deferred tax asset as of December 31, 2008.

        The Company has approximately $1.0 million of Belgian net operating losses as of December 31, 2008 that will carryforward indefinitely.

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        A reconciliation of the consolidated liability for gross unrecognized income tax benefits (excluding penalties and interest) from January 1, 2007 to December 31, 2008, is as follows (in thousands):

	2007	2008
Balance at beginning of year	$1,029	$1,225
Decreases in prior year tax positions	—	—
Increases in prior year tax positions	173	—
Increases in current year tax positions	23	—
Settlements with taxing authorities	—	—
Lapse of statute of limitations	—	—

Balance at end of year	$1,225	$1,225

        If the Company were to prevail on all unrecognized tax benefits recorded, approximately $903,000 of the unrecognized tax benefits (excluding accrued interest and penalties) at December 31, 2008 would benefit the effective tax rate.

        The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties related to tax liabilities in general and administrative expenses. During the years ended December 31, 2007 and 2008, the Company recognized approximately $299,000 and $153,000 in interest and penalties, respectively. The Company has accrued $375,000 and $528,000 for interest and penalties at December 31, 2007 and 2008, respectively.

        Based on the nature of the unrecognized tax benefits and the states to which the uncertain tax positions relate, the Company believes it is reasonably possible that the unrecognized tax benefits will significantly decrease in the next twelve months by approximately $920,000 as a result of pursuing possible settlement alternatives. These liabilities have been classified as current liabilities in the Company's consolidated balance sheet as of December 31, 2008. All other unrecognized tax benefits have been classified as noncurrent liabilities.

        The statute of limitations remains open for the Company's consolidated federal income tax returns for the tax years ended December 31, 2005 forward. States' statutes in the United States are open for various years, depending on the jurisdiction. As of December 31, 2008, the Company's 2006 federal income tax return was in the process of being examined. However, this examination was settled subsequent to year-end with an expected refund to the Company of approximately $127,000. The Company has recorded this refund in income taxes receivable. There are no other income tax examinations currently in process.

        During the fourth quarter of 2008, the Company reevaluated its tax positions and concluded that the previously issued annual consolidated financial statements for the years ending December 31, 2006 and 2007 contained an understatement of liabilities (including penalties and interest) for uncertain tax positions in certain jurisdictions. Accordingly, the Company is restating its consolidated balance sheets, statement of operations, statements of stockholders' equity and comprehensive income (loss) and

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

statements of cash flows as of and for the years ended December 31, 2006 and 2007 as follows (in thousands):

	Consolidated Balance Sheet Information as of December 31, 2007
	As Previously Reported	Adjustments	Restated
Deferred income tax benefit (non-current)	$595	$459	$1,054
Income taxes payable (non-current)	$—	$1,572	$1,572
Retained earnings	$56,265	$(1,113)	$55,152

	Consolidated Statements of Operations Information for the Years Ended
	December 31, 2006			December 31, 2007
	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
General and administrative expense	$6,397	$39	$6,436	$10,877	$219	$11,096
Income from operations	$45,551	$(39)	$45,512	$32,004	$(219)	$31,785
Interest expense	$744	$16	$760	$10	$76	$86
Income before income tax expense	$44,962	$(55)	$44,907	$35,554	$(295)	$35,259
Income tax expense	$15,788	$497	$16,285	$13,237	$82	$13,319
Net income	$29,174	$(552)	$28,622	$22,317	$(377)	$21,940
Earnings per share:
Basic	$1.50	$(0.03)	$1.47	$0.82	$(0.01)	$0.81
Diluted	$1.16	$(0.02)	$1.14	$0.79	$(0.01)	$0.78

	Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) Information for the Years Ended December 31, 2006 and 2007
	Retained Earnings
	As Previously Reported	Adjustments	Restated
Balance—December 31, 2005	$8,774	$(184)	$8,590
Net income (for the year ended December 31, 2006)	$29,174	$(552)	$28,622
Balance—December 31, 2006	$33,948	$(736)	$33,212
Net income (for the year ended December 31, 2007)	$22,317	$(377)	$21,940
Balance—December 31, 2007	$56,265	$(1,113)	$55,152

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

	Consolidated Statements of Cash Flows Information for the Years Ended
	December 31, 2006			December 31, 2007
	As Previously Reported	Adjustments	Restated	As Previously Reported	Adjustments	Restated
Net income	$29,174	$(552)	$28,622	$22,317	$(377)	$21,940
Adjustments to reconcile net income to net cash provided by (used) in operating activities:
Deferred income tax benefits	$(595)	$(277)	$(872)	$(1,969)	$(91)	$(2,060)
Changes in operating assets and liabilities:
Income taxes payable/receivable	$2,633	$829	$3,462	$(3,991)	$468	$(3,523)
Net cash provided by (used in) operating activities	$(2,180)	$—	$(2,180)	$46,589	$—	$46,589

13. STOCKHOLDERS' EQUITY

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

        On December 13, 2006, the Company closed an initial public offering of its common stock consisting of 7,388,750 shares of common stock. Of these shares, 3,125,000 were newly issued shares sold by the Company and 4,263,750 were existing shares sold by the selling stockholders, including 963,750 shares pursuant to an exercise by the underwriters of their over-allotment option. The public offering price was $21.00 per share. The gross proceeds for shares of common stock sold by the Company was $65.6 million. The net proceeds to the Company were $61.0 million, after deducting an aggregate of $4.6 million in underwriting discounts and commissions. The Company incurred other direct expenses of $2.2 million in connection with the offering. As of December 31, 2006, the Company had paid $1.1 million of these other direct expenses. Unpaid other direct expenses in the amount of $1.1 million is included in accrued expenses at December 31, 2006. These accrued expenses were paid in 2007. The Company did not receive any of the proceeds from the sale of shares by selling stockholders or on any exercise of the underwriters' over-allotment option.

14. REDEEMABLE CONVERTIBLE PREFERRED SHARES

        Preferred Stock—The Company had authorized an aggregate 3,000,000 shares of $0.001 par value Series A and B Preferred Stock. In May 2000, the Company sold preferred stock and debentures

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. REDEEMABLE CONVERTIBLE PREFERRED SHARES (Continued)

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

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. STOCK-BASED COMPENSATION (Continued)

        The Company has reserved 2,972,725 shares of common stock subject to the 2006 Plan and as of December 31, 2008 had 764,125 shares remaining available that may be granted to employees, consultants and nonemployee directors of the Company in the future. The 2006 Plan is administered by the compensation committee of the Company's board of directors, which selects the persons to whom options will be granted, determines the number of shares to be subject to each grant, and prescribes the other terms and conditions of each grant, including the type of consideration to be paid to the Company upon exercise and the vesting schedule. If a change of control of the Company, as defined by the 2006 Plan, occurs, all of the options issued and outstanding under the 2006 Plan will accelerate and become fully vested and exercisable.

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

        The following summarizes stock option grants made by the Company:

Date of Grant	Number of Shares Granted	Exercise Price
June 2006	2,042,500	$4.05
December 2006	130,000	$21.00
December 2006	57,500	$32.60
March 2007	25,000	$31.76
August 2007	15,000	$9.23
March 2008	120,000	$4.26
May 2008	48,500	$4.39
August 2008	365,000	$5.07
September 2008	30,000	$5.14

        The exercise price per share was the fair value of the underlying stock at the grant date. The options granted in June 2006 are subject to a 48-month vesting period. All options granted subsequent to June 2006 vest and become exercisable in four equal cumulative installments on each successive anniversary date of the grant. All options granted have a contractual term of ten years.

        For the June 2006 grants the Company determined the fair value of its common stock as of June 23, 2006, the date of grant of the June 2006 options, utilizing the methodologies and procedures set forth in the AICPA Practice Aid for the Valuation of Privately-Held Company Equity Securities Issued as Compensation. The value of the Company's common stock was based upon a number of significant factors, assumptions and methodologies. These factors included recent sales and negotiations for sales of the Company's common stock, the timing of such transactions, the Company's discounted value of estimated future cash flows, valuations of comparable companies and transactions and the Company's expected value as a public company. The value indications derived from the various methodologies were correlated into a single value by "weighting" each value indication, applied a lack of marketability discount and further decreased the value per share by the dilution to the value that would be realized by a Company stockholder by virtue of the June 2006 option issuances. Between

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. STOCK-BASED COMPENSATION (Continued)

June 23, 2006 and the date of the Company's initial public offering, several events occurred that the Company believed contributed to the increase in the fair value of the Company's common stock. These events included, among others, the Company's increased earnings and the Company's ability to exceed internally projected sales targets after July 2006.

        For the stock options granted in 2006, 2007 and 2008, the Company computed the fair value of the options granted using the Black-Scholes option pricing model and the following assumptions:

	June 2006	December 2006	March 2007	August 2007	March 2008	May 2008	August 2008	September 2008
Expected volatility	44.27%	42.94%	41.74%	44.78%	35.75%	45.77%	46.34%	46.34%
Dividend yield	—	—	—	—	—	—	—	—
Risk-free interest rate	5.21%	4.45%	4.46%	4.36%	3.00%	3.68%	3.45%	3.21%
Expected life (years)	6.02	6.25	6.25	6.25	6.25	6.25	6.25	6.25

        For 2006 and 2007 grants, the Company estimated the volatility of its common stock at the date of grant based on the historical volatility of comparable public companies. For 2008 grants, the Company estimated the volatility of the underlying common stock at the date of grant based on the historical volatility of the Company's common stock as well as the historical volatility of comparable public companies.

        The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

        Expected life was calculated using the simplified method as prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 107, as amended by Securities and Exchange Commission's Staff Accounting Bulletin No. 110. This decision was based on the lack of relevant historical data.

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. STOCK-BASED COMPENSATION (Continued)

        The following summarizes stock option transactions for the year ended December 31, 2008:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2007	2,190,997	$5.89	8.5	$5,779,000
Granted	563,500	4.84
Exercised	496,196	4.05		$406,000
Forfeited or expired	591,878	10.24

Outstanding at December 31, 2008	1,666,423	$4.54	8.2	$—

Exercisable at December 31, 2008	612,606	$4.32	7.5	$—
Vested at December 31, 2008	612,606	$4.32	7.5	$—
Unvested at December 31, 2008	1,053,817	$4.67	8.6	$—

(1)
The market price of the Company's stock at December 31, 2008 was less than the exercise price for all options granted to-date resulting in no intrinsic value for these options at December 31, 2008.

        The weighted average fair value of options granted during the years ended December 31, 2006, 2007 and 2008 was approximately $2.88, $11.30 and $2.32, respectively.

        The total fair value of shares that vested during 2006, 2007 and 2008 was $520,000, $1,558,000 and $827,000, respectively.

        Stock-based compensation cost was $576,000, $1,648,000 and $1,179,000 for the years ended December 31, 2006, December 31, 2007 and December 31, 2008, respectively. The portion of stock-based compensation cost included in cost of sales, sales and marketing, and general and administrative expenses in the accompanying consolidated statement of operations during 2006 was $8,000, $128,000 and $440,000, respectively. The portion of stock-based compensation cost included in cost of sales, sales and marketing, and general and administrative expenses in the accompanying consolidated statement of operations during 2007 was $227,000, $368,000 and $1,053,000, respectively. The portion of stock-based compensation included in cost of sales, selling and marketing, and general and administrative expenses in the accompanying consolidated statement of operations during 2008 was $205,000, $90,000, and $677,000, respectively. On February 1, 2008, the Company entered into a Severance and General Release Agreement (the "Severance Agreement") with its former Chief Executive Officer ("CEO") in connection with the CEO's resignation. Under the Severance Agreement, the former CEO is entitled to receive approximately $470,000 and up to 14 months of reimbursements for health and life insurance. Additionally, the Company's former CEO agreed to perform certain consulting services for the Company for one year with no additional monetary compensation. During the term of this consulting relationship, options granted to the former CEO continue to vest in accordance with the Heelys, Inc. 2006 Stock Incentive Plan. On February 1, 2008, the Company recognized $207,000 in stock-based compensation expense, which is 100% of the related stock-based compensation for those stock options expected to vest during the term of the consulting arrangement. This expense is included in severance costs in the statement of operations.

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. STOCK-BASED COMPENSATION (Continued)

        The remaining unrecognized compensation cost related to unvested awards at December 31, 2008 is $2,578,000 and the weighted-average period of time over which this cost will be recognized is 2.9 years.

        The Company has not capitalized any stock-based compensation costs at December 31, 2008. There have been no significant modifications to stock option awards during 2008.

        All unvested options at December 31, 2008 are expected to vest, except for approximately 337,000 options that forfeited subsequent to year end. The weighted average exercise price of these forfeited options is $4.54; weighted average remaining contractual term of 8.6 years; aggregate intrinsic value of $0; and unrecognized compensation cost of $432,000.

        Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes was $207,000 for 2007. There were no tax benefits from stock-based compensation for 2008.

16. OTHER EMPLOYEE BENEFIT PLANS

        401(k) Plan—Effective January 2002, the Company sponsored a 401(k) Retirement Plan (the "401(k) Plan") through its PEO. All employees of Heeling Sports Limited who are 21 years of age or older are eligible to enroll in the 401(k) Plan.

        For the 2007 plan year it was determined that the 401(k) Plan was top heavy and as a result the Company elected to make a contribution for 2007 of 3% of eligible wages for all eligible non-key employees who were employed by the Company on the last day of the 2007 plan year, regardless of whether any such employee elected to contribute to the 401(k) Plan during the 2007 plan year. Prior to December 31, 2007 the Company only made discretionary contributions to the 401(k) plan.

        Effective January 1, 2008, the Company amended its 401(k) Plan to include a Safe Harbor Match Contribution. The Company will make a matching contribution equal to 100% of an employee's deferral contributions which do not exceed 3% of the employee's compensation, plus 50% of an employee's deferral contributions that exceed 3%, but do not exceed 5%.

        The Company expensed contributions of $105,000, $101,000 and $109,000 during 2006, 2007 and 2008, respectively, related to contributions.

17. RELATED-PARTY TRANSACTIONS

        The Company's patent attorney is also a stockholder of the Company. The Company capitalized or expensed a total of $498,000, $842,000 and $1,102,000 included in patents and trademarks and general and administrative expenses, during 2006, 2007 and 2008, respectively, for costs incurred. Additionally, this patent attorney's law firm provides general corporate legal counsel to the Company. The Company expensed a total of $135,000, $338,000 and $436,000 for these services during 2006, 2007 and 2008, respectively. This expense is included in general and administrative expense. In connection with the Company's initial public offering this law firm provided legal counsel to the Company. A total of $761,000 was incurred for these legal services and has been offset against the proceeds of the initial public offering. The Company owed $218,000 and $216,000 to this law firm as of December 31, 2007 and 2008, respectively.

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. RELATED-PARTY TRANSACTIONS (Continued)

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

        Effective as of April 30, 2008, the Company's Senior Vice President resigned his position with the Company, and entered into a Consulting Agreement with the Company. The Consulting Agreement will terminate on June 30, 2010, unless terminated earlier or the parties agree to extend the term. Under the Consulting Agreement, the former Senior Vice President (the "Consultant") will provide the Company (i) consulting services relating to mergers and acquisitions, (ii) support services in connection with the prosecution or defense of any pending or future litigation, arbitration, business, or investigatory matter relating to the Company, and (iii) other services agreed upon by the parties. The primary compensation under the Consulting Agreement shall be (i) a fee for merger and acquisition services to be paid in 25 monthly installments of $10,780 per month beginning June 30, 2008, (ii) success fees more fully described in the Consulting Agreement and equal to varying percentages of the total value of certain mergers or acquisitions originated by the Consultant, (iii) a fee of $125 per hour (up to a maximum of $1,000 per day) for litigation support services rendered, and (iv) a fee of $125 per hour (up to a maximum of $1,000 per day for actual time billed) for services rendered for matters other than merger and acquisition services or litigation support. In 2008, the Company recognized $75,000 in expense related to the Consulting Agreement. These charges are included in general and administrative expense in the statement of operations. As of December 31, 2008, no payable existed related to the Consulting Agreement. The Company will also reimburse the Consultant for his expenses incurred in connection with the performance of his services under the Consulting Agreement. The Company's former Senior Vice President will continue to remain as a member of the Company's Board of Directors. Options previously granted to the former Senior Vice President will continue to vest in accordance with the Heelys, Inc. 2006 Stock Incentive Plan so long as he is a member of the Company's Board of Directors.

18. LITIGATION SETTLEMENT

        On March 13, 2008, Heeling Sports Limited ("HSL"), entered into a confidential Settlement Agreement (the "Settlement Agreement") effective March 11, 2008 with Elan-Polo, Inc. ("Elan-Polo") to settle the pending patent and trademark lawsuit Heeling Sports Limited v. Wal-Mart Stores, Inc., and Elan-Polo, Inc., Civil Action No. 3:07-CV-1695 in the United States District Court for the Northern District of Texas, Dallas Division (the "Lawsuit") . The Lawsuit was filed in connection with wheeled footwear made by Elan-Polo with a wheel both in the heel and in front of the heel ("Two-Wheel Shoe Skates") that were sold exclusively at Wal-Mart under the brand name "Spinners." Wal-Mart was previously dismissed from the Lawsuit. HSL and Elan-Polo filed a Final Judgment with the court that provides, among other items, that Elan-Polo is prohibited from making or selling the Two-Wheel Shoe Skates without HSL's prior written permission.

        Pursuant to the Settlement Agreement, HSL and Elan-Polo agreed to, among other things, settle the Lawsuit and release any claims against the other party, Elan-Polo acknowledged the validity and

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. LITIGATION SETTLEMENT (Continued)

enforceability of HSL's patents, agreed not to contest the validity of such patents, and agreed not to seek any patent rights with respect to the Two-Wheel Shoe Skates that were the subject matter of the Company's infringement claims. Elan-Polo agreed to cease use of the "Spinners" logo and to never use any of HSL's trademarks, including marks such as HEELYS, HEELIES, WHEELIES, WHEELYS, or any mark or logo that may be confusingly similar to any of HSL's or the Company's trademarks. Elan-Polo represented to HSL that 1,210,000 pairs of Two-Wheel Shoe Skates were manufactured on behalf of Elan-Polo in 2007, and that those were the only wheeled footwear that Elan-Polo had manufactured. Elan-Polo agreed to pay the Company an aggregate of $1,400,000 in connection with settling the Lawsuit, and such payments are to be made, as follows: $750,000 was paid upon execution of the Settlement Agreement, $250,000 was paid in June of 2008 and $250,000 was required to be paid in February of 2009, and $150,000 is required to be paid in February 2010. In addition, if HSL and Elan-Polo agree to extend the Technology License Agreement, which was entered into in connection with the Settlement Agreement, for a fourth year, then Elan-Polo is required to pay HSL another $150,000. Elan-Polo further agreed to indemnify, defend and hold harmless HSL and the Company against certain claims, losses and expenses.

        As part of the settlement, HSL and Elan-Polo entered into a Technology License Agreement, pursuant to which Elan-Polo was granted a limited license to manufacture and sell only to certain approved mass-retailers located in the United States and Canada (the "Approved Retailers") no more than 750,000 pairs of Two-Wheel Shoe Skates with non-removable wheels for the period ending March 10, 2009, no more than 750,000 pairs of Two-Wheel Shoe Skates with non-removable wheels for the one year period from March 11, 2009 through March 10, 2010, and no more than 150,000 pairs of such shoe skates for the one year period from March 11, 2010 through March 10, 2011. With both parties agreement prior to March 10, 2011, Elan-Polo shall have the right to sell to the Approved Retailers no more than 150,000 pairs of Two-Wheel Shoe Skates with non-removable wheels during the one year period from March 11, 2011 through March 10, 2012. Additionally, Elan-Polo agreed to assign all of its improvements or innovations related to any wheeled footwear to HSL during the pendency of the Technology License Agreement, and for a period thereafter.

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

        The Company recognized $1.0 million of income related to the Settlement Agreement during 2008. This income is reported in other income. As of December 31, 2008, the Company has not recognized any royalties in connection with the Technology License Agreement.

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SEGMENT REPORTING

        The Company designs, markets and distributes innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. The primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. Operating results are assessed based on geographic areas to make decisions about necessary resources and in assessing performance. Consequently, under the provisions of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, ("SFAS 131"), and based on the nature of the financial information that is received by the chief executive officer as chief operating decision maker, the Company has two reportable segments for financial statement purposes. Each segment derives revenue primarily from the sale of HEELYS-wheeled footwear.

	Year Ended December 31, 2006
	Domestic	International	Unallocated	Consolidated
	(in thousands)
Net Sales	$161,347	$26,861	$—	$188,208
Cost of Sales	105,152	17,413	—	122,565

Gross Profit	56,195	9,448	—	65,643
Selling, General and Administrative Expenses	19,888	—	243	20,131

Income from Operations	36,307	9,448	(243)	45,512
Other (Income) Expense, Net	605	—	—	605

Income Before Income Taxes	35,702	9,448	(243)	44,907
Income Tax Expense	16,285	—	—	16,285

Net Income	$19,417	$9,448	$(243)	$28,622

	Year Ended December 31, 2007
	Domestic	International	Unallocated	Consolidated
	(in thousands)
Net Sales	$152,995	$30,477	$—	$183,472
Cost of Sales	105,669	19,743	—	125,412

Gross Profit	47,326	10,734	—	58,060
Selling, General and Administrative Expenses	22,468	829	2,978	26,275

Income from Operations	24,858	9,905	(2,978)	31,785
Other (Income) Expense, Net	83	—	(3,557)	(3,474)

Income Before Income Taxes	24,775	9,905	579	35,259
Income Tax Expense	13,319	—	—	13,319

Net Income	$11,456	$9,905	$579	$21,940

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SEGMENT REPORTING (Continued)

	Year Ended December 31, 2008
	Domestic	International	Unallocated	Consolidated
	(in thousands)
Net Sales	$37,094	$33,647	$—	$70,741
Cost of Sales	29,176	23,649	—	52,825

Gross Profit	7,918	9,998	—	17,916
Selling, General and Administrative Expenses	17,191	5,593	4,180	26,964

Income (Loss) from Operations	(9,273)	4,405	(4,180)	(9,048)
Other (Income) Expense, Net	(1,972)	1,621	(2,256)	(2,607)

Income (Loss) Before Income Taxes	(7,301)	2,784	(1,924)	(6,441)
Income Tax Expense (Benefit)	(552)	35	—	(517)

Net Income (Loss)	$(6,749)	$2,749	$(1,924)	$(5,924)

	As of December 31, 2007
	Domestic	International	Eliminations	Consolidated
	(in thousands)
Total Assets	$127,690	$—	$—	$127,690
Accumulated Amortization & Depreciation	$2,113	$—	$—	$2,113

	As of December 31, 2008
	Domestic	International	Eliminations	Consolidated
	(in thousands)
Total Assets	$83,241	$13,255	$—	$96,496
Goodwill	$—	$1,668	$—	$1,668
Accumulated Amortization & Depreciation	$2,510	$232	$—	$2,742

        The following costs are unallocated in the tables included above: legal, accounting and professional fees which are directly attributable to operating as a public company; fees paid to members of the Company's Board of Directors; D&O insurance; other public company costs; and interest income earned on monies held at the Heelys, Inc. entity level. Additionally, although the international operations benefit from product development efforts incurred at the domestic company these costs have not been allocated to the international operations. Prior to 2007, selling, general and administrative expenses are not allocated to the international operations due to their relative immateriality.

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. SUBSEQUENT EVENTS

        On February 10, 2009, the Company entered into a Severance and General Release Agreement (the "Severance Agreement") with its former Chief Executive Officer ("CEO"). Under the Severance Agreement, the former CEO will receive a sum of $150,000.00, payable in equal semi-monthly installments over the course of a six month period beginning on the first payroll period date after the date of the Severance Agreement. The Severance Agreement also provides for (1) reimbursement of the former CEO's business expenses, (2) payment for the former CEO's accrued and unused vacation and personal days in accordance with the Company's policies, and (3) a release by the former CEO of certain claims. The Severance Agreement does not modify the restrictive covenants in the former CEO's employment agreement with the Company, including the provisions regarding confidentiality, non-competition, non-solicitation, media statements, and non-disparagement.

        In connection with the former CEO's departure from the Company, and by letter agreement dated February 9, 2009 (the "Agreement"), the Company's former Chief Financial Officer has agreed to serve as Interim President and Chief Executive Officer of the Company beginning February 11, 2009. Pursuant to the Agreement, he will receive $35,000.00 for each month of service, and will initially serve a term of two months, which term may be extended on a month to month basis by the mutual consent of the Interim Chief Executive Officer and the Company. Either the Interim Chief Executive Officer or the Company may terminate the Agreement upon 30 days written notice. The Agreement does not provide the Interim Chief Executive Officer with any employee benefits, but the Company will reimburse him for his routine business expenses.

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The following table sets forth certain financial information for the periods indicated. The data is prepared on the same basis as the audited consolidated financial statements. All recurring, necessary adjustments are reflected in the data below.

	Three months ended
	3/31/07	6/30/07	9/30/07	12/31/07(1)	3/31/08	6/30/08	9/30/08	12/31/08(2)
	(in thousands)
Consolidated Statements of Operations Data:
Net sales	$49,428	$74,310	$49,908	$9,826	$13,107	$18,211	$23,825	$15,598
Cost of sales	31,952	47,983	33,991	11,486	10,283	14,016	15,880	12,646

Gross profit (loss)	17,476	26,327	15,917	(1,660)	2,824	4,195	7,945	2,952
Selling, general and administrative expenses
Selling and marketing	2,844	3,915	3,960	4,460	2,602	2,203	2,766	3,765
General and administrative	2,395	3,334	2,366	3,001	2,786	3,173	4,057	4,919
Severance	—			—	693	—	—	—

Total selling, general and administrative expenses	5,239	7,249	6,326	7,461	6,081	5,376	6,823	8,684

Income (loss) from operations	12,237	19,078	9,591	(9,121)	(3,257)	(1,181)	1,122	(5,732)
Other expense (income), net	(766)	(734)	(954)	(1,020)	(1,568)	(830)	(57)	(152)

Income (loss) before income tax expense	13,003	19,812	10,545	(8,101)	(1,689)	(351)	1,179	(5,580)
Income tax expense (benefit)	4,552	7,054	3,899	(2,186)	(642)	43	424	(342)

Net income (loss)	$8,451	$12,758	$6,646	$(5,915)	$(1,047)	$(394)	$755	$(5,238)

Earnings (loss) per share:
Basic	$0.31	$0.47	$0.25	$(0.22)	$(0.04)	$(0.01)	$0.03	$(0.19)
Diluted	$0.30	$0.45	$0.24	$(0.22)	$(0.04)	$(0.01)	$0.03	$(0.19)
Weighted average shares outstanding:
Basic	27,045	27,055	27,065	27,073	27,076	27,193	27,439	27,571
Diluted	28,351	28,328	28,059	27,073	27,076	27,193	27,549	27,571
Other Data:
Net sales, domestic	$39,944	$68,140	$40,373	$4,538	$5,486	$8,207	$14,443	$8,958
Net sales, international	9,484	6,170	9,535	5,288	7,621	10,004	9,382	6,640
Depreciation and amortization	102	114	114	292	150	132	183	178

(1)
As described in Note 12, the Company is restating its financial statements as of and for the year ended December 31, 2007 for the understatement of uncertain tax positions in certain jurisdictions. In connection with this restatement, the Company recorded an out-of-period adjustment in the fourth quarters of both 2007 and 2008. In the fourth quarter of 2007, the Company recorded income taxes, penalties and interest of approximately $82,000, $219,000, and $76,000 respectively. In the fourth quarter of 2008, the Company recorded an income tax benefit of $40,000 and penalties and interest of approximately $53,000, and $101,000, respectively. Had these corrections been recorded in the first, second and third quarters (the periods when

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

  they arose), the impact to quarterly net income (loss) and basic and diluted earnings per share would have been as follows:

          2007: Q1 2007—net income would have decreased by approximately $295,000 with a $0.01 decrease in basic and diluted earnings per share from $0.31 to $0.30 (basic) and from $0.30 to $0.29 (diluted); Q2 2007—net income would have decreased by approximately $55,000 with no impact on previously reported basic and diluted earnings per share; Q3 2007—net income would have decreased by approximately $14,000 with no impact on previously reported basic diluted earnings per share; and Q4 2007—net loss would have decreased by approximately $365,000 with a ($0.01) decrease in both basic and diluted loss per share from ($0.22) to ($0.21).

          2008: Q1 08—net loss would have increased by approximately $67,000 with no impact on previously reported basic and diluted earnings per share; Q2 08—net loss would have increased approximately $15,000 with a ($0.01) increase in both basic and diluted loss per share from ($0.01) to ($0.02); Q3 08—net income would have decreased approximately $15,000 with no impact on previously reported basic and diluted earnings per share; Q4 08—net loss would have decreased approximately $97,000 with no impact on reported basic and diluted earnings per share.

          The 2007 and 2008 out-of-period adjustments include penalties of $219,000 and $53,000, respectively that relate to the previous tax year.

          Based upon an evaluation of all relevant factors, management believes these correcting adjustments would not have been material to the Company's quarterly results for 2007, 2008 or to the quarterly trend of earnings and therefore has recorded the full impact of these additional liabilities in the fourth quarter of the related year. Accordingly, the Company has determined that restatement of previously issued financial statements or information is not necessary.

(2)
During the fourth quarter of 2008, the Company recorded an out-of-period adjustment to correct the valuation of its inventory. The effect of recording this adjustment in the fourth quarter was a decrease in inventory in the amount of $743,000 and an increase in cost of sales in the amount of $773,700; with the balance of the adjustment recorded to foreign currency translation. This error was attributable to the third quarter of 2008. Had the correction been recorded in the third quarter of 2008, net income for the three months ended September 30, 2008 would have declined by approximately $510,700 ($773,700 net of $263,000 tax benefit); basic and diluted earnings per share for the three months ended September 30, 2008 would have declined $0.02 from $0.03 to $0.01. Management has assessed the impact to the previously reported financial information for the three months ended September 30, 2008, and the impact of the out-of-period correction recorded in the fourth quarter of 2008, and concluded that all such impacts are immaterial. Accordingly, the Company has determined that restatement of previously issued financial statements or information is not necessary.

HEELYS, INC.

Valuation and Qualifying Accounts and Reserves

(In thousands)

For the years ended December 31, 2006, 2007 and 2008:

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2006
Allowance for doubtful accounts	$130	$435	$(155)	$410
Reserve for estimated returns	213	1,898	(979)	1,132
Reserve for cooperative advertising and marketing discretionary fund allowances	361	2,033	(1,977)	417
Reserve for inventory valuation	38	203	(199)	42
Year ended December 31, 2007
Allowance for doubtful accounts	$410	$333	$(554)	$189
Reserve for estimated returns	1,132	5,117	(3,265)	2,984	(1)
Reserve for cooperative advertising and marketing discretionary fund allowances	417	8,391	(5,016)	3,792	(2)
Reserve for inventory valuation	42	1,809	(1,851)	—
Year ended December 31, 2008
Allowance for doubtful accounts	$189	—	(69)	120
Reserve for estimated returns	2,984	995	(3,368)	611	(3)
Reserve for cooperative advertising and marketing discretionary fund allowances	3,792	126	(3,570)	348	(4)
Reserve for inventory valuation	—	2,183	(1,486)	697

(1)
Includes $2,651,000 of reserves specifically identified for particular customers. Of this amount, $836,000 has been offset against the specific customers' accounts receivable balance, in as much as the specific customer has a balance payable to the Company, with the remaining $1,815,000 recorded as an accrued liability.

(2)
Includes $2,826,000 of reserves specifically identified for particular customers. Of this amount, $1,268,000 has been offset against the specific customers' accounts receivable balance, in as much as the specific customer has a balance payable to the Company, with the remaining $1,558,000 recorded as an accrued liability.

(3)
Includes $335,000 of reserves specifically identified for particular customers. Of this amount, $231,000 has been offset against the specific customers' accounts receivable balance, in as much as the specific customer has a balance payable to the Company, with the remaining $104,000 recorded as an accrued liability, respectively.

(4)
Includes $80,000 of reserves specifically identified for particular customers. Of this amount, $50,000 has been offset against the specific customers' accounts receivable balance, in as much as the specific customer has a balance payable to the Company, with the remaining $30,000 recorded as an accrued liability, respectively.