Form 10-Q
period 2009-03-31
Heelys, Inc.
filed 2009-05-15
CIK 1373980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 001-33182

HEELYS, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2880496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 Belmeade Drive, Suite 100
Carrollton, Texas	75006
(Address of principal executive offices)	(Zip Code)

(214) 390-1831

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of common stock	Outstanding as of May 11, 2009
Par value $00.001 per share	27,571,052

Part I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

HEELYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	December 31,	March 31,
	2008	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,446	$66,097
Accounts receivable, net of allowances of $664 and $416, respectively	6,594	5,788
Inventories	12,104	11,640
Prepaid and other current assets	831	1,435
Income tax receivable	268	206
Deferred income tax benefits, net of valuation allowances	3,572	4,905

Total current assets	91,815	90,071

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,352 and $1,421, respectively	1,007	980
PATENTS AND TRADEMARKS, net of accumulated amortization of $1,136 and $1,164, respectively	310	307
INTANGIBLE ASSETS, net of accumulated amortization of $254 and $326, respectively	1,412	1,250
GOODWILL	1,668	1,563
DEFERRED INCOME TAX BENEFITS, net of valuation allowances	284	284

TOTAL ASSETS	$96,496	$94,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,910	$1,583
Accrued expenses	5,091	4,802
Income taxes payable	1,347	1,388

Total current liabilities	8,348	7,773

LONG TERM LIABILITIES

Income taxes payable	442	448
Other long term liabilities	1,331	1,019

TOTAL LIABILITIES	10,121	9,240

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 75,000,000 shares authorized; 27,571,052 shares issued and outstanding as of December 31, 2008 and March 31, 2009	28	28
Additional paid-in capital	64,809	64,896
Retained earnings	21,657	20,347
Accumulated other comprehensive loss	(119)	(56)

Total stockholders’ equity	86,375	85,215

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$96,496	$94,455

See notes to condensed consolidated financial statements.

HEELYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2009

NET SALES	$13,107	$9,249
COST OF SALES	10,283	6,398

Gross Profit	2,824	2,851

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling and marketing	2,602	1,576
General and administrative	2,786	3,580
Severance	693	154
Total selling, general and administrative expenses	6,081	5,310

LOSS FROM OPERATIONS	(3,257)	(2,459)

OTHER (INCOME) EXPENSE
Interest (income) expense, net	(813)	(68)
Other (income) expense, net	(755)	(337)
Exchange (gain) loss, net	—	510

Total other (income) expense	(1,568)	105

LOSS BEFORE INCOME TAXES	(1,689)	(2,564)
INCOME TAX BENEFIT	(642)	(1,254)

NET LOSS	$(1,047)	$(1,310)

LOSS PER SHARE:
Basic	$(0.04)	$(0.05)
Diluted	$(0.04)	$(0.05)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	27,076	27,571
Diluted	27,076	27,571

See notes to condensed consolidated financial statements.

HEELYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2009
OPERATING ACTIVITIES:
Net Loss.	$(1,047)	$(1,310)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	150	182
Deferred income tax benefits	(238)	(1,333)
Stock-based compensation awards	457	87
Unrealized loss on foreign exchange rates	—	560
Changes in operating assets and liabilities:
Accounts receivable	2,143	640
Inventory	2,801	168
Prepaid and other current assets	(111)	(625)
Accounts payable	(91)	(210)
Accrued expenses	(597)	(249)
Income taxes payable/receivable	(1,247)	99

Net cash provided by (used in) operating activities	2,220	(1,991)

INVESTING ACTIVITIES:
Purchases of equipment	(143)	(53)
Increase in patents and trademarks	(29)	(24)

Net cash used in investing activities	(172)	(77)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	6	—
Payment for previously acquired goodwill and intangible assets	—	(176)

Net cash provided by (used in) financing activities	6	(176)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	13	(105)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,067	(2,349)

CASH AND CASH EQUIVALENTS, beginning of period	98,771	68,446

CASH AND CASH EQUIVALENTS, end of period	$100,838	$66,097

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Previously acquired goodwill and intangible assets included in accrued expenses and other long term liabilities	$—	$1,277

See notes to condensed consolidated financial statements.

HEELYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

Business Description — Heelys, Inc. and its subsidiaries (the “Company” or “Heelys”) designs, markets and distributes innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. The primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS are distributed primarily through retail stores in the United States and certain European countries, and international wholesale distributors.

The Company initially incorporated as Heeling, Inc. in Nevada in 2000. The Company was reincorporated in Delaware in August 2006 and changed its name to Heelys, Inc. Through its general and limited partner interests, Heelys, Inc. owns 100% of Heeling Sports Limited, a Texas limited partnership, which was formed in May 2000.

In February 2008, the Company formed Heeling Sports EMEA SPRL, a Belgium corporation and indirect wholly-owned subsidiary of the Company, with offices in Brussels, Belgium, and branch offices in Germany and France, to manage the Company’s European operations.

Basis Of Presentation — Unaudited Condensed Interim Consolidated Financial Information — The unaudited condensed consolidated balance sheet at March 31, 2009 and December 31, 2008, the unaudited condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 and related footnotes have been prepared in accordance with the instructions to Form 10-Q, accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the interim data includes all adjustments (consisting of only normally recurring adjustments) necessary for a fair statement of the results for the interim periods. Operating results for the three months ended March 31, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009. The December 31, 2008 condensed consolidated balance sheet information has been derived from the audited 2008 consolidated financial statements, but does not include all disclosures required for a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. For further information and additional significant accounting policies, please refer to our audited consolidated financial statements as of and for the year ended December 31, 2008 and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 31, 2009.

Foreign Currency Translation — The U.S. dollar is the Company’s reporting currency. Assets and liabilities of foreign operations which are denominated in a functional currency other than the U.S. dollar are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange during the applicable period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders’ equity. The Company recorded a gain on foreign currency translation of approximately $14,000 and $63,000 for the three months ended March 31, 2008 and March 31, 2009, respectively.

Foreign Currency Transactions — Gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in other income and expense in the period in which they occur. Net loss on foreign currency transactions was $510,000 for the three months ended March 31, 2009. There were no gains or losses generated during the three months ended March 31, 2008.

Cash and Cash Equivalents — Cash and cash equivalents consists of highly liquid investments with original maturity dates of three months or less when purchased. In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in inactive markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Cash and cash equivalents at March 31, 2009 include investments in the JPMorgan Prime Money Market Fund in the amount of $59.2 million. This investment is classified within Level 1 of the fair value hierarchy because they are valued using observable inputs, mainly the reported net asset value of the fund obtained from the fund manager. The following table summarizes the basis used to measure this financial asset as of March 31, 2009 (in thousands):

Fair Value Measurement Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Money market fund	$59,162	$59,162	$—	$—

Fair Value of Financial Instruments — The carrying value of financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short maturities.

Concentration of Risk — The Company maintains substantially all of its cash and cash equivalents, excluding investments in the money market fund, in one financial institution in amounts that exceed federally insured limits. Investments in the money market fund are not insured. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

The Company considers its concentration risk related to accounts receivable to be mitigated by the Company’s credit policy, the significance of outstanding balances owed by each individual customer at any point in time and the geographic dispersion of these customers.

The Company outsources all of its manufacturing to a small number of independent manufacturers. Establishing replacement sources could require significant additional time and expense.

Accounts Receivable — Accounts receivable are stated net of allowances for estimated customer returns, marketing discretionary funds and doubtful accounts of $664,000 and $416,000 at December 31, 2008 and March 31, 2009, respectively.

Recognition of Revenues — Revenues are recognized when merchandise is shipped, title passes to the customer, the customer assumes risk of loss, the collection of relevant receivables is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Title passes upon shipment or upon receipt by the customer depending on the agreement with the customer. The Company records reductions to revenue for estimated returns, including permitted returns of damaged or defective merchandise, and for all other allowances, in accordance with Emerging Issues Task Force Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product, at the time of revenue recognition. Accordingly, the Company recorded a benefit of $49,000 during the three months ended March 31, 2008 and a charge of $215,000 during the three months ended March 31, 2009.

Advertising Costs — Advertising production costs are expensed the first time the advertisement is run. Media (TV, radio and print) placement costs are expensed in the month the advertising appears or is aired. Through cooperative advertising programs, the Company reimburses its retail customers for certain of their costs of advertising the Company’s products. The Company records these costs in selling and marketing expense at the point in time when it is obligated to its customers for the costs, which is when the related revenues are recognized. This obligation may arise prior to the related advertisement being run. Total advertising and promotion expenses were $1,726,000 and $491,000 during the three months ended March 31, 2008 and 2009, respectively. Prepaid advertising and promotion expenses recorded in prepaid and deferred expenses totaled $49,000 and $154,000 at December 31, 2008 and March 31, 2009, respectively.

Shipping and Handling Costs — Shipping and handling costs are expensed as incurred and included in costs of sales. Shipping and handling costs included in cost of sales were $616,000 and $513,000 during the three months ended March 31, 2008 and 2009, respectively. Shipping and handling costs billed to customers are included in net sales in accordance with Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Handling Fees and Costs, and were $22,000 and $7,000 during the three months ended March 31, 2008 and 2009, respectively.

Insurance — The Company’s insurance retention for general liability claims is $50,000 per claim. An estimated liability is provided for current pending claims and estimated incurred-but-not-reported claims due to this retention risk. An estimated liability in the amount of $141,000 is reflected in the condensed consolidated balance sheet as an accrued expense as of December 31, 2008 and March 31, 2009.

2.   LOSS PER SHARE

Basic loss per common share is calculated by dividing net loss available to common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the effects of potentially dilutive securities that could share in the loss of the Company. A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share is as follows (in thousands):

	Three months ended March 31,
	2008	2009
Numerator—net loss available to common stockholders	$(1,047)	$(1,310)
Denominator:
Weighted average common stock outstanding for basic earnings per share	27,076	27,571
Effect of dilutive securities:
Stock options	—	—
Adjusted weighted average common stock and assumed conversions for diluted earnings per share	27,076	27,571

Stock options to purchase approximately 2,174,000 and 1,496,000 shares of common stock for the three months ended March 31, 2008 and 2009, respectively, were not included in the computation of diluted loss per share because the effect of their inclusion would have been anti-dilutive.

 3.    RECENT ACCOUNTING PROUNCEMENTS

In December 2007, the FASB issued Statement No. 141(R), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) revises the current accounting practices for business combinations. Significant changes as a result of issuance of SFAS 141(R) include a revised definition of a business, expensing of acquisition-related transaction costs, and a change in how acquirers measure consideration, identifiable assets, liabilities assumed and goodwill acquired in a business combination. SFAS 141(R) is effective for the Company on January 1, 2009, and will be applied prospectively to all business combinations subsequent to the effective date. The Company adopted SFAS 141(R) effective Janaury1, 2009.  There was no impact on the Company’s financial position, cash flows or results of operations as a result of this adoption.

In December 2007, the FASB issued Statement No. 160, Noncontrolling interests in Consolidated Financial Statements—an amendment of ARB No. 51, (“SFAS 160”). SFAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the controlling owners and the interests of noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company adopted SFAS 160 effective January 1, 2009.  There was no impact on the Company’s financial position, cash flows or results of operations as a result of this adoption.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 requires enhanced disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how instruments and the related hedged items are accounted for under SFAS 133 and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 effective January 1, 2009.  There was no impact on the Company’s financial position, cash flows or results of operations as a result of this adoption.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) . The intent of FSP 142-3 is to improve the consistency between the deemed useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company adopted FSP 142-3 effective January 1, 2009.  The Company does not expect the adoption of FSP 142-3 to have a material impact on its financial position, cash flows or results of operations.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS 162”). SFAS No. 162 is effective sixty days following the Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect SFAS 162 to have a material impact on its financial position, cash flows or results of operations.

4.    SIGNIFICANT CUSTOMERS

Customers of the Company consist of retail stores in the U.S. and certain European countries, and international wholesale distributors. The customers, individually or considered as a group under common ownership, which accounted for greater than 10% of accounts receivable or 10% of net sales during the periods reflected were as follows:

			Net Sales
			Three Months Ended
	Accounts Receivable		March 31,
	December 31,	March 31,
	2008	2009	2008	2009
AG Corporation	4%	8%	6%	16%
Oxylane Group	—	—	—	14
Customer A	11	—	3	—
Customer B	3	1	14	2

AG Corporation is the Company’s independent distributor in Japan, and Oxylane Group is a French sporting goods retail chain operating under the name Decathlon Group.

5.      INTANGIBLE ASSETS AND GOODWILL

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

Intangible assets included the following (in thousands):

	December 31,	Effect of	March 31,
	2008	exchange rate (1)	2009
Amortized intangible assets:
Customer lists	$1,433	$(90)	$1,343
Accumulated amortization	(204)		(258)
Customer lists - net	1,229		1,085

Non-compete agreements	233		233
Accumulated amortization	(50)		(68)
Non-compete agreements - net	183		165
Total	$1,412		$1,250

Amortization expense related to non-compete agreements and customer lists was $0 and $113,000 in the three months ended March 31, 2008 and March 31, 2009, respectively. Amortization expense from 2009 through 2013 is expected to be $357,000, $327,000, $318,000, $318,000, and $92,000, respectively. Non-compete agreements are amortized over 2 to 5 years, and customer lists are amortized over 5 years.

Goodwill included the following (in thousands):

	December 31,	Effect of	March 31,
	2008	exchange rate (1)	2009

Goodwill	$1,668	$(105)	$1,563

(1)                                  The U.S. dollar is the Company’s reporting currency. Assets and liabilities of foreign operations which are denominated in a functional currency other than the U.S. dollar are translated at the rate of exchange during the applicable period. Customer list and goodwill are intangible assets of the Belgian corporation, whose functional currency is the Euro. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders’ equity. The effect of the exchange rate on translated accumulated amortization balances is immaterial.

6.      ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	December 31, 2008	March 31, 2009
Professional fees	$903	$910
Legal settlement	722	722
Payments due - termination of distributorship agreements (see Note 8)	624	515
Accrued taxes payable	283	466
Credits due customers in excess of amounts owed	520	451
Estimated credits due customers for markdown and return allowances in excess of amounts owed	134	346
Payroll and payroll related costs	428	239
Customer prepayments	91	154
Accrued severance	304	117
Inventory received but not invoiced	—	115
Marketing costs	218	45
Loss on purchase commitments	235	—
Other	629	722
Total accrued expenses	$5,091	$4,802

During fiscal year 2008, the Company agreed to purchase a portion of the business operations, certain assets, and retain employees on a contractual basis of two of its former distributors in Germany and France (discussed more fully in Note 8). The primary assets acquired as a result of these agreements were the customer lists and goodwill. In addition, both of these former distributors agreed to not compete with the Company for a limited period of time. The fair value of the acquired assets was based upon the amount at which the assets could be bought or sold in a current transaction between willing parties. As a result, the Company recorded goodwill and intangibles (including acquired customer relationships and non-compete agreements) in the amount of $3.7 million (2.4 million Euro). As of March 31, 2009, the Company paid $2.1 million (1.4 million Euro) for these acquired assets with the balance of $1.3 million (967,000 Euro) to be paid out over time in accordance with the terms of the agreements; $275,000 is recorded as a current liability and is reflected in the table above and $1.0 million is recorded as a non-current liability. Additionally, as of December 31, 2008 and March 31, 2009, the Company owed these distributors amounts related to unshipped orders and consulting services. The Company records a liability, related to unshipped orders, when the order is fulfilled (shipped). This liability is paid on or before the end of the month following receipt of payment by the customer. Liabilities for consulting services are recorded monthly as the consulting services are performed. As of December 31, 2008 and March 31, 2009, a liability has been recorded related to unshipped orders and consulting services in the amount of $378,000 and $240,000, respectively and is reflected in the table above. Payments to these former distributors are to be made in Euro. The U.S. dollar equivalent of the amounts owed as of December 31, 2008 and March 31, 2009 have been calculated using the spot exchange rate as of those dates.

On February 1, 2008, the Company entered into a Severance and General Release Agreement (the “Severance Agreement”) with its former Chief Executive Officer (“CEO”). Under the Severance Agreement, the former CEO received approximately $470,000, paid in ten semi-monthly installments of approximately $17,000 beginning six months after the date of the Severance Agreement, followed by one lump sum payment of $300,000 paid in January 2009 and up to 14 months of reimbursements for health and life insurance.

The table below sets forth the significant components and activity under this Severance Agreement (in thousands):

	December 31, 2008	Charges	Cash Payments	March 31, 2009
Severance	$300	$—	$(300)	$—
Health and life insurance	4	—	(4)	—
Total	$304	$—	$(304)	$—

The Company’s former CEO agreed to perform certain consulting services for the Company for one year with no additional monetary compensation. During the term of this consulting relationship, options granted to the former CEO continued to vest in accordance with the Heelys, Inc. 2006 Stock Incentive Plan. On February 1, 2008, the Company recognized $207,000 in stock-based compensation expense, which is 100% of the related stock-based compensation for those stock options that vested during the term of the consulting arrangement. This expense is included in severance costs in the condensed consolidated statement of operations for the three months ended March 31, 2008.

In connection with the resignation of the Company’s CEO, the Company entered into an agreement with one of its directors to act as interim CEO until a replacement CEO could be named. On May 20, 2008, the Company named a replacement CEO. On February 10, 2009, the individual named as the Company’s replacement CEO resigned. In connection with his resignation, he and the Company entered into a Severance and General Release Agreement (the “SGR Agreement”).

Under the SGR Agreement, the former CEO is entitled to receive approximately $150,000, payable in twelve semi-monthly installments of approximately $12,500 over a six month period beginning on the first payroll period date after the date of the SGR Agreement and up to 6 months of reimbursements for health insurance.

The table below sets forth the significant components and activity under this SGR Agreement (in thousands):

	December 31, 2008	Charges	Cash Payments	March 31, 2009
Severance	$—	$150	$(37)	$113
Health insurance	—	4	—	4
Total	$—	$154	$(37)	$117

This expense is included in severance costs in the condensed consolidated statement of operations for the three months ended March 31, 2009.

7.     DEBT

Revolving Credit Facility — In September 2007, the Company entered into a $2,000,000 revolving credit facility with JPMorgan Chase Bank, N.A. which expires June 30, 2009. Indebtedness under this revolving credit facility bears interest at a floating rate of interest based on either the prime rate quoted by JPMorgan Chase Bank, N.A. or an adjusted LIBOR rate. This revolving credit facility contains various restrictive covenants including (i) an obligation for the Company to maintain a tangible net worth of at least $75 million and (ii) a prohibition on the Company incurring any other indebtedness for borrowed money. The Company is also prohibited from creating or permitting any lien, encumbrances or other security interest on the Company’s accounts receivable or inventory. There have been no borrowings under this revolving credit facility. The Company does not intend to renew this revolving credit facility.

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

On October 29, 2007, the Company signed an operating lease for office space in Qingdao, China. This lease expired December 1, 2008 but included two one-year extension options. On December 1, 2008, the Company exercised its right to renew this lease for one year. The information in the table below does not include the remaining one-year extension option. Payments under this lease agreement are made in the Chinese Yuan Renminbi. Future minimum payments, included in the table below, have been estimated using the spot rate as of March 31, 2009.

Effective May 1, 2008, Heeling Sports EMEA entered into an operating lease for office space in Brussels, Belgium for nine years with the option to terminate the lease at the end of each three year period. The information in the table below assumes that this lease will not be renewed after the initial three year period. Payments under this lease agreement are made in Euro. Future minimum payments, included in the table below, have been estimated using the spot rate as of March 31, 2009.

Effective April 1, 2008, Heeling Sports EMEA entered into an operating lease for office space in Munich, Germany for three years with an automatic renewal at the end of the initial three year lease unless six months notice is provided. The information in the table below does not include lease extensions. Payments under this lease agreement are made in Euro. Future minimum payments, included in the table below, have been estimated using the spot rate as of March 31, 2009.

Effective May 1, 2008, Heeling Sports EMEA entered into an operating lease for office space in Annecy, France for nine years with the option to terminate the lease at the end of each three year period. The information in the table below assumes that this lease will not be renewed after the initial three year period. Payments under this lease agreement are made in Euro. Future minimum payments, included in the table below, have been estimated using the spot rate as of March 31, 2009.

Future minimum rental payments under these agreements are as follows (in thousands):

Years Ending December 31,
2009	$322
2010	291
2011	237
2012	209
2013	209
Thereafter	337
$1,605

Rent expense was $184,000 and $174,000 for the three months ended March 31, 2008 and 2009, respectively.

Third-Party Distribution Facilities (California) — On August 1, 2007, the Company entered into an agreement with a third-party distribution facility in San Pedro, California. The Company paid a fixed storage fee for approximately 16,000 square feet of dedicated floor space. Additionally, the Company paid this third-party distributor fees and charges for services including handling, transactional storage and processing. These fees and charges were activity based and therefore fluctuated. The Company expensed $264,000 related to this third-party distribution facility during the three months ended March 31, 2008. These costs are included in cost of sales. This agreement expired on July 31, 2008 and the Company continued to lease floor space at, and used the services of, this third-party distribution facility on a month-to-month basis through November 2008.

Third-Party Distribution Facilities (Belgium) — The Company uses a third-party distribution facility in Belgium. The Company pays this third-party distributor fees and charges for services including handling, processing and packing materials. These fees and charges are activity-based and, therefore, fluctuate and as a result related future obligations cannot be quantified. This agreement is for one year term with automatic one year renewal terms. The Company expensed $120,000 and $330,000 related to this third-party distribution facility in the three months ended March 31, 2008 and 2009, respectively. These costs are included in cost of sales.

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

Termination of Distributorship Agreements — During fiscal year 2008, the Company agreed to purchase a portion of the business operations, certain assets, and retain employees on a contractual basis of two of its former distributors in Germany and France. The details related to these activities are outlined below.

Effective March 31, 2008, the Company entered into agreements to terminate its arrangement regarding the distribution of Heelys-branded footwear and products in Germany and Austria, allowing the Company, through its Belgian subsidiary, to market its products directly in such countries. This included a Termination Agreement (the “Termination Agreement”) among the Company, The Territory Distribution GmbH (the “Distributor”), and Achim Lippoth, the sole owner of the Distributor (“Lippoth”), pursuant to which, among other things, a prior Distributor Agreement between the Company and the Distributor was terminated, the Company agreed to purchase from the Distributor all of the

Distributor’s inventory of unsold Heelys products and other specified assets for the Distributor’s cost, all of the unshipped orders for Heelys products on the Distributor’s order book as of March 31, 2008 for a price equal to the Distributor’s net wholesale margin on such unshipped orders (which is to be paid on or before the end of the month following the Company’s receipt of payment for the Heelys products shipped in response to such unshipped orders), and the Distributor and Lippoth agreed, until March 31, 2010, not to compete with the Company relating to the Company’s products anywhere in the world. In connection with the Termination Agreement the Company’s Belgian subsidiary entered into two consulting agreements, one with The Sansean Group Limited (“Sansean”), and one with Lippoth, pursuant to which, among other things, Sansean and Lippoth agreed to perform certain consulting services and the Company’s Belgian subsidiary agreed to pay Sansean and Lippoth consulting fees as set forth in their respective consulting agreements. Payments under these agreements are to be made in Euro.

Effective April 30, 2008, the Company entered into agreements to terminate its current arrangement regarding the distribution of Heelys-branded footwear and products in France, Monaco and Andorra, allowing the Company, through its Belgian subsidiary, to market its products directly in such countries. This included a Termination Agreement (the “Termination Agreement”) among the Company, Trotwood Import/Export (the “Distributor”), Trotwood Investments Ltd., the sole owner of the Distributor (“TIL”), and David Stanley (“D. Stanley”) and Margarete Stanley (“M. Stanley”), pursuant to which, among other things, a prior International Distributor Agreement between the Company and the Distributor was terminated, the Company agreed to purchase from the Distributor all of the Distributor’s inventory of unsold Heelys products for the Distributor’s cost of such products, the Distributor’s order books relating to Heelys products at the value on Distributor’s books and certain other incidental assets of the Distributor related to its distribution operations as described in the Termination Agreement (the Company agreed to pay Distributor for such items on or before May 16, 2008), the Company agreed to purchase from the Distributor all of the unshipped orders for Heelys products on the Distributor’s order book as of April 30, 2008 that are not novated to the Company or one of its affiliates for a price equal to the Distributor’s net wholesale margin on such unshipped orders (which is to be paid on or before the end of the month following the Company’s receipt of payment for the Heelys products shipped in response to such unshipped orders). In addition, the Distributor, Shareholder, D. Stanley and M. Stanley agreed, until April 30, 2012, not to compete with the Company relating to the Company’s products anywhere in the world, and the Company agreed to pay Distributor an additional amount set forth in the Termination Agreement for each pair of Heelys branded footwear sold by the Company or its affiliates in France, Monaco and Andorra. In connection with the Termination Agreement the Company’s Belgian subsidiary, entered into a Consulting Agreement with TIL pursuant to which, among other things, TIL agreed to perform certain consulting services and the Company’s Belgian subsidiary agreed to pay TIL consulting fees as set forth in such consulting agreement. Payments under these agreements are to be made in Euro.

The primary assets acquired as a result of the termination of these distributorship agreements were the customer lists and goodwill. In addition, both of these former distributors agreed to not compete with the Company for a limited period of time. The fair value of the acquired assets was based upon the amount at which the assets could be bought or sold in a current transaction between willing parties. As a result, the Company recorded goodwill and intangibles (including acquired customer relationships and non-compete agreements) in the amount of $3.7 million (2.4 million Euro). As of March 31, 2009, the Company paid $2.1 million (1.4 million Euro) for these acquired assets with the balance of $1.3 million (967,000 Euro) to be paid out over time in accordance with the terms of the agreements. Additionally, as of December 31, 2008 and March 31, 2009, the Company owed these distributors amounts related to unshipped orders and consulting services. The Company records a liability, related to unshipped orders, when the order is fulfilled (shipped). This liability is paid on or before the end of the month following receipt of payment by the customer. Liabilities for consulting services are recorded monthly as the consulting services are performed. As of December 31, 2008 and March 31, 2009, a liability has been recorded related to unshipped orders and consulting services in the amount of $378,000 and $240,000, respectively. As of March 31, 2009, the Company estimates that payments for unshipped orders of $481,000 (364,000 Euro) and payments for consulting services of $18,000 (13,000 Euro) will be made related to terms of the agreements.

Royalty Agreement —For the period prior to December 31, 2008, the Company paid monthly royalties related to a feature incorporated in its grind-and-roll HEELYS-wheeled footwear equal to a percentage of the purchase price that is paid to the manufacturers, net of the costs of the wheels and any other skating apparatus. Monthly royalties due were based on the number of grind-and-roll HEELYS-wheeled footwear sold. Royalty expense was $14,000 for the three months ended March 31, 2008. The Company is no longer required to make royalty payments on sales of these certain products subsequent to December 31, 2008.

Purchase Commitments — The Company had open purchase commitments of $4.5 million and $4.1 million related to inventories that were still being held by the manufacturers at December 31, 2008 and March 31, 2009, respectively.

Legal Proceedings — The Company, its former Chief Executive Officer, its former Chief Financial Officer, and its directors who signed the Company’s registration statement filed with the Securities and Exchange Commission in connection with our December 7, 2006 initial public offering (the “IPO”)—along with Capital Southwest Corporation, Capital Southwest Venture Corporation and the underwriters for the IPO—are defendants in a lawsuit originally filed on August 27, 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Brian Rines, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased the Company’s common stock pursuant to or traceable to the IPO registration statement. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Four similar lawsuits were also filed in September and October 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Vulcan Lee, John Avila, Gerald Markey, and Robert Eiron on behalf of the same plaintiff class, making substantially similar allegations under Sections 11, 12, and 15 of the Securities Act of 1933, and seeking substantially similar damages. These lawsuits have been transferred to a single judge and have been consolidated into a single action. Lead plaintiffs and lead counsel have been appointed. An amended consolidated complaint was filed on March 11, 2008. The amended complaint alleges that the prospectus used in connection with our IPO contained misstatements of material fact or omitted to state material facts necessary in order to make the statements made not misleading relating to among other allegations, safety concerns and injuries associated with our products and their alleged impact on demand, visibility into our sales channel and competition from knockoffs, in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and requests substantially similar damages and relief as previously mentioned. On August 14, 2008, the Court denied Defendants’ motions to dismiss the amended complaint, and discovery commenced. During a mediation conducted by the Hon. Nicholas H. Politan (ret.), Plaintiffs and Defendants reached a settlement pursuant to which Defendants will pay Plaintiffs and a proposed plaintiff settlement class a total of $7.5 million, including attorneys’ fees and expenses. The Company has reached an agreement in principal with its insurers for the Company’s insurance policies to fund the majority of this settlement amount. This settlement is subject to final documentation and approval by the Court. The Company expects that the proposed settlement will be submitted to the Court for preliminary approval within the next month. If the Court preliminarily approves the settlement, notice will be provided to shareholders, who will be provided an opportunity to object to the settlement or to opt out of the proposed settlement class.

On October 3, 2007 and October 24, 2007, in the United States District Court for the Northern District of Texas, Dallas Division, Jack Freeman and Brian Mossman, respectively brought shareholders’ derivative actions, for the Company’s benefit, as nominal defendant, against the Company’s former Chief Executive Officer, the Company’s former Director of Research and Development, the Company’s former Chief Financial Officer, the Company’s former Senior Vice President and certain current and former members of the Company’s board of directors. The Company is a nominal defendant, and the complaints do not seek any damages against the Company. The complaints allege violations of Sections 11, 12(a)(2), and 14(a) of the Securities Act of 1933 and breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named defendants. The complaints seek unspecified amounts of compensatory damages, voiding the election of the director defendants, as well as interest and costs, including legal fees from the defendants. The Company is a nominal defendant, and the complaint does not seek any damages against the Company; however, the Company may have indemnification obligations to one or more of the defendants under the Company organizational documents. The derivative lawsuits have been transferred to a single judge and have been consolidated into a single derivative lawsuit. An amended consolidated complaint making substantially similar allegations and claims for damages was filed on March 14, 2008. On August 14, 2008, the Court denied Defendants’ motions to dismiss the amended complaint, and discovery commenced. During a mediation conducted by the Hon. Nicholas H. Politan (ret.), Plaintiffs and Defendants reached a settlement pursuant to which Defendants agreed to institute certain corporate governance changes at the Company and to pay plaintiffs’ counsel attorneys’ fees and expenses of $1 million. The Company has reached an agreement in principal with its insurers for the Company’s insurance policies to fund the majority of this settlement amount. This settlement is subject to final documentation and approval by the Court. The Company expects that the proposed settlement will be submitted to the Court for preliminary approval within the next month.

The Company’s insurance policies will fund the majority of the settlement amounts. The Company has agreed to contribute approximately $722,000 of this settlement amount, which was accrued for as of December 31, 2008.

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

9.    INCOME TAXES

Tax years 2005 through 2008 are subject to examination by the taxing authorities.  There are no income tax examinations currently in process.

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

The Company recognized an income tax benefit of $1.3 million for the three months ended March 31, 2009, representing an effective income tax rate of 48.9%, compared to an income tax benefit of $642,000 for the three months ended March 31, 2008, representing an effective income tax rate of 38.0%.  The effective tax rate for the fiscal year ending December 31, 2009 is expected to be approximately 48.7%.  The difference between the effective tax rate and the federal statutory rate of 35% is due mostly to the forecasted decrease in the valuation allowance in the U.S. and Belgium. The U.S. valuation allowance is expected to decrease due to projected reductions in nondeductible reserves and accruals combined with the projected increase in the Heeling Sports EMEA SPRL deferred tax liability related to unremitted earnings. The valuation allowance against the Belgian net deferred tax assets is expected to decrease as a result of projected earnings before tax that would utilize the Belgian net operating loss carryforwards.

10.  STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2009, additional paid-in capital increased by $87,000 as a result of the recording of non-cash stock-based compensation expense.

11.  RELATED-PARTY TRANSACTIONS

Effective as of April 30, 2008, the Company’s Senior Vice President resigned his position with the Company, and entered into a Consulting Agreement with the Company. The Consulting Agreement will terminate on June 30, 2010, unless terminated earlier or the parties agree to extend the term. Under the Consulting Agreement, the former Senior Vice President (the “Consultant”) will provide the Company (i) consulting services relating to mergers and acquisitions, (ii) support services in connection with the prosecution or defense of any pending or future litigation, arbitration, business, or investigatory matter relating to the Company, and (iii) other services agreed upon by the parties. The primary compensation under the Consulting Agreement shall be (i) a fee for merger and acquisition services to be paid in 25 monthly installments of $10,780 per month beginning June 30, 2008, (ii) success fees more fully described in the Consulting Agreement and equal to varying percentages of the total value of certain mergers or acquisitions originated by the Consultant, (iii) a fee of $125 per hour (up to a maximum of $1,000 per day) for litigation support services rendered, and (iv) a fee of $125 per hour (up to a maximum of $1,000 per day for actual time billed) for services rendered for matters other than merger and acquisition services or litigation support. For the three months ended March 31, 2009, the Company recognized $32,000 in expense related to the Consulting Agreement. These charges are included in general and administrative expense in the statement of operations. The Company will also reimburse the Consultant for his expenses incurred in connection with the performance of his services under the Consulting Agreement. As of December 31, 2008 and March 31, 2009, no payable existed related to the Consulting Agreement. The Company’s former Senior Vice President will continue to remain as a member of the Company’s Board of Directors. Options previously granted to the former Senior Vice President will continue to vest in accordance with the Heelys, Inc. 2006 Stock Incentive Plan so long as he is a member of the Company’s Board of Directors. The Company recognized $29,000 in stock-based compensation expense during the three months ended March 31, 2009 related to these stock options.

12.   LITIGATION SETTLEMENT

On March 13, 2008, Heeling Sports Limited (“HSL”), entered into a confidential Settlement Agreement (the “Settlement Agreement”) effective March 11, 2008 with Elan-Polo, Inc. (“Elan-Polo”) to settle the pending patent and trademark lawsuit Heeling Sports Limited v. Wal-Mart Stores, Inc., and Elan-Polo, Inc., Civil Action No. 3:07-CV-1695 in the United States District Court for the Northern District of Texas, Dallas Division (the “Lawsuit”) . The Lawsuit was filed in connection with wheeled footwear made by Elan-Polo with a wheel both in the heel and in front of the heel (“Two-Wheel Shoe Skates”) that were sold exclusively at Wal-Mart under the brand name “Spinners.” Wal-Mart was previously dismissed from the Lawsuit. HSL and Elan-Polo filed a Final Judgment with the court that provides, among other items, that Elan-Polo is prohibited from making or selling the Two-Wheel Shoe Skates without HSL’s prior written permission.

Pursuant to the Settlement Agreement, HSL and Elan-Polo agreed to, among other things, settle the Lawsuit and release any claims against the other party, Elan-Polo acknowledged the validity and enforceability of HSL’s patents, agreed not to contest the validity of such patents, and agreed not to seek any patent rights with respect to the Two-Wheel Shoe Skates that were the subject matter of the Company’s infringement claims. Elan-Polo agreed to cease use of the “Spinners” logo and to never use any of HSL’s trademarks, including marks such as HEELYS, HEELIES, WHEELIES, WHEELYS, or any mark or logo that may be confusingly similar to any of HSL’s or the Company’s trademarks. Elan-Polo represented to HSL that 1,210,000 pairs of Two-Wheel Shoe Skates were manufactured on behalf of Elan-Polo in 2007, and that those were the only wheeled footwear that Elan-Polo had manufactured. Elan-Polo agreed to pay the Company an aggregate of $1,400,000 in connection with settling the Lawsuit, and such payments are to be made, as follows: $750,000 was paid upon execution of the Settlement Agreement, $250,000 was paid in June of 2008 and $250,000 was due February of 2009, and $150,000 is required to be paid in February 2010. In addition, if HSL and Elan-Polo agree to extend the Technology License Agreement, which was entered into in connection with the Settlement Agreement, for a fourth year, then Elan-Polo is required to pay HSL another $150,000. Elan-Polo further agreed to indemnify, defend and hold harmless HSL and the Company against certain claims, losses and expenses.

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

The Company recognized $750,000 and $250,000 of income related to the Settlement Agreement during the three months ended March 31, 2008 and 2009, respectively. This income is reported in other income. As of March 31, 2009, the Company has not recognized any royalties in connection with the Technology License Agreement.

13.   SEGMENT REPORTING

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

	Three Months Ended March 31, 2008
	(in thousands)
	Domestic	International	Unallocated	Consolidated
Net Sales	$5,486	$7,621	$—	$13,107
Cost of Sales	4,918	5,365	—	10,283
Gross Profit	568	2,256	—	2,824
Selling, General and Administrative Expenses	4,679	672	730	6,081
(Loss) Income from Operations	(4,111)	1,584	(730)	(3,257)
Other (Income) Expense	(945)	—	(623)	(1,568)
(Loss) Income Before Income Taxes	(3,166)	1,584	(107)	(1,689)
Income Tax Benefit	(642)	—	—	(642)
Net (Loss) Income	$(2,524)	$1,584	$(107)	$(1,047)

	Three Months Ended March 31, 2009
	(in thousands)
	Domestic	International	Unallocated	Consolidated
Net Sales	$2,495	$6,754	$—	$9,249
Cost of Sales	2,543	3,855	—	6,398
Gross Profit	(48)	2,899	—	2,851
Selling, General and Administrative Expenses	2,108	1,445	1,757	5,310
(Loss) Income from Operations	(2,156)	1,454	(1,757)	(2,459)
Other (Income) Expense	(348)	530	(77)	105
(Loss) Income Before Income Taxes	(1,808)	924	(1,680)	(2,564)
Income Tax (Benefit) Expense	(1,319)	65	—	(1,254)
Net (Loss) Income	$(489)	$859	$(1,680)	$(1,310)

	As of December 31, 2008
	(in thousands)
	Domestic	International	Unallocated	Consolidated
Total Assets	$83,241	$13,255	$—	$96,496
Goodwill	$—	$1,668	$—	$1,668
Accumulated Amortization & Depreciation	$2,510	$232	$—	$2,742

	As of March 31, 2009
	(in thousands)
	Domestic	International	Unallocated	Consolidated
Total Assets	$82,515	$11,940	$—	$94,455
Goodwill	$—	$1,563	$—	$1,563
Accumulated Amortization & Depreciation	$2,616	$295	$—	$2,911

The following costs are unallocated in the tables included above: legal, accounting and professional fees which are directly attributable to operating as a public company; fees paid to members of the Company’s Board of Directors; directors and officers insurance; other public company costs; and interest income earned on monies held at the Heelys, Inc. entity level. Additionally, although the international operations benefit from product development efforts incurred at the domestic company these costs have not been allocated to the international operations.

14.   COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income for the three months ended March 31, 2008 and 2009 was as follows (in thousands):

	Three months Ended March 31,
	2008	2009
Net loss	$(1,047)	$(1,310)
Gain on foreign currency translation	14	63
Comprehensive (loss) income	$(1,033)	$(1,247)

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated condensed financial statements and the related notes. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management as well as management’s assumptions and beliefs. These statements are generally identified by the use of words such as “subject to,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “may,” “will,” “should,” “can,” the negatives thereof, variations thereon, similar expressions, or discussions of strategy. These forward-looking statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, and those set forth in Part II, “Item 1A. Risk Factors” of this report may affect our performance and results of operations.  Those risks, uncertainties and factors include, but are not limited to the fact that substantially all of our net sales are generated by one product, continued changes in fashion trends and consumer preferences and general economic conditions, our intellectual property may not restrict competing products that infringe on our patents from being sold, we are dependent upon independent manufacturers, we may not be able to successfully introduce new product categories, and the other factors described in our filings with the Securities and Exchange Commission. Investors are urged to consider these risks, uncertainties and factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

Overview

We are a designer, marketer and distributor of innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. Our primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS-wheeled footwear allows the user to seamlessly transition from walking or running to rolling by shifting weight to the heel. Users can transform HEELYS-wheeled footwear into street footwear by removing the wheel. For the three months ended March 31, 2008, approximately 97% of our net sales were derived from the sale of our HEELYS-wheeled footwear. For the three months ended March 31, 2009, 96% of our net sales were derived from the sale of our HEELYS-wheeled footwear. The remainder of our net sales was derived from the sale of non-wheeled footwear and branded accessories, such as replacement wheels, helmets and other protective gear.

We introduced HEELYS-wheeled footwear in 2000, and for several years our domestic sales were concentrated with one large, national specialty retailer. Although we initially focused on driving our domestic sales growth, we also established relationships with independent distributors in Japan, South Korea and Southeast Asia. As a result, the sources of our net sales were largely concentrated and we were susceptible to customer-specific and region-specific factors. This concentration caused variability in our results of operations. Since that time, we have diversified our retail customer base in the United States by widening our distribution to include full-line sporting goods retailers, specialty apparel and footwear retailers, family footwear stores, and select online retailers. We have also expanded our international distribution channels to mitigate this concentration. Historically, our products have been sold through independent distributors with exclusive rights to specified international territories. During the first quarter of 2008, our Belgian subsidiary opened an office in Belgium to focus on expanding our international opportunities by working more closely with our distributors, establishing relationships with distributors in new international markets and, in select markets, selling our products direct to retail customers. Effective as of March 31, 2008 and April 30, 2008, respectively, we entered into agreements with our distributor in Germany and Austria and our distributor in France, Monaco and Andorra whereby we terminated their rights to distribute our products in their specified territories. Our Belgian subsidiary took over the distribution of our products in Germany and Austria effective April 1, 2008 and in France, Monaco and Andorra effective May 1, 2008.

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

During 2008 we continued to work with our domestic retailers in order to lower their inventory levels and stabilize retail prices. The retailers continued to be cautious in placing future orders and continued to look to us to carry on hand inventory. We maintained a tight focus on our inventory levels and reduced inventory levels 34% from December 31, 2007. Although a significant decline from 2007 levels, we experienced sequential improvement in net sales and gross margin in the first, second and third quarters of 2008. In the fourth quarter, the slowdown in consumer spending and the highly promotional environment resulted in reduced sales and gross margins. We also recorded inventory reserves to reduce certain styles of our inventory to the lower of cost or market. We plan on selling the discounted inventory to domestic retailers primarily in the first half of 2009. In the periods in which we sell this inventory, our gross margin will be negatively impacted.

With the passage of the Consumer Product Safety Improvement Act of 2008, or “CPSIA,” there are new requirements mandated for the textiles and apparel industries. These mandates relate to all products marketed to children 12 years of age and under. Among other requirements, the Consumer Product Safety Commission, or “CPSC,” will require certification and testing of lead paint levels as applied to certain products, along with testing the lead content of the product as a whole. We are working with accredited third party testing services to ensure compliance with all CPSIA requirements and to further product safety goals. We will continue to monitor the situation and intend to abide by all rules and changes made by the CPSC. This could have a negative impact on the cost of our goods and poses a potential risk if we do not adhere to these requirements.

General

Net Sales

Net sales represent primarily sales of HEELYS-wheeled footwear, less an estimated reserve for sales returns, allowances (including certain allowances for marketing, promotion and advertising support) and discounts. A small portion of our net sales are derived from the sale of non-wheeled footwear and accessories such as replacement wheels, helmets and other protective gear. Amounts billed to domestic customers for shipping and handling are included in net sales.

We sell our products through distribution channels that generally merchandise our products in a manner that we believe enhances and protects our HEELYS brand image.

Domestically, our products can be found in full-line sporting goods retailers, specialty apparel and footwear retailers, select department stores, family footwear stores and select online retailers. For the three months ended March 31, 2008 and March 31, 2009, 42% and 27% of our total net sales were derived from domestic retail customers, respectively.

Historically, our products have been sold internationally through independent distributors with exclusive rights to specified international territories. During the first quarter of 2008, our Belgian subsidiary opened an office in Belgium to focus on expanding our international opportunities by working more closely with our distributors, establishing relationships with distributors in new international markets and, in select markets, selling our products direct to retail customers. Effective as of March 31, 2008 and April 30, 2008, respectively, we entered into agreements with our distributor in Germany and Austria and our distributor in France, Monaco and Andorra whereby we terminated their rights to distribute our products in their specified territories. Our Belgian subsidiary took over the distribution of our products in Germany and Austria effective April 1, 2008 and in France, Monaco and Andorra effective May 1, 2008. Additionally, effective April 1, 2008, our subsidiary in Belgium became responsible for sales to our independent distributors in EMEA (Europe, Middle East and Africa). Sales to our customers in Germany, Austria, France, Monaco and Andorra are denominated in Euro. Sales to our independent distributors in the other EMEA countries are denominated in U.S. dollars. Sales to our independent distributors in non-EMEA territories will continue to be processed at our office in Carrollton, Texas and denominated in U.S. dollars. Payments are required to be made in the same currency as invoiced. For the three months ended March 31, 2008 and March 31, 2009, respectively, 58% and 73% of our total net sales were derived from sales to our independent distributors in both EMEA and non-EMEA territories and direct sales to our retail customers in the German and France markets.

No country, other than the United States, France, Germany, and Japan accounted for 10% or more of our net sales for the three months ended March 31 2009.

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

Results of Operations

	Three Months Ended March 31,
	2008	2009

NET SALES	100.0%	100.0%
COST OF SALES	78.5	69.2

Gross Profit	21.5	30.8

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling and marketing	19.8	17.0
General and administrative	21.3	38.7
Severance	5.3	1.7
Total selling, general and administrative expenses	46.4	57.4

LOSS FROM OPERATIONS	(24.9)	(26.6)

Other (income) expense, net	(12.0)	1.1

LOSS BEFORE INCOME TAXES	(12.9)	(27.7)
INCOME TAX BENEFIT	(4.9)	(13.5)

NET LOSS	(8.0)%	(14.2)%

Comparison of the Three Months Ended March 31, 2009 and Three Months Ended March 31, 2008

Net sales.    Net sales decreased $3.9 million, or 29.4% to $9.2 million for the three months ended March 31, 2009, from $13.1 million for the three months ended March 31, 2008. This decrease was primarily the result of lower unit sales of our HEELYS-wheeled footwear, which decreased by 198,000 pairs, or 39.6%, to 302,000 pairs for the three months ended March 31, 2009, from 500,000 pairs for the three months ended March 31, 2008, offset in part by a higher sales price per pair in our international markets.

Domestically, our net sales decreased $3.0 million, or 54.5%, to $2.5 million for the three months ended March 31, 2009, from $5.5 million for the three months ended March 31, 2008. This decrease was the result of lower unit sales of our HEELYS-wheeled footwear.   Domestic unit sales decreased by 125,000 pairs, or 55.4%, to 100,000 pairs for the three months ended March 31, 2009 from 225,000 pairs for the three months ended March 31, 2008. We believe that the decrease in unit sales may be attributable to the high inventory positions at certain of our domestic accounts which resulted in lower orders for product during the quarter, as well as that many of our retail customers have been reluctant to place significant orders until their current inventory levels are reduced to targeted levels.

Internationally, our net sales decreased $867,000, or 11.4%, to $6.8 million for the three months ended March 31, 2009, compared to $7.6 million for the three months ended March 31, 2008.  This decrease was primarily the result of lower unit sales of our HEELYS-wheeled footwear, which decreased by 73,000 pairs, or 26.5%, to 202,000 pairs for the three months ended March 31, 2009, from 275,000 pairs for the three months ended March 31, 2008.   This decrease in units sold is attributable to lower sales to our European independent distributors, which was due to higher inventories carried by our European independent distributors at the end of 2008 and through the first quarter of 2009 which resulted in lower orders for products during the quarter.  We believe that the high inventory positions of certain of our European independent distributors may be due to the weak economy’s impact on the distributors’ retailers.  This decrease in sales to our European independent distributors was partially offset by increased sales to our independent distributor in Japan as well as increased sales in our German and French markets where we began to sell direct to retailers effective April 1, 2008 and May 1, 2008, respectively. We have also seen an increase in the sales price per pair in certain of our international markets.

Gross profit.    Gross profit increased $27,000 to $2.9 million for the three months ended March 31, 2009, from $2.8 million for the three months ended March 31, 2008. Our gross margin was 30.8% for the three months ended March 31, 2009 compared to 21.5% for the three months ended March 31, 2008.

 On domestic sales, our gross profit decreased $616,000 to a $48,000 loss for the three months ended March 31, 2009, from $568,000 in gross profit for the three months ended March 31, 2008. Our gross margin decreased to (1.9)% for the three months ended March 31, 2009, from 10.4% for the three months ended March 31, 2008.  This decrease in gross margin was mainly due to the sale of older inventory at discounted prices during the quarter; as well as the impact of the fixed costs related to operating our representative office in China and our distribution operations in Carrollton, Texas.  Additionally, we recognized approximately $62,000 of costs during the three months ended March 31, 2009 as we begin the process of testing our product for lead paint levels as a result of the passage of the Consumer Product Safety Improvement Act of 2008 which mandates that all products marketed to children 12 years of age and under be tested for lead paint levels.

On international sales, our gross profit increased $643,000 to $2.9 million for the three months ended March 31, 2009, from $2.3 million for the three months ended March 31, 2008.  Our gross margin increased to 42.9% for the three months ended March 31, 2009, from 29.6% for the three months ended March 31, 2008.  This increase in gross margin was mainly attributable to the increase in the sales price per pair in certain of our international markets which positively impacted the gross margin earned on those sales. This positive increase in gross margin was partially offset by the impact of fixed costs recognized related to operating our representative office in China as well as the increase in fixed costs primarily related to maintaining our inventory in Belgium in order to fulfill direct sales in our German and French markets.

Selling and marketing expense.    Selling and marketing expense, excluding commissions, payroll and payroll related expenses, and stock-based compensation expense, decreased $1.2 million to $652,000 for the three months ended March 31, 2009, from $1.9 million for the three months ended March 31, 2008. This decrease was a result of cost containment efforts and management’s decision to focus advertising and marketing efforts in the third and fourth quarters when sales are typically higher. Domestically, consumer advertising related expenses declined approximately $730,000 in the first quarter of 2009, when compared to the first quarter of 2008. This was offset by an increase of $116,000 internationally as we work to expand the brand internationally. Through cooperative advertising programs, we reimburse our domestic retail customers for certain of their costs of advertising our products.  We record these costs in selling and marketing expense at the point in time when we are obligated to our customers for the costs, which is when the related revenues are recognized. Cooperative marketing related costs decreased $148,000 for the three months ended March 31, 2009, mainly as a result of the decrease in our domestic sales and a reversal of unutilized co-op funds. Expenses incurred for point-of-purchase (“POP”) displays decreased $183,000 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. We are in the process of re-designing our POP displays and anticipate incurring costs related to these new displays in the second quarter of 2009. Sales commissions increased $96,000 from $200,000 to $296,000 as a result of the increase in international sales in our direct markets; partially offset by a decline in domestic commissions due to the decrease in domestic sales.  Payroll and payroll related expense increased $111,000 as a result of an increase of $327,000 in payroll and payroll related costs related to our international offices which we opened in Belgium (with branch offices in Germany and France) in February 2008; offset by a decrease of $216,000 in payroll and payroll related costs related to our domestic operations mainly due to a reduction in headcount.

General and administrative expense.    General and administrative expense increased $794,000 from $2.8 million for the three months ended March 31, 2008 to $3.6 million for the three months ended March 31, 2009.

Legal, accounting and other professional fees increased $717,000 from $1.2 million for the three months ended March 31, 2008 to $1.9 million for the three months ended March 31, 2009.  The increase in legal, accounting and other professional fees is mainly the result of a $713,000 increase in legal fees incurred related to the lawsuits filed in connection with our initial public offering, and a $360,000 increase in accounting and other professional fees incurred related to the structuring of our international operations and related tax issues, documentation and testing of internal controls over financial reporting for our international operations, and additional fees incurred related to the audit of our fiscal year ended December 31, 2008 including required statutory audits of our international operations; offset by a $258,000 decrease in legal fees incurred related to IP and IP enforcement related matters resulting from cost containment efforts by management, and a $98,000 decrease in other professional related fees mainly attributable to increased professional fees we recognized during the three months ended March 31, 2008 for executive search firm services to recruit a new Chief Executive Officer.

Depreciation and amortization expense increased $91,000 from $73,000 for the three months ended March 31, 2008 to $164,000.  The increase in depreciation and amortization expense is due to the amortization of intangible assets acquired as a result of the termination of distributorship agreements with our German and French distributors effective March 31, 2008 and April 30, 2008, respectively.

Payroll and payroll related costs increased $92,000 from $691,000 for the three months ended March 31, 2008 to $783,000 for the three months ended March 31, 2009.  Domestically, payroll and payroll related costs increased $67,000 mainly as a result of the hiring of our VP of Product in July 1, 2008; offset by changes in staff mix in our domestic operations.  Internationally, payroll and payroll related costs increased $25,000 due to the opening of our international offices in Belgium (with branch offices in Germany and France) in February 2008.

These increases in costs were offset by a $144,000 decrease in stock-based compensation expense which decreased to $30,000 for the three months ended March 31, 2009 from $174,000 for the three months ended March 31, 2008.  The decrease in stock-based compensation expense is due to the cancellation of previously granted stock options resulting from employee turnover; mainly the resignation of our Chief Executive Officer (resigned effective February 1, 2008) and the resignation of our Chief Financial Officer (resigned in May 2008).  Additional expense reductions were recognized as a result of management’s overall cost containment efforts.

Severance.   Effective February 1, 2008, our then Chief Executive Officer (“CEO”) resigned.  In connection with his resignation, we entered into a severance agreement to which he was entitled to receive approximately $470,000, payable in ten semi-monthly installments of approximately $17,000 beginning six months after the effective date of the severance agreement, followed by one lump sum payment of $300,000 paid in January 2009 and up to 14 months of reimbursements for health and life insurance (estimated cost at February 1, 2008 of $16,000). We recognized 100% of this liability and the related severance cost on February 1, 2008.  Our former CEO agreed to perform certain consulting services for us for one year with no additional monetary compensation.  During the term of this consulting relationship, options granted to the former CEO continued to vest in accordance with the Heelys, Inc. 2006 Stock Incentive Plan.  On February 1, 2008, the Company recognized $207,000 in stock-based compensation expense, which is 100% of the related stock-based compensation for those stock options that vested during the term of the consulting arrangement.

In connection with the resignation of the Company’s CEO on February 1, 2008, the Company entered into an agreement with one of its directors to act as its interim CEO until a replacement CEO could be named. On May 20, 2008, we named a replacement CEO. This individual resigned on February 10, 2009.  In connection with his resignation, we entered into a severance agreement pursuant to which he was entitled to receive approximately $150,000, payable in twelve semi-monthly installments of approximately $12,500 over a six month period beginning on the first payroll period date after the date of the Severance Agreement and up to 6 months of reimbursements for health insurance. We recognized 100% of this liability and the related severance cost in the quarter ended March 31, 2009.

 Operating loss.    As a result of the above factors, operating loss decreased $798,000 to a loss from operations of $2.5 million for the three months ended March 31, 2009, from a loss from operations of $3.3 million for the three months ended March 31, 2008.

Other (income) expense.   Total other (income) expense decreased $1.7 million to a net other expense of $105,000 for the three months ended March 31, 2009 from a net other income of $1.6 million for the three months ended March 31, 2008. Interest income decreased $724,000 to $90,000 for the three months ended March 31, 2009 from $814,000 for the three months ended March 31, 2008.  The decrease in interest income is due to a decrease in invested cash balances, mainly as a result of the $27.6 million dividend paid in December 2008, as well as a decrease in interest rates earned on invested cash balances.  Other income decreased $418,000 to $337,000 for the three months ended March 31, 2009 from $755,000 for the three months ended March 31, 2008.  Other income for both the three months ended March 31, 2008 and March 31, 2009 were the result of income recognized in connection with the settlement of pending patent and trademark lawsuits. For the three months ended March 31, 2009, we recognized a $510,000 net loss generated by foreign currency transactions which is mainly attributable to an intercompany loan due to our U.S. entity from our Belgian entity which must be repaid in U.S. dollars.

 Income taxes.    We recognized an income tax benefit of $1.3 million for the three months ended March 31, 2009, representing an effective income tax rate of 48.9%, compared to an income tax benefit of $642,000 for the three months ended March 31, 2008, representing an effective income tax rate of 38.0%.  We currently expect our effective tax rate to be approximately 48.7% for the fiscal year ending December 31, 2009. The effective tax rate differs from the federal statutory rate of 35% primarily because the forecasted decrease in the U.S. and Belgian valuation allowances.

Net loss.    As a result of the above factors, we had a net loss of $1.3 million for the three months ended March 31, 2009, compared to a net loss of $1.0 million for the three months ended March 31, 2008.

Liquidity and Capital Resources

Our primary cash need is for working capital, which we generally fund with cash flow from operating activities. On December 13, 2006, the Company completed the initial public offering of its common stock pursuant to a Registration Statement (File No. 333-137046) that was declared effective by the Securities and Exchange Commission on December 7, 2006. In that offering the Company sold a total of 3,125,000 shares of common stock and selling stockholders sold 4,263,750 shares of common stock, which included 963,750 shares resulting from the exercise of the underwriters’ over-allotment option. All common stock registered under that registration statement were sold at a price to the public of $21.00 per share. The Company did not receive any proceeds from the selling stockholders’ sale of their shares.

The net proceeds to the Company from the offering were approximately $58.8 million, after deducting underwriting discounts and commissions and other expenses incurred in connection with the offering. As of March 31, 2009, we had used $8.5 million of these proceeds to repay amounts outstanding under our revolving credit facility, $27.7 million for working capital purposes ($8.5 million in December 2006 and $19.2 million during 2007), and $8.6 million in 2008 to expand our international operations. The Company intends to use the remaining proceeds to fund infrastructure improvements, working capital needs; and other general corporate purposes.

These sources of liquidity may be impacted by fluctuations in demand for our products, investments in our infrastructure and expenditures on marketing and advertising.

The table below sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Three Months Ended March 31,
	2008	2009
	(in thousands)
Cash and cash equivalents at beginning of period	$98,771	$68,446
Cash provided by (used in) operating activities	2,220	(1,991)
Cash used in investing activities	(172)	(77)
Cash provided by (used in) financing activities	6	(176)
Effect of exchange rate changes on cash and cash equivalents	13	(105)
Cash and cash equivalents at end of period	$100,838	$66,097

Cash flow from operating activities consists primarily of net loss adjusted for certain non-cash items, including depreciation and amortization, change in deferred income tax benefits, stock-based compensation expense, unrealized loss due to the effect of changes in the foreign exchange rate related to an intercompany loan due to our U.S. entity from our Belgian entity which must be repaid in U.S. dollars, and the effect of changes in operating assets and liabilities, principally including accounts receivable, inventory, income taxes, accounts payable and accrued expenses. With the exception of the impact of the foreign exchange rate impact on intercompany balances, operating cash flow is presented net of unrealized gains and losses on foreign exchange rates related to our international operations.

For the three months ended March 31, 2009, cash used in operating activities was $2.0 million compared to $2.2 million provided by operating activities for the three months ended March 31, 2008.  Cash used in operating activities for the three months ended March 31, 2009, was primarily related to a net loss of $1.3 million adjusted for non-cash items including deprecation and amortization expense of $182,000, stock-based compensation expense of $87,000, a $1.3 million change in net deferred income tax benefits, an unrealized loss of $560,000 due to the effect of changes in the foreign exchange rate related to an intercompany loan due to our U.S. entity from our Belgian entity which must be repaid in U.S. dollars and a $177,000 decrease in operating assets and liabilities.

The decrease in operating assets and liabilities was primarily due to:

•                  $640,000 decrease in accounts receivable, net of allowances. The decrease in accounts receivable was mainly due to a decrease in sales.

•                  $99,000 increase in income taxes payable/receivable.

•                  $168,000 decrease in inventory.

•                  $625,000 increase in prepaid assets due to the timing of the renewal of insurance policies resulting in an increase in prepaid insurance in the amount of $243,000.  The balance of the increase is due to timing related to other prepaid expenses and other current assets.

•                  $249,000 decrease in accrued expenses mainly due to $173,000 decrease in marketing expense related accruals, a $187,000 decrease in accrued severance,  and a $235,000 decrease in loss on purchase commitment due the settlement of this liability during the first quarter; offset by an increase in estimated credits due customers for markdown and return allowances of $212,000, a $115,000 increase in inventory received but not invoiced and a $183,000 increase in accrued taxes payable.

•                  $210,000 decrease in accounts payable mainly due to timing.

Investing activities relate primarily to investments in intangible assets and capital expenditures. Investments in intangible assets are amounts we capitalize related to our patents and trademarks. Capital expenditures are primarily related to leasehold improvements, furniture and fixtures, computer equipment, warehouse equipment and product molds and designs.  Cash used in investing activities decreased $95,000 from $172,000 for the three months ended March 31, 2008, to $77,000 for the three months ended March 31, 2009.  Cash used during the three months ended March 31, 2008 was mainly attributable to the opening of our offices in China and Belgium. Cash used during the three months ended March 31, 2009 was mainly a result of tooling costs.

Cash provided by financing activities for the three months ended March 31, 2008 resulted from stock option exercises.  Cash used in financing activities for the three months ended March 31, 2009, resulted from payments for goodwill and other intangibles assets acquired in 2008 in connection with the termination of the distributorship agreements with our former distributors in the German and French markets.

We believe that our cash flow from operating activities, together with the net proceeds from the initial public offering of our common stock, will be sufficient to meet our liquidity needs and capital expenditure requirements for at least the next 12 months.

Revolving Credit Facility — In September 2007, the Company entered into a $2,000,000 revolving credit facility with JPMorgan Chase Bank, N.A. which expires on June 30, 2009. Indebtedness under this revolving credit facility bears interest at a floating rate of interest based on either the prime rate quoted by JPMorgan Chase Bank, N.A. or an adjusted LIBOR rate. This revolving credit facility contains various restrictive covenants including (i) an obligation for the Company to maintain a tangible net worth of at least $75 million and (ii) a prohibition on the Company incurring any other indebtedness for borrowed money. The Company is also prohibited from creating or permitting any lien, encumbrances or other security interest on the Company’s accounts receivable or inventory. There have been no borrowings under this revolving credit facility. The Company does not intend to renew this revolving credit facility.

An irrevocable standby letter of credit in the amount of $50,000 was outstanding in favor of the landlord for the Company’s corporate headquarters. The landlord could draw upon this letter of credit if the Company was in default under the lease. The letter of credit expired on March 1, 2008.

Contractual Obligations and Commercial Commitments

As of March 31, 2009, there were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Vulnerability Due to Customer Concentration

For the three months ended March 31, 2009, AG Corporation (an independent distributor in Japan) and Oxylane Group (a direct retail customer in France operating under the name Decathlon Group) accounted for 16% and 14% of our total net sales, respectively.  For the three months ended March 31, 2008, Academy accounted for 14% of our total net sales. No other retail customer or independent distributor accounted for 10% or more of our net sales in any of these periods. We anticipate that our net sales may remain concentrated for the foreseeable future. If any of our significant retail customers or independent distributors decreases its purchases of our products or stops purchasing our products, our net sales and results of operations could be adversely affected.

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

Property and Equipment.     Property and equipment, including furniture and fixtures, office equipment, plant equipment, leasehold improvements, computer hardware and software are recorded at cost and this cost is depreciated over the asset’s estimated useful life. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans or changes in anticipated cash flow. When factors indicate that a long-lived asset should be evaluated for possible impairment, we review the asset or property to assess recoverability from future operations using the undiscounted pre-tax future net cash flows expected to be generated by that asset or property. Impairments are recognized in earnings to the extent that the carrying value exceeds fair value.

Goodwill and Other Intangible Assets.     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and intangible assets with indefinite lives are not amortized but are instead measured for impairment at least annually, or when events indicate that an impairment might exist. As required by SFAS 142, in impairment tests for goodwill, we compare the estimated fair value of goodwill to the carrying value over our estimate of fair value. Our estimates of fair value utilized in goodwill tests may be based upon a number of factors, including assumptions about the expected future operating performance of our reporting units. Estimates may change in future periods due to, among other things, the expected future operating performance of our reporting units. Estimates may also change in future periods as a result of, among other things, technological change, economic conditions, change to our business operations or inability to meet business plans. Such changes may result in impairment charges recorded in future periods. Any impairment charge related to goodwill would be classified as a separate line item on the consolidated statement of operations for amounts necessary to reduce the carrying value of the asset to fair value.

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

Recent Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements included in Part I, Item 1 for information regarding recently issued accounting pronouncements.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

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

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Management has conducted an evaluation, under the supervision and with the participation of the Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934) as of March 31, 2009. Based on that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2009 were effective.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

The Company, its former Chief Executive Officer, its former Chief Financial Officer, and its directors who signed the Company’s registration statement filed with the Securities and Exchange Commission in connection with our December 7, 2006 initial public offering (the “IPO”)—along with Capital Southwest Corporation, Capital Southwest Venture Corporation and the underwriters for the IPO—are defendants in a lawsuit originally filed on August 27, 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Brian Rines, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased the Company’s common stock pursuant to or traceable to the IPO registration statement. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Four similar lawsuits were also filed in September and October 2007 in the United States District

Court for the Northern District of Texas, Dallas Division, by plaintiffs Vulcan Lee, John Avila, Gerald Markey, and Robert Eiron on behalf of the same plaintiff class, making substantially similar allegations under Sections 11, 12, and 15 of the Securities Act of 1933, and seeking substantially similar damages. These lawsuits have been transferred to a single judge and have been consolidated into a single action. Lead plaintiffs and lead counsel have been appointed. An amended consolidated complaint was filed on March 11, 2008. The amended complaint alleges that the prospectus used in connection with our IPO contained misstatements of material fact or omitted to state material facts necessary in order to make the statements made not misleading relating to among other allegations, safety concerns and injuries associated with our products and their alleged impact on demand, visibility into our sales channel and competition from knockoffs, in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and requests substantially similar damages and relief as previously mentioned. On August 14, 2008, the Court denied Defendants’ motions to dismiss the amended complaint, and discovery commenced. During a mediation conducted by the Hon. Nicholas H. Politan (ret.), Plaintiffs and Defendants reached a settlement pursuant to which Defendants will pay Plaintiffs and a proposed plaintiff settlement class a total of $7.5 million, including attorneys’ fees and expenses. The Company has reached an agreement in principal with its insurers for the Company’s insurance policies to fund the majority of this settlement amount. This settlement is subject to final documentation and approval by the Court. The Company expects that the proposed settlement will be submitted to the Court for preliminary approval within the next month. If the Court preliminarily approves the settlement, notice will be provided to shareholders, who will be provided an opportunity to object to the settlement or to opt out of the proposed settlement class.

On October 3, 2007 and October 24, 2007, in the United States District Court for the Northern District of Texas, Dallas Division, Jack Freeman and Brian Mossman, respectively brought shareholders’ derivative actions, for the Company’s benefit, as nominal defendant, against the Company’s former Chief Executive Officer, the Company’s former Director of Research and Development, the Company’s former Chief Financial Officer, the Company’s former Senior Vice President and certain current and former members of the Company’s board of directors. The Company is a nominal defendant, and the complaints do not seek any damages against the Company. The complaints allege violations of Sections 11, 12(a)(2), and 14(a) of the Securities Act of 1933 and breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named defendants. The complaints seek unspecified amounts of compensatory damages, voiding the election of the director defendants, as well as interest and costs, including legal fees from the defendants. The Company is a nominal defendant, and the complaint does not seek any damages against the Company; however, the Company may have indemnification obligations to one or more of the defendants under the Company organizational documents. The derivative lawsuits have been transferred to a single judge and have been consolidated into a single derivative lawsuit. An amended consolidated complaint making substantially similar allegations and claims for damages was filed on March 14, 2008. On August 14, 2008, the Court denied Defendants’ motions to dismiss the amended complaint, and discovery commenced. During a mediation conducted by the Hon. Nicholas H. Politan (ret.), Plaintiffs and Defendants reached a settlement pursuant to which Defendants agreed to institute certain corporate governance changes at the Company and to pay plaintiffs’ counsel attorneys’ fees and expenses of $1 million. The Company has reached an agreement in principal with its insurers for the Company’s insurance policies to fund the majority of this settlement amount. This settlement is subject to final documentation and approval by the Court. The Company expects that the proposed settlement will be submitted to the Court for preliminary approval within the next month.

The Company’s insurance policies will fund the majority of the settlement amounts. The Company has agreed to contribute approximately $722,000 of this settlement amount, which was accrued for as of December 31, 2008.

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

Item 1A.      Risk Factors

There were no material changes from the risk factors previously disclosed in our Annual Report on Form10-K for the year ended December 31, 2008. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or results of operations.

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

The net proceeds to us from the offering were approximately $58.8 million, after deducting underwriting discounts and commissions and other expenses incurred in connection with the offering. As of March 31, 2009, we had used $8.5 million of these proceeds to repay amounts outstanding under our revolving credit facility and $27.7 million for working capital purposes ($8.5 million in December 2006 and $19.2 million during 2007), and $8.6 million in 2008 to expand our international operations. We intend to use the remaining proceeds to fund infrastructure improvements, working capital needs and other general corporate purposes.

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

Item 3.     Default Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.      Exhibits

Exhibit No.	Description
10.1

Severance and General Release Agreement dated as of February 10, 2009, between Donald K. Carroll and Heeling Sports Limited (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on 8-K filed on February 10, 2009).*

10.2

Letter Agreement dated as of February 9, 2009, between Michael W. Hessong and Heelys, Inc. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on February 10, 2009.)*

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

HEELYS, INC.

Date: May 15, 2009	By:	/s/ Michael W. Hessong
Michael W. Hessong
Interim Chief Executive Officer

HEELYS, INC.

Date: May 15, 2009	By:	/s/ Lisa K. Peterson
Lisa K. Peterson
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
10.1

Severance and General Release Agreement dated as of February 10, 2009, between Donald K. Carroll and Heeling Sports Limited (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on 8-K filed on February 10, 2009).*

10.2

Letter Agreement dated as of February 9, 2009, between Michael W. Hessong and Heelys, Inc. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on February 10, 2009.)*

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Michael W. Hessong, Interim Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Lisa K. Peterson, Chief Financial Officer.

32.1	Certification by Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

* Management contract or a compensatory plan or arrangement.