Form 10-Q
period 2009-06-30
Heelys, Inc.
filed 2009-08-13
CIK 1373980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of common stock	Outstanding as of August 11, 2009
Par value $00.001 per share	27,571,052

Part I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

HEELYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	December 31,	June 30,
	2008	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,446	$67,101
Accounts receivable, net of allowances of $664 and $459, respectively	6,594	6,599
Inventories	12,104	10,595
Prepaid and other current assets	831	1,484
Income tax receivable	268	121
Deferred income tax asset	3,572	6,375

Total current assets	91,815	92,275

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,352 and $1,502, respectively	1,007	1,181
PATENTS AND TRADEMARKS, net of accumulated amortization of $1,136 and $1,192, respectively	310	316
INTANGIBLE ASSETS, net of accumulated amortization of $254 and $431, respectively	1,412	1,230
GOODWILL	1,668	1,663
DEFERRED INCOME TAX ASSET	284	111

TOTAL ASSETS	$96,496	$96,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,910	$3,029
Accrued expenses	5,091	7,139
Income taxes payable	1,347	1,408

Total current liabilities	8,348	11,576

LONG TERM LIABILITIES:
Income taxes payable	442	431
Deferred income tax liability	—	59
Other long term liabilities	1,331	967

TOTAL LIABILITIES	10,121	13,033

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 75,000,000 shares authorized; 27,571,052 shares issued and outstanding as of December 31, 2008 and June 30, 2009	28	28
Additional paid-in capital	64,809	65,020
Retained earnings	21,657	18,757
Accumulated other comprehensive loss	(119)	(62)

Total stockholders’ equity	86,375	83,743

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$96,496	$96,776

See notes to condensed consolidated financial statements.

HEELYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

NET SALES	$18,211	$12,402	$31,318	$21,651
COST OF SALES	14,016	8,817	24,299	15,215

GROSS PROFIT	4,195	3,585	7,019	6,436

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling and marketing	2,203	1,691	4,805	3,267
General and administrative	2,925	2,279	5,646	5,081
Litigation settlements and related costs	248	3,051	313	3,829
Severance	—	—	693	154
Total selling, general and administrative expenses	5,376	7,021	11,457	12,331

LOSS FROM OPERATIONS	(1,181)	(3,436)	(4,438)	(5,895)

OTHER (INCOME) EXPENSE
Interest (income) expense, net	(490)	(65)	(1,303)	(133)
Other (income) expense, net	(269)	(24)	(1,024)	(361)
Exchange (gain) loss, net	(71)	(501)	(71)	9

Total other (income) expense, net	(830)	(590)	(2,398)	(485)

LOSS BEFORE INCOME TAXES	(351)	(2,846)	(2,040)	(5,410)
INCOME TAX EXPENSE (BENEFIT)	43	(1,256)	(599)	(2,510)

NET LOSS	$(394)	$(1,590)	$(1,441)	$(2,900)

LOSS PER SHARE:
Basic	$(0.01)	$(0.06)	$(0.05)	$(0.11)
Diluted	$(0.01)	$(0.06)	$(0.05)	$(0.11)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	27,193	27,571	27,134	27,571
Diluted	27,193	27,571	27,134	27,571

See notes to condensed consolidated financial statements.

HEELYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2008	2009
OPERATING ACTIVITIES:
Net Loss	$(1,441)	$(2,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	282	376
Deferred income taxes	1,536	(2,599)
Stock-based compensation awards	698	240
Unrealized loss on foreign exchange rates	—	52
Loss on disposal of property and equipment	20	—
Changes in operating assets and liabilities:
Accounts receivable	(2,627)	(23)
Inventory	(4,233)	1,447
Prepaid and other current assets	300	(651)
Accounts payable	7,873	1,170
Accrued expenses	317	2,157
Income taxes payable/receivable	(2,997)	192

Net cash used in operating activities	(272)	(539)

INVESTING ACTIVITIES:
Purchases of equipment	(307)	(325)
Increase in patents and trademarks	(35)	(61)
Acquisition of goodwill and intangibles	(1,864)	—

Net cash used in investing activities	(2,206)	(386)

FINANCING ACTIVITIES:
Payment for previously acquired goodwill and intangible assets	—	(450)
Proceeds from exercise of stock options	501	—

Net cash provided by (used in) financing activities	501	(450)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(30)	30

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,007)	(1,345)

CASH AND CASH EQUIVALENTS, beginning of period	98,771	68,446

CASH AND CASH EQUIVALENTS, end of period	$96,764	$67,101

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Previously acquired goodwill and intangible assets included in accrued expenses and other long term liabilities	$1,816	$1,096

See notes to condensed consolidated financial statements.

HEELYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                 BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

Business Description — Heelys, Inc. and its subsidiaries (the “Company” or “Heelys”) designs, markets and distributes innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. The primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth removable wheel in the heel. HEELYS are distributed primarily through retail stores in the United States and certain European countries, and international wholesale distributors.

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

Basis Of Presentation — Unaudited Condensed Interim Consolidated Financial Information — The unaudited condensed consolidated balance sheet at June 30, 2009 and December 31, 2008, the unaudited condensed consolidated statements of operations for the three and the six months ended June 30, 2009 and 2008, the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 and related footnotes have been prepared in accordance with the instructions to Form 10-Q, accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, the interim data includes all adjustments necessary for a fair statement of the results for the interim periods. Operating results for the six months ended June 30, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009. The December 31, 2008 condensed consolidated balance sheet information has been derived from the audited 2008 consolidated financial statements, but does not include all disclosures required for a complete set of financial statements in accordance with accounting principles generally accepted in the United States of America. For further information and additional significant accounting policies, please refer to our audited consolidated financial statements as of and for the year ended December 31, 2008 and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 31, 2009.

Subsequent Events — The Company has evaluated subsequent events through August 13, 2009, which is the date the Company filed this Quarterly Report on Form 10-Q with the SEC.  No material subsequent events occurred since June 30, 2009 which required recognition or disclosure except for the proposed settlements and related costs for certain legal proceedings discussed in Note 8.

Foreign Currency Translation — The U.S. dollar is the Company’s reporting currency. Assets and liabilities of foreign operations which are denominated in a functional currency other than the U.S. dollar are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange during the applicable period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders’ equity

Foreign Currency Transactions — Gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in other income and expense in the period in which they occur. The Company recognized a net gain from foreign currency transactions of $501,000 for the three months ended June 30, 2009, and a net loss of $9,000 for the six months ended June 30, 2009. For the three and the six months ended June 30, 2008, the Company recorded a net gain on foreign currency transactions of $71,000.

Cash and Cash Equivalents — Cash and cash equivalents consists of highly liquid investments with original maturity dates of three months or less when purchased. In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in inactive markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Cash and cash equivalents at June 30, 2009 include investments in the JPMorgan Prime Money Market Fund in the amount of $56.2 million. These investments are classified within Level 1 of the fair value hierarchy because they are valued using observable inputs, mainly the reported net asset value of the fund obtained from the fund manager. The following table summarizes the basis used to measure this financial asset as of June 30, 2009 (in thousands):

Fair Value Measurement Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Money market fund	$56.2	$56.2	$—	$—

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

Accounts Receivable — Accounts receivable are stated net of allowances for estimated customer returns, marketing discretionary funds and doubtful accounts of $664,000 and $459,000 at December 31, 2008 and June 30, 2009, respectively.

Recognition of Revenues — Revenues are recognized when merchandise is shipped, title passes to the customer, the customer assumes risk of loss, the collection of relevant receivables is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Title passes upon shipment or upon receipt by the customer depending on the agreement with the customer. The Company records reductions to revenue for estimated returns, including permitted returns of damaged or defective merchandise, and for all other allowances, in accordance with Emerging Issues Task Force Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product, at the time of revenue recognition. Accordingly, the Company recorded a net charge of $16,000 during the three months ended June 30, 2008, and a $33,000 net benefit for the six months ended June 30, 2008. For the three months ended June 30, 2009, the Company recognized a net benefit of $61,000 and for the six months ended June 30, 2009, a net charge of $154,000.

Advertising Costs — Advertising production costs are expensed the first time the advertisement is run. Media (TV, radio and print) placement costs are expensed in the month the advertising appears or is aired. Through cooperative advertising programs, the Company reimburses its retail customers for certain of their costs of advertising the Company’s products. The Company records these costs in selling and marketing expense at the point in time when it is obligated to its customers for the costs, which is when the related revenues are recognized. This obligation may arise prior to the related advertisement being run. Total advertising and promotion expenses were $1.0 million and $633,000 during the three months ended June 30, 2008 and 2009, respectively, and $2.8 million and $1.1 million during the six months ended June 30, 2008 and 2009, respectively.  Prepaid advertising and promotion expenses recorded in prepaid and deferred expenses totaled $49,000 and $44,000 at December 31, 2008 and June 30, 2009, respectively.

Shipping and Handling Costs — Shipping and handling costs are expensed as incurred and included in costs of sales. Shipping and handling costs included in cost of sales were $912,000 and $1.5 million during the three and the six months ended June 30, 2008. For the three and the six months ended June 30, 2009, these costs were $513,000 and $1.0 million, respectively.  Shipping and handling costs billed to customers are included in net sales in accordance with Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Handling Fees and Costs, and were $21,000 and $43,000 during the three and the six months ended June 30, 2008, respectively. For the same periods ending June 30, 2009, the costs were $10,000 and $17,000, respectively.

Insurance — The Company’s insurance retention for general liability claims is $50,000 per claim. An estimated liability is provided for current pending claims and estimated incurred-but-not-reported claims due to this retention risk. An estimated liability in the amount of $141,000 is reflected in the condensed consolidated balance sheet as an accrued expense as of December 31, 2008 and $135,000 as of June 30, 2009.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Numerator— net loss available to common stockholders	$(394)	$(1,590)	$(1,441)	$(2,900)
Denominator:
Weighted average common stock outstanding for basic earnings per share	27,193	27,571	27,134	27,571
Effect of dilutive securities:
Stock options	—	—	—	—
Adjusted weighted average common stock and assumed conversions for diluted earnings per share	27,193	27,571	27,134	27,571

Stock options to purchase approximately 1.8 million shares of common stock for the three and six months ended June 30, 2008, and stock options to purchase approximately 1.3 million and 1.5 million shares of common stock for the three and six months ended June 30, 2009, respectively, were not included in the computation of diluted loss per share because the effect of their inclusion would be anti-dilutive.

3.                 RECENT ACCOUNTING PROUNCEMENTS

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) revises the current accounting practices for business combinations. Significant changes as a result of issuance of SFAS 141(R) include a revised definition of a business, expensing of acquisition-related transaction costs, and a change in how acquirers measure consideration, identifiable assets, liabilities assumed and goodwill acquired in a business combination. SFAS 141(R) is effective for the Company on January 1, 2009, and will be applied prospectively to all business combinations subsequent to the effective date. There was no impact on the Company’s financial position, cash flows or results of operations as a result of this adoption.

In December 2007, the FASB issued Statement No. 160, Noncontrolling interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the controlling owners and the interests of noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company adopted SFAS 160 effective January 1, 2009.  There was no impact on the Company’s financial position, cash flows or results of operations as a result of this adoption.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how instruments and the related hedged items are accounted for under SFAS 133 and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 effective January 1, 2009.  There was no impact on the Company’s financial position, cash flows or results of operations as a result of this adoption.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the deemed useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company adopted FSP 142-3 effective January 1, 2009.  There was no impact on the Company’s financial position, cash flows or results of operations as a result of this adoption.

In June 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”). SFAS 165 incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. SFAS 165 does not change the requirements of reporting or disclosing subsequent events, it adds the requirement to disclose the date through which subsequent events were evaluated.  The date should correspond with either the date the financial statements were available to be issued or as of the issue date. SFAS 165 is effective for all interim and annual periods ending after June 15, 2009. The Statement does not have any impact on the Company’s financial position, cash flows or results of operations.

4.            SIGNIFICANT CUSTOMERS

Customers of the Company consist of retail stores in the U.S. and certain European countries, and international wholesale distributors. The customers, individually or considered as a group under common ownership, which accounted for greater than 10% of accounts receivable or 10% of net sales during the periods reflected were as follows:

			Net Sales		Net Sales
	Accounts Receivable		Three Months Ended		Six Months Ended
	December 31,	June 30,	June 30,		June 30,
	2008	2009	2008	2009	2008	2009
Oxylane Group	9%	20%	2%	10%	1%	12%
AG Corporation	4	11	5	12	5	14
Customer A	9	14	9	8	6	5
Customer B	11	2	3	1	3	1
Customer C	9	—	10	—	7	—

Oxylane Group is a French sporting goods retail chain operating under the name Decathlon. AG Corporation is the Company’s independent distributor in Japan.

5.            INTANGIBLE ASSETS AND GOODWILL

Intangible assets included the following (in thousands):

	December 31,	Effect of	June 30,
	2008	exchange rate (1)	2009
Amortized intangible assets:
Customer lists	$1,433	$(5)	$1,428
Accumulated amortization	(204)		(346)
Customer lists - net	1,229		1,082

Non-compete agreements	233		233
Accumulated amortization	(50)		(85)
Non-compete agreements - net	183		148

Total	$1,412		$1,230

Amortization expense related to non-compete agreements and customer lists was $47,000 and $88,000 in the three months ended June 30, 2008 and June 30, 2009, respectively, and $47,000 and $224,000 for the six months ended June 30, 2008 and June 30, 2009, respectively. Amortization expense from 2009 through 2013 is expected to be $357,000, $327,000, $318,000, $318,000, and $92,000, respectively. Non-compete agreements are amortized over 2 to 5 years, and customer lists are amortized over 5 years.

Goodwill included the following (in thousands):

	December 31,	Effect of	June 30,
	2008	exchange rate (1)	2009

Goodwill	$1,668	$(5)	$1,663

(1) The U.S. dollar is the Company’s reporting currency. Assets and liabilities of foreign operations which are denominated in a functional currency other than the U.S. dollar are translated at the rate of exchange during the applicable period. Customer lists and goodwill are intangible assets of the Company’s Belgian subsidiary whose functional currency is the Euro. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders’ equity. The effect of the exchange rate on translated accumulated amortization balances is immaterial.

6.                 ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	December 31,	June 30,
	2008	2009
Professional fees	$579	$246
Litigation settlements and related costs (see Note 8)	1,046	4,092
Payments due - termination of distributorship agreements (see Note 8)	624	525
Accrued taxes payable	283	435
Credits due customers in excess of amounts owed	520	325
Estimated credits due customers for markdown and return allowances in excess of amounts owed	134	177
Payroll and payroll related costs	428	390
Customer prepayments	91	282
Accrued severance	304	54
Marketing costs	218	69
Loss on purchase commitments	235	—
Other	629	544
Total accrued expenses	$5,091	$7,139

The Company has reached proposed settlements with regards to the class action lawsuit, the shareholders’ derivative lawsuit and the lawsuit filed by  individual shareholder Carl Dick described further in Note 8. The Company’s insurance policies are expected to fund the majority of the settlement amounts and related legal defense costs. The Company has accrued approximately $3.6 million of these settlement amounts as of June 30, 2009. The Company reached an agreement with its insurance carriers that the Company will pay related litigation costs  incurred subsequent to April 1, 2009, with partial reimbursement from its insurance carriers. Accordingly, the Company recognized a receivable of $417,000 at June 30, 2009.

During fiscal year 2008, the Company agreed to purchase a portion of the business operations, certain assets, and retain employees on a contractual basis of two of its former distributors in Germany and France (discussed more fully in Note 8). The primary assets acquired as a result of these agreements were the customer lists and goodwill. In addition, both of these former distributors agreed to not compete with the Company for a limited period of time. The fair value of the acquired assets was based upon the amount at which the assets could be bought or sold in a current transaction between willing parties. As a result, the Company recorded goodwill and intangibles (including acquired customer relationships and non-compete agreements) in the amount of $3.7 million (2.4 million Euros). As of June 30, 2009, the Company paid $2.4 million (1.6 million Euros) for these acquired assets with the balance of $1.1 million (768,000 Euros) to be paid out over time in accordance with the terms of the agreements; $139,000 is recorded as a current liability and is reflected in the table above and $956,000 is recorded as a non-current liability. Additionally, as of December 31, 2008 and June 30, 2009, the Company owed these distributors amounts related to unshipped orders and consulting services. The Company records a liability, related to unshipped orders, when the order is fulfilled (shipped). This liability is paid on or before the end of the month following receipt of payment by the customer. Liabilities for consulting services are recorded monthly as the consulting services are performed. As of December 31, 2008 and June 30, 2009, a liability has been recorded related to unshipped orders and consulting services in the amount of $378,000 and $386,000, respectively and is reflected in the table above. Payments to these former distributors are to be made in Euros. The U.S. dollar equivalent of the amounts owed as of December 31, 2008 and June 30, 2009 have been calculated using the spot exchange rate as of those dates.

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

The table below sets forth the significant components and activity under this Severance Agreement (in thousands):

	December 31, 2008	Charges	Cash Payments	June 30, 2009
Severance	$300	$—	$(300)	$—
Health and life insurance	4	—	(4)	—
Total	$304	$—	$(304)	$—

The Company’s former CEO agreed to perform certain consulting services for the Company for one year with no additional monetary compensation. During the term of this consulting relationship, options granted to the former CEO continued to vest in accordance with the

Heelys, Inc. 2006 Stock Incentive Plan. On February 1, 2008, the Company recognized $207,000 in stock-based compensation expense, which is 100% of the related stock-based compensation for those stock options that were expected to vest during the term of the consulting arrangement. This expense was recognized in the first quarter and is included in severance costs in the condensed consolidated statement of operations for the six months ended June 30, 2008.

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

Under the SGR Agreement, the former CEO is entitled to receive approximately $150,000, payable in twelve semi-monthly installments of approximately $12,500 over a six month period beginning on the first payroll period date after the date of the SGR Agreement and up to six months of reimbursements for health insurance.

The table below sets forth the significant components and activity under this SGR Agreement (in thousands):

	December 31, 2008	Charges	Cash Payments	June 30, 2009
Severance	$—	$150	$(100)	$50
Health insurance	—	4	—	4
Total	$—	$154	$(100)	$54

This expense was recognized in the first quarter of 2009, and is included in severance costs in the condensed consolidated statement of operations for the six months ended June 30, 2009.

7.              DEBT

Revolving Credit Facility — In September 2007, the Company entered into a $2.0 million revolving credit facility with JPMorgan Chase Bank, N.A. which expired June 30, 2009. Indebtedness under this revolving credit facility incurred interest at a floating rate of interest based on either the prime rate quoted by JPMorgan Chase Bank, N.A. or an adjusted LIBOR rate. This revolving credit facility contained various restrictive covenants including (i) an obligation for the Company to maintain a tangible net worth of at least $75 million and (ii) a prohibition on the Company incurring any other indebtedness for borrowed money. The Company was also prohibited from creating or permitting any lien, encumbrances or other security interest on the Company’s accounts receivable or inventory. No borrowings were made under this revolving credit facility and the facility was not renewed.

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

On October 29, 2007, the Company signed an operating lease for office space in Qingdao, China. This lease expired December 1, 2008 but included two one-year extension options. On December 1, 2008, the Company exercised its right to renew this lease for one year. The information in the table below does not include the remaining one-year extension option. Payments under this lease agreement are made in the Chinese Yuan Renminbi. Future minimum payments, included in the table below, have been estimated using the spot rate as of June 30, 2009.

Effective May 1, 2008, Heeling Sports EMEA entered into an operating lease for office space in Brussels, Belgium for nine years with the option to terminate the lease at the end of each three year period. The information in the table below assumes that this lease will not be renewed after the initial three year period. Payments under this lease agreement are made in Euros. Future minimum payments, included in the table below, have been estimated using the spot rate as of June 30, 2009.

Effective April 1, 2008, Heeling Sports EMEA entered into an operating lease for office space in Munich, Germany for three years with an automatic renewal at the end of the initial three year lease unless six months notice is provided. The information in the table below does not include lease extensions. Payments under this lease agreement are made in Euros. Future minimum payments, included in the table below, have been estimated using the spot rate as of June 30, 2009.

Effective May 1, 2008, Heeling Sports EMEA entered into an operating lease for office space in Annecy, France for nine years with the option to terminate the lease at the end of each three year period. The information in the table below assumes that this lease will not be renewed after the initial three year period. Payments under this lease agreement are made in Euros. Future minimum payments, included in the table below, have been estimated using the spot rate as of June 30, 2009.

Future minimum rental payments under these agreements are as follows (in thousands):

Years Ending December 31,
2009	$328
2010	297
2011	239
2012	210
2013	210
Thereafter	337
$1,621

Rent expense was $162,000 and $345,000 for the three and the six months ended June 30, 2008, and $183,000 and $357,000 for the three and the six months ended June 30, 2009, respectively.

Third-Party Distribution Facilities (California) — On August 1, 2007, the Company entered into an agreement with a third-party distribution facility in San Pedro, California. The Company paid a fixed storage fee for approximately 16,000 square feet of dedicated floor space. Additionally, the Company paid this third-party distributor fees and charges for services including handling, transactional storage and processing. These fees and charges were activity based and therefore fluctuated. The Company expensed $132,000 and $396,000 related to this third-party distribution facility during the three and the six months ended June 30, 2008. These costs are included in cost of sales. This agreement expired on July 31, 2008 and the Company continued to lease floor space at, and used the services of, this third-party distribution facility on a month-to-month basis through November 2008.

Third-Party Distribution Facilities (Belgium) — The Company uses a third-party distribution facility in Belgium. The Company pays this third-party distributor fees and charges for services including handling, processing and packing materials. These fees and charges are activity-based and, therefore, fluctuate and as a result related future obligations cannot be quantified. This agreement is for one year term with automatic one year renewal terms. The Company expensed $362,000 and $482,000 related to this third-party distribution facility during the three and the six months ended June 30, 2008, and $303,000 and $633,000 for the three and the six months ended June 30, 2009, respectively. These costs are included in cost of sales.

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

Effective March 31, 2008, the Company entered into agreements to terminate its arrangement regarding the distribution of Heelys-branded footwear and products in Germany and Austria, allowing the Company, through its Belgian subsidiary, to market its products directly in such countries. This included a Termination Agreement (the “Termination Agreement”) among the Company, The Territory Distribution GmbH (the “Distributor”), and Achim Lippoth, the sole owner of the Distributor (“Lippoth”), pursuant to which, among other things, a prior Distributor Agreement between the Company and the Distributor was terminated, the Company agreed to purchase from the Distributor all of the Distributor’s inventory of unsold Heelys products and other specified assets for the Distributor’s cost, all of the unshipped orders for Heelys products on the Distributor’s order book as of  March 31, 2008 for a price equal to the Distributor’s net wholesale margin on such unshipped orders (which is to be paid on or before the end of the month following the Company’s receipt of payment for the Heelys products shipped in response to such unshipped orders), and the Distributor and Lippoth agreed, until March 31, 2010, not to compete with the Company relating to the Company’s products anywhere in the world. In connection with the Termination Agreement the Company’s Belgian subsidiary entered into two consulting agreements, one with The Sansean Group Limited (“Sansean”), and one with Lippoth, pursuant to which, among other things, Sansean and Lippoth agreed to perform certain consulting services and the Company’s Belgian subsidiary agreed to pay Sansean and Lippoth consulting fees as set forth in their respective consulting agreements. Payments under these agreements are to be made in Euros.

Effective April 30, 2008, the Company entered into agreements to terminate its current arrangement regarding the distribution of Heelys-branded footwear and products in France, Monaco and Andorra, allowing the Company, through its Belgian subsidiary, to market its products directly in such countries. This included a Termination Agreement (the “Termination Agreement”) among the Company, Trotwood Import/Export (the “Distributor”), Trotwood Investments Ltd., the sole owner of the Distributor (“TIL”), and David Stanley (“D. Stanley”) and Margarete Stanley (“M. Stanley”), pursuant to which, among other things, a prior International Distributor Agreement between the Company and the Distributor was terminated, the Company agreed to purchase from the Distributor all of the Distributor’s inventory of unsold Heelys products for the Distributor’s cost of such products, the Distributor’s order books relating to Heelys products at the value on Distributor’s books and certain other incidental assets of the Distributor related to its distribution operations as described in the Termination Agreement (the

Company agreed to pay Distributor for such items on or before May 16, 2008), the Company agreed to purchase from the Distributor all of the unshipped orders for Heelys products on the Distributor’s order book as of April 30, 2008 that are not novated to the Company or one of its affiliates for a price equal to the Distributor’s net wholesale margin on such unshipped orders (which is to be paid on or before the end of the month following the Company’s receipt of payment for the Heelys products shipped in response to such unshipped orders). In addition, the Distributor, TIL, D. Stanley and M. Stanley agreed, until April 30, 2012, not to compete with the Company relating to the Company’s products anywhere in the world, and the Company agreed to pay Distributor an additional amount set forth in the Termination Agreement for each pair of Heelys branded footwear sold by the Company or its affiliates in France, Monaco and Andorra. In connection with the Termination Agreement, the Company’s Belgian subsidiary entered into a Consulting Agreement with TIL pursuant to which, among other things, TIL agreed to perform certain consulting services and the Company’s Belgian subsidiary agreed to pay TIL consulting fees as set forth in such consulting agreement. Payments under these agreements are to be made in Euros.

The primary assets acquired as a result of the termination of these distributorship agreements were the customer lists and goodwill. In addition, both of these former distributors agreed to not compete with the Company for a limited period of time. The fair value of the acquired assets was based upon the amount at which the assets could be bought or sold in a current transaction between willing parties. As a result, the Company recorded goodwill and intangibles (including acquired customer relationships and non-compete agreements) in the amount of $3.7 million (2.4 million Euros). As of June 30, 2009, the Company paid $2.4 million (1.6 million Euros) for these acquired assets with the balance of $1.1 million (768,000 Euros) to be paid out over time in accordance with the terms of the agreements. Additionally, as of December 31, 2008 and June 30, 2009, the Company owed these distributors amounts related to unshipped orders and consulting services. The Company records a liability, related to unshipped orders, when the order is fulfilled (shipped). This liability is paid on or before the end of the month following receipt of payment by the customer. Liabilities for consulting services are recorded monthly as the consulting services are performed. As of December 31, 2008 and June 30, 2009, a liability has been recorded related to unshipped orders and consulting services in the amount of $378,000 and $386,000, respectively. As of June 30, 2009, the Company estimates that payments for unshipped orders of $140,000 (100,000 Euros) will be made if all potential orders are shipped as provided per the terms of the agreements.  The U.S. dollar equivalent of future payments have been estimated using the spot rate as of June 30, 2009.

Purchase Commitments — The Company had open purchase commitments of $4.5 million and $3.7 million related to inventories that were still being held by the manufacturers at December 31, 2008 and June 30, 2009, respectively.

Legal Proceedings — The Company, its former Chief Executive Officer, its former Chief Financial Officer, and its directors who signed the Company’s registration statement filed with the Securities and Exchange Commission in connection with the Company’s December 7, 2006 initial public offering (the “IPO”)—along with Capital Southwest Corporation, Capital Southwest Venture Corporation and the underwriters for the IPO—are defendants in a lawsuit originally filed on August 27, 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Brian Rines, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased the Company’s common stock pursuant to or traceable to the IPO registration statement. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Four similar lawsuits were also filed in September and October 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Vulcan Lee, John Avila, Gerald Markey, and Robert Eiron on behalf of the same plaintiff class, making substantially similar allegations under Sections 11, 12, and 15 of the Securities Act of 1933, and seeking substantially similar damages. These lawsuits were transferred to a single judge and were consolidated into a single action. Lead plaintiffs and lead counsel were appointed. An amended consolidated complaint was filed on March 11, 2008. The amended complaint alleges that the prospectus used in connection with the Company’s IPO contained misstatements of material fact or omitted to state material facts necessary in order to make the statements made not misleading relating to among other allegations, safety concerns and injuries associated with the Company’s products and their alleged impact on demand, visibility into the Company’s sales channel and competition from knockoffs, in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and requests substantially similar damages and relief as previously mentioned. On August 14, 2008, the Court denied Defendants’ motions to dismiss the amended complaint, and discovery commenced. During a mediation conducted by the Hon. Nicholas H. Politan (ret.), Plaintiffs and Defendants reached a settlement pursuant to which Defendants will pay Plaintiffs and a proposed plaintiff settlement class a total of $7.5 million, including attorneys’ fees and expenses. The Company has also  reached an agreement with its insurers for the Company’s insurance policies to fund the majority of this settlement amount. On July 31, 2009, the Court preliminarily approved the settlement and scheduled a final fairness hearing for November 17, 2009 to consider final approval of the settlement.  Prior to the final fairness hearing, notice of the settlement will be provided to shareholders, who will be provided an opportunity to object to the settlement or to opt out of the proposed settlement class.

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

however, the Company may have indemnification obligations to one or more of the defendants under the Company organizational documents. The derivative lawsuits have been transferred to a single judge and have been consolidated into a single derivative lawsuit. An amended consolidated complaint making substantially similar allegations and claims for damages was filed on March 14, 2008. On August 14, 2008, the Court denied Defendants’ motions to dismiss the amended complaint, and discovery commenced. During a mediation conducted by the Hon. Nicholas H. Politan (ret.), Plaintiffs and Defendants reached a settlement pursuant to which Defendants agreed to institute certain corporate governance changes at the Company and to pay plaintiffs’ counsel attorneys’ fees and expenses of $1.0 million. The Company also reached an agreement with its insurers for the Company’s insurance policies to fund the majority of this settlement amount. On July 31, 2009, the Court preliminarily approved the settlement and scheduled a final fairness hearing for November 17, 2009 to consider final approval of the settlement. Prior to the final fairness hearing, notice of the settlement will be provided to shareholders, who will be provided an opportunity to object to the settlement.

The Company, its former Chief Executive Officer, its former Chief Financial Officer, and its directors who signed the Company’s registration statement filed with the Securities and Exchange Commission in connection with our December 7, 2006 initial public offering (the “IPO”)—along with Capital Southwest Corporation, Capital Southwest Venture Corporation and the underwriters for the IPO—are defendants in a lawsuit originally filed on May 16, 2008 by individual shareholder Carl Dick in the County Court of Law No. 1, Dallas County, Texas. This lawsuit asserts claims that are substantially similar to those asserted in the consolidated class action described above. Plaintiff alleges that he purchased over 600,000 shares of Heelys for approximately $17.4 million. Plaintiff claims to have sold his stock for a loss of approximately $11 million, which he seeks to recover plus interest, costs, and attorney fees. Plaintiff’s second amended petition alleges violations of Sections 11 and 15 of the Securities Act of 1933, Sections 33(A), (C), and (F) of the Texas Securities Act, and Section 27.01 of the Texas Business and Commerce Code. Defendants withdrew their previously-filed special exceptions to Plaintiff’s petition seeking to have all claims dismissed. Plaintiff and Defendants have agreed to settle this case for $5.3 million.  The Company expects that its insurance policies will fund approximately $2.4 million of this amount, and the Company will fund the remainder.  The settlement is subject to final documentation.

The proceedings in both the federal and state courts have reached proposed settlements for which the Company’s insurance policies will fund the majority of the settlement amounts and related legal defense costs. The Company has accrued approximately $3.6 million of these settlement amounts as of June 30, 2009. In addition, the Company reached an agreement with its insurance carriers that the Company would pay a portion of the professional fees incurred subsequent to April 1, 2009. Per the agreement, the Company has agreed to pay the costs and then receive partial reimbursement from its insurance carriers. Accordingly, the Company recognized a receivable of $417,000 at June 30, 2009. These proposed settlements are subject to final documentation and approval by the courts.

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

9.              INCOME TAXES

The Company recognized an income tax benefit of approximately $2.5 million for the six months ended June 30, 2009, representing an effective income tax rate of 46.6% compared to an income tax benefit of $599,000 for the six months ended June 30, 2008, representing an effective income tax rate of 29.4%.  The difference between the effective tax rate and the federal statutory rate of 35% is due mostly to the forecasted decrease in the valuation allowance in the U.S., France and Germany. The U.S. valuation allowance is expected to decrease due to projected reductions in nondeductible reserves and accruals combined with the projected increase in the Heeling Sports EMEA SPRL deferred tax liability related to unremitted earnings. The valuation allowance against the French and German net deferred tax assets is expected to decrease as a result of projected earnings before tax that will utilize the French and German net operating loss carryforwards and other deferred tax assets.

During the quarter ended June 30, 2009, the Company settled the federal income tax examination related to the year ended December 31, 2006 and received the full expected refund during the second quarter. As a result of this settlement, the Company considers the tax years 2005 and 2006 to be effectively settled despite the federal statute of limitations remaining open on these years. However, the tax years 2007 and 2008 are not considered to be effectively settled and remain subject to examination by the taxing authorities.  There are no income tax examinations currently in process.

As of December 31, 2008, the Company recorded gross unrecognized tax benefits of approximately $1.2 million as well as approximately $528,000 of accrued interest and penalties associated with those unrecognized tax benefits. In addition, the Company believed it was reasonably possible that the unrecognized tax benefits would decrease in the next twelve months by approximately $920,000 as a result of pursuing possible settlement alternatives.

As of June 30, 2009, there have been no material changes in the Company’s gross unrecognized tax benefits or accrued interest and penalties. The Company continues to believe that it is reasonably possible that the unrecognized tax benefits will decrease by approximately $920,000 by December 31, 2009 as a result of pursuing possible settlement alternatives.

The Company classifies interest and penalties related to unrecognized tax benefits as interest expense and general and administrative expense, respectively.

10.            STOCKHOLDERS’ EQUITY

During the three and the six months ended June 30, 2009, additional paid-in capital increased by $154,000 and $241,000 primarily as a result of the recording of non-cash stock-based compensation expense. Offset by $29,000 adjustment to deferred income tax asset as a result of the impact of vested stock options that expired unexercised.

11.            LITIGATION SETTLEMENT

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

Pursuant to the Settlement Agreement, HSL and Elan-Polo agreed to, among other things, settle the Lawsuit and release any claims against the other party, Elan-Polo acknowledged the validity and enforceability of HSL’s patents, agreed not to contest the validity of such patents, and agreed not to seek any patent rights with respect to the Two-Wheel Shoe Skates that were the subject matter of the Company’s infringement claims. Elan-Polo agreed to cease use of the “Spinners” logo and to never use any of HSL’s trademarks, including marks such as HEELYS, HEELIES, WHEELIES, WHEELYS, or any mark or logo that may be confusingly similar to any of HSL’s or the Company’s trademarks. Elan-Polo represented to HSL that 1,210,000 pairs of Two-Wheel Shoe Skates were manufactured on behalf of Elan-Polo in 2007, and that those were the only wheeled footwear that Elan-Polo had manufactured. Elan-Polo agreed to pay the Company an aggregate of $1,400,000 in connection with settling the Lawsuit, and such payments are to be made, as follows: $750,000 upon execution of the Settlement Agreement, $250,000 in June of 2008; $250,000 in February of 2009; and $150,000 in February of 2010. In addition, if HSL and Elan-Polo agree to extend the Technology License Agreement, which was entered into in connection with the Settlement Agreement, for a fourth year, then Elan-Polo is required to pay HSL another $150,000. Elan-Polo further agreed to indemnify, defend and hold harmless HSL and the Company against certain claims, losses and expenses.

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

The Company recognized $250,000 and $1.0 million of income related to the Settlement Agreement during the three and six months ended June 30, 2008. The Company recognized no additional income for the three months ended June 30, 2009 and a total of $250,000 for the six months ended June 30, 2009. This income is reported in other income. As of June 30, 2009, the Company has not recognized any royalties in connection with the Technology License Agreement.

12.       SEGMENT REPORTING

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

	Three Months Ended June 30, 2008
	(in thousands)
	Domestic	International	Unallocated	Consolidated
Net Sales	$8,207	$10,004	$—	$18,211
Cost of Sales	6,782	7,234	—	14,016
Gross Profit	1,425	2,770	—	4,195
Selling, General and Administrative Expenses	3,256	1,289	831	5,376
(Loss) Income from Operations	(1,831)	1,481	(831)	(1,181)
Other (Income) Expense, net	(375)	(67)	(388)	(830)
(Loss) Income Before Income Taxes	(1,456)	1,548	(443)	(351)
Income Tax (Benefit) Expense	(172)	215	—	43
Net (Loss) Income	$(1,284)	$1,333	$(443)	$(394)

	Three Months Ended June 30, 2009
	(in thousands)
	Domestic	International	Unallocated	Consolidated
Net Sales	$4,938	$7,464	$—	$12,402
Cost of Sales	4,032	4,785	—	8,817
Gross Profit	906	2,679	—	3,585
Selling, General and Administrative Expenses	1,984	1,628	3,409	7,021
(Loss) Income from Operations	(1,078)	1,051	(3,409)	(3,436)
Other (Income) Expense, net	(15)	(507)	(68)	(590)
(Loss) Income Before Income Taxes	(1,063)	1,558	(3,341)	(2,846)
Income Tax (Benefit) Expense	(1,437)	181	—	(1,256)
Net Income (Loss)	$374	$1,377	$(3,341)	$(1,590)

	Six Months Ended June 30, 2008
	(in thousands)
	Domestic	International	Unallocated	Consolidated
Net Sales	$13,693	$17,625	$—	$31,318
Cost of Sales	11,700	12,599	—	24,299
Gross Profit	1,993	5,026	—	7,019
Selling, General and Administrative Expenses	7,935	1,961	1,561	11,457
(Loss) Income from Operations	(5,942)	3,065	(1,561)	(4,438)
Other (Income) Expense, net	(1,320)	(67)	(1,011)	(2,398)
(Loss) Income Before Income Taxes	(4,622)	3,132	(550)	(2,040)
Income Tax (Benefit) Expense	(814)	215	—	(599)
Net (Loss) Income	$(3,808)	$2,917	$(550)	$(1,441)

	Six Months Ended June 30, 2009
	(in thousands)
	Domestic	International	Unallocated	Consolidated
Net Sales	$7,433	$14,218	$—	$21,651
Cost of Sales	6,575	8,640	—	15,215
Gross Profit	858	5,578	—	6,436
Selling, General and Administrative Expenses	4,092	3,073	5,166	12,331
(Loss) Income from Operations	(3,234)	2,505	(5,166)	(5,895)
Other (Income) Expense, net	(363)	23	(145)	(485)
(Loss) Income Before Income Taxes	(2,871)	2,482	(5,021)	(5,410)
Income Tax (Benefit) Expense	(2,756)	246	—	(2,510)
Net (Loss) Income	$(115)	$2,236	$(5,021)	$(2,900)

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

13.       COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income for the three and the six months ended June 30, 2008 and 2009 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Net loss	$(394)	$(1,590)	$(1,441)	$(2,900)
(Loss) Gain on foreign currency translation	(14)	(6)	—	57
Comprehensive (loss) income, net	$(408)	$(1,596)	$(1,441)	$(2,843)

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

Overview

We are a designer, marketer and distributor of innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. Our primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS-wheeled footwear allows the user to seamlessly transition from walking or running to rolling by shifting weight to the heel. Users can transform HEELYS-wheeled footwear into street footwear by removing the wheel. For the six months ended June 30, 2008, approximately 98% of our net sales were derived from the sale of our HEELYS-wheeled footwear. For the six months ended June 30, 2009, 96% of our net sales were derived from the sale of our HEELYS-wheeled footwear. The remainder of our net sales was derived from the sale of non-wheeled footwear and branded accessories, such as replacement wheels, helmets and other protective gear.

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

Recent Developments

During 2008, we worked with our domestic retailers in order to lower their inventory levels and stabilize retail prices. The retailers were cautious in placing future orders and looked to us to carry more on-hand inventory. In the first, second and third quarters of 2008, we experienced sequential improvement in net sales and gross margin. In the fourth quarter of 2008, the slowdown in consumer spending and the highly promotional environment resulted in reduced sales and gross margins. As a result, we recorded inventory reserves to reduce certain styles of our inventory to the lower of cost or market.

We sold a significant portion of the discounted inventory to domestic retailers in the first half of 2009 which resulted in lower gross margins. We continue to evaluate our on-hand inventory, both domestically and internationally, as well as the inventory levels in the retail channel. In the first half of 2009, we recorded additional reserves to reduce certain styles of our inventory to the lower of cost or market. Our gross margins will continue to be negatively impacted until we reach optimal inventory levels on hand, at our retail customers and at our international distributors.

With the passage of the Consumer Product Safety Improvement Act of 2008, or “CPSIA,” there are new requirements mandated for the textiles and apparel industries. These mandates relate to all products marketed to children 12 years of age and under. Among other requirements, the Consumer Product Safety Commission, or “CPSC,” requires certification and testing of lead paint levels as applied to certain products, along with testing of the lead content of the product as a whole. We have engaged an accredited third party testing service to ensure compliance with all CPSIA requirements and to meet further product safety goals.

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

Domestically, our products can be found in full-line sporting goods retailers, specialty apparel and footwear retailers, select department stores, family footwear stores and select online retailers. For the six months ended June 30, 2008 and June 30, 2009, 43.7% and 34.3% of our total net sales were derived from domestic retail customers, respectively.

Historically, our products have been sold internationally through independent distributors with exclusive rights to specified international territories. During the first quarter of 2008, our Belgian subsidiary opened an office in Belgium to focus on expanding our international opportunities by working more closely with our distributors, establishing relationships with distributors in new international markets and, in select markets, selling our products direct to retail customers. Effective as of March 31, 2008 and April 30, 2008, respectively, we entered into agreements with our distributor in Germany and Austria and our distributor in France, Monaco and Andorra whereby we terminated their rights to distribute our products in their specified territories. Our Belgian subsidiary took over the distribution of our products in Germany and Austria effective April 1, 2008 and in France, Monaco and Andorra effective May 1, 2008. Additionally, effective April 1, 2008, our subsidiary in Belgium became responsible for sales to our independent distributors in EMEA (Europe, Middle East and Africa). Sales to our customers in Germany, Austria, France, Monaco and Andorra are denominated in Euros. Sales to our independent distributors in other countries are denominated in U.S. dollars. Payments are required to be made in the same currency as invoiced. For the six months ended June 30, 2008 and June 30, 2009, respectively, 56.3% and 65.7% of our total net sales were derived from sales to our independent distributors in both EMEA and non-EMEA territories and direct sales to our retail customers in the German and French markets.

No country, other than the United States, France, Germany, and Japan accounted for 10% or more of our net sales for the three or the six months ended June 30, 2009.

Cost of Sales and Gross Profit

Cost of sales consists primarily of the cost to purchase finished products from our independent manufacturers. Cost of sales also includes inbound and outbound freight, warehousing expenses, tooling depreciation, inventory reserves for shrinkage and write-downs, costs associated with operating our representative office in China and, until 2008, commissions paid to our independent sourcing agent. We source all of our products from manufacturers located in China. Our product costs are largely driven by the prices we negotiate with our independent manufacturers. Each season, we negotiate a unit price for each model of HEELYS-wheeled footwear. Factors that influence these prices include raw materials and labor costs and foreign exchange rates. We believe that our sourcing model allows us to minimize our capital investment, retain the production flexibility, cost-effectiveness and scalability inherent in the use of independent manufacturers and focus our resources on developing new products and enhancing our HEELYS brand image.

Through December 31, 2007, we paid an independent sourcing agent a commission equal to a specified percentage of our per unit cost, with the percentage decreasing when our annual purchases exceeded a predetermined unit volume threshold. In January 2008, we terminated our consulting agreement with this independent sourcing agent and opened a representative office in Qingdao, China. This office serves multiple sourcing functions including quality control, price negotiation, logistics and product development. We believe our Qingdao office will help us improve our research and development efforts, enhance communication between us and our distribution and manufacturing partners and give us more direct control over the manufacturing and sourcing process.

When demand for our products decreases, we may elect to discount our products to reduce our inventory, which causes our gross profit as a percentage of net sales, or gross margin, to decline. Our gross margin is affected by our sourcing and distribution costs, our product mix and our ability to avoid excess inventory by accurately forecasting demand for our products. The unit prices that we charge our domestic and international retail customers are generally higher than what we charge our independent distributors for similar products, because our independent distributors are responsible for distribution and marketing costs relating to our products.

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

Income Taxes

We operate through Heeling Sports Limited, a Texas limited partnership, and as such we are subject to Texas franchise taxes on gross margin sourced to the State of Texas. In addition, the Company is subject to income taxes in certain other states as a result of business activities being performed in those states. In February 2008, the Company formed a subsidiary in Belgium, with branch offices in Germany and France, to function as the headquarters for European operations. As a result, we are subject to tax in Belgium, Germany and France so long as we have operations in these jurisdictions. Increased activities in foreign jurisdictions or the formation of additional foreign subsidiaries could cause us to be liable for income taxes in additional jurisdictions. The difference between our effective tax rate and the federal statutory rate of 35% is mostly due to changes in valuation allowances on deferred tax assets in the U.S., France and Germany.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.0	71.1	77.6	70.3

Gross profit	23.0	28.9	22.4	29.7

Selling, general and administrative expenses
Selling and marketing	12.1	13.6	15.4	15.1
General and administrative	16.1	18.4	18.0	23.5
Litigation settlements and related costs	1.4	24.6	1.0	17.7
Severance	—	—	2.2	0.7
Total selling, general and administrative expenses	29.6	56.6	36.6	57.0

Loss from operations	(6.6)	(27.7)	(14.2)	(27.3)

Other (income) expense, net	(4.6)	(4.8)	(7.7)	(2.2)

Loss before income taxes	(2.0)	(22.9)	(6.5)	(25.1)
Income tax expense (benefit)	0.3	(10.1)	(1.9)	(11.6)

Net loss	(2.3)%	(12.8)%	(4.6)%	(13.5)%

Comparison of the Three Months Ended June 30, 2009 and Three Months Ended June 30, 2008

Net sales.    Net sales decreased $5.8 million, or 31.9%, to $12.4 million for the three months ended June 30, 2009, from $18.2 million for the three months ended June 30, 2008. This decrease was the result of lower unit sales of our HEELYS-wheeled footwear, which decreased by 186,000 pairs, or 27.8%, to 483,000 pairs for the three months ended June 30, 2009, from 669,000 pairs for the three months ended June 30, 2008.  Additionally, during the three months ended June 30, 2009, our average sales price per unit decreased as a result of the sale of certain of our older styles at discounted prices.

Domestically, our net sales decreased $3.3 million, or 39.8%, to $4.9 million for the three months ended June 30, 2009, from $8.2 million for the three months ended June 30, 2008. This decrease was the result of lower unit sales of our HEELYS-wheeled footwear which decreased by 125,000 pairs, or 36.3%, to 219,000 pairs for the three months ended June 30, 2009, from 344,000 pairs for the three months ended June 30, 2008. Additionally, during the three months ended June 30, 2009, our average sales price per unit decreased as a result of the sale of certain of our older styles at lower prices to a discount retailer. We believe the decrease in unit sales may be attributable to the high inventory positions at certain of our domestic accounts as they experience decreased sales due to the overall economic slowdown. As a result, retailers have been reluctant to place significant orders until their current inventory levels are reduced to targeted levels.

Internationally our net sales decreased $2.5 million, or 25.4%, to $7.5 million for the three months ended June 30, 2009, compared to $10.0 million for the three months ended June 30, 2008. This decrease was primarily the result of lower unit sales of our HEELYS-wheeled footwear, which decreased by 61,000 pairs, or 18.8%, to 264,000 pairs for the three months ended June 30, 2009, from 325,000 pairs for the three months ended June 30, 2008. Additionally, during the three months ended June 30, 2009, our average sales price per unit decreased as a result of the sale of certain of our older styles to select independent distributors at discounted prices. This decrease in units sold is attributable to lower sales to our European independent distributors, which was due to higher inventories carried by our European independent distributors at the end of 2008 and through the second quarter of 2009, which resulted in lower orders for products during the quarter.  We believe the high inventory positions of certain of our European independent distributors may be due to the weak economy’s impact on the distributors’ retailers. This decrease in sales to our European independent distributors was partially offset by increased sales to our independent distributor in Japan as well as increased sales in our German and French markets where we began to sell direct to retailers effective April 1, 2008 and May 1, 2008, respectively.

Gross profit.    Our gross margin was 28.9% for the three months ended June 30, 2009, compared to 23.0% for the three months ended June 30, 2008. On domestic sales, our gross margin increased 0.9% from 17.4% for the three months ended June 30, 2008, to 18.3% for the three months ended June 30, 2009.  This increase in gross margin on domestic sales was the result of a $412,000 reduction in distribution center costs mainly as a result of the elimination of our third party distribution center in California and a $332,000 decrease in inventory reserve costs, offset by $225,000 in expense for testing our product for lead paint levels as a result of the passage of the Consumer Product Safety Improvement Act of 2008. On international sales, our gross margin increased 8.2% from 27.7% for the three months ended June 30, 2008, to 35.9% for the three months ended June 30, 2009. This positive increase in gross margin was primarily due to sales mix with increased sales to retailers in our French and German markets and reduced sales to our independent distributors.

Selling and marketing expense.    Selling and marketing expense, excluding commissions and payroll and payroll related expenses, decreased $529,000 to $739,000 for the three months ended June 30, 2009, from $1.3 million for the three months ended June 30, 2008. Domestically, selling and marketing expense, excluding commissions and payroll and payroll related expenses, decreased $871,000 to $280,000 for the three months ended June 30, 2009, from $1.2 million for the three months ended June 30, 2008. This decrease was a result of cost containment efforts and management’s decision to focus advertising and marketing efforts in the third and fourth quarters when sales are typically higher. Domestically, consumer advertising related expenses decreased approximately $532,000 to $122,000 for the three months ended June 30, 2009, from $654,000 for the three months ended June 30, 2008. Internationally, selling and marketing expense, excluding commissions and payroll and payroll related expenses, increased $342,000 from $117,000 for the three months ended June 30, 2008, to $459,000 for the three months ended June 30, 2009.  This increase was mainly the result of consumer advertising in our German and French markets. Commissions on domestic sales decreased $41,000 to $196,000 for the three months ended June 30, 2009, from $237,000 for the three months ended June 30, 2008; mainly due to the decrease in domestic sales. Internationally, commissions increased $130,000 from $8,000 for the three months ended June 30, 2008, to $138,000 for the three months ended June 30, 2009. This increase is a result of direct sales in our German and French markets beginning April 1, 2008 and May 1, 2008, respectively; prior to this time sales in these markets were through independent distributors. Payroll and payroll related costs for our domestic operations decreased $158,000 to $239,000 for the three months ended June 30, 2009, from $397,000 for the three months ended June 30, 2008 mainly due to reduction in headcount. This decrease in domestic payroll and payroll related costs was offset by an increase in payroll and payroll related costs attributable to our international operations, which increased $83,000 from $293,000 for the three months ended June 30, 2008, to $376,000 for the three months ended June 30, 2009.  This increase in payroll and payroll related costs, attributable to our international operations, is mainly due to the opening of our office in Belgium (with branch offices in Germany and France) in February 2008.

General and administrative expense.    General and administrative expense decreased $646,000 to $2.3 million for the three months ended June 30, 2009, from $2.9 million for the three months ended June 30, 2008. Legal, accounting and other professional fees decreased $308,000 to $510,000 for the three months ended June 30, 2009, from $818,000 for the three months ended June 30, 2008 mainly as a result of a $202,000 decrease in legal fees related to our intellectual property and associated enforcement related matters resulting from cost containment efforts by management; a $68,000 decrease in legal fees related to general corporate matters; a $70,000 decrease in other professional related fees mainly attributable to increased professional fees we recognized during the three months ended June 30, 2008, for executive search firm services to identify a new Chief Executive Officer; offset by a $57,000 increase in professional fees for on-going tax consultation services. Domestically payroll and payroll related costs decreased $122,000 to $491,000 for the three months ended June 30, 2009, from $613,000 for the three months ended June 30, 2008. Internationally payroll and payroll related costs decreased $59,000 to $253,000 for the three months ended June 30, 2009, from $312,000 for the three months ended June 30, 2008 mainly due to reduced headcount. Additional expense reductions were recognized as a result of management’s overall cost containment efforts.

Litigation settlements and related costs.    Litigation settlements and related costs increased $2.8 million to $3.1 million for the three months ended June 30, 2009, from $248,000 for the three months ended June 30, 2008,  primarily due to the proposed settlement agreements reached during the second quarter of 2009. See Note 8 to our condensed consolidated financial statements for further discussion.

Operating loss.    As a result of the above factors, loss from operations increased $2.2 million to a loss from operations of $3.4 million for the three months ended June 30, 2009, from a loss from operations of $1.2 million for the three months ended June 30, 2008.

Other (income) expense.   Total other (income) expense decreased $240,000 to net other income of $590,000 for the three months ended June 30, 2009, from net other income of $830,000 for the three months ended June 30, 2008. Interest income decreased $405,000 to $85,000 for the three months ended June 30, 2009, from $490,000 for the three months ended June 30, 2008.  The decrease in interest income is due to a decrease in invested cash balances, mainly as a result of the $27.6 million dividend paid in December 2008, as well as a decrease in interest rates earned on invested cash balances.  Other income decreased $245,000 to $24,000 for the three months ended June 30, 2009, from $269,000 for the three months ended June 30, 2008.  Other income for the three months ended June 30, 2008 was primarily the result of income recognized in connection with the settlement of pending patent and trademark lawsuits. For the three months ended June 30, 2009, we recognized a $501,000 net gain generated by foreign currency transactions which is mainly attributable to an intercompany loan due to our U.S. entity from our Belgian entity which must be repaid in U.S. dollars.

Income taxes.    We recognized an income tax benefit of $1.3 million for the three months ended June 30, 2009, representing an effective income tax rate of 44.1%. We recognized income tax expense of $43,000 during the three months ended June 30, 2008.  The income tax expense for the three months ended June 30, 2008 was based on the actual 2008 year-to-date effective tax rate of 29.4%, as allowed by FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods, because we were not able to determine a reliable estimate of our expected annual effective tax rate. The effective tax rate differs from the federal statutory rate of 35% primarily because of the forecasted decrease in the valuation allowances in the U.S., France and Germany.

Net loss.    As a result of the above factors, we had a net loss of $1.6 million for the three months ended June 30, 2009, compared to a net loss of $394,000 for the three months ended June 30, 2008.

Comparison of the Six Months Ended June 30, 2009 and Six Months Ended June 30, 2008

Net sales.    Net sales decreased $9.7 million, or 30.9% to $21.6 million for the six months ended June 30, 2009, from $31.3 million for the six months ended June 30, 2008. This decrease was primarily the result of lower unit sales of our HEELYS-wheeled footwear, which decreased by 384,000 pairs, or 32.8%, to 785,000 pairs for the six months ended June 30, 2009, from 1.2 million pairs for the six months ended June 30, 2008.

Domestically, our net sales decreased $6.3 million, or 45.7%, to $7.4 million for the six months ended June 30, 2009, from $13.7 million for the six months ended June 30, 2008. This decrease was the result of lower unit sales of our HEELYS-wheeled footwear. Domestic unit sales decreased by 250,000 pairs, or 43.9%, to 319,000 pairs for the six months ended June 30, 2009, from 569,000 pairs for the six months ended June 30, 2008. We believe the decrease in unit sales may be attributable to the high inventory positions at certain of our domestic accounts as they experience decreased sales due to the overall economic slowdown.  As a result, retailers have been reluctant to place significant orders until their current inventory levels are reduced to targeted levels.

Internationally, our net sales decreased $3.4 million, or 19.3%, to $14.2 million for the six months ended June 30, 2009, from $17.6 million for the six months ended June 30, 2008.  This decrease was primarily the result of lower unit sales of our HEELYS-wheeled footwear, which decreased by 134,000 pairs, or 22.3%, to 466,000 pairs for the six months ended June 30, 2009, from 600,000 pairs for the six months ended June 30, 2008.   This decrease in units sold is attributable to lower sales to our European independent distributors, which was due to higher inventories carried by our European independent distributors at the end of 2008 and through the second quarter of 2009 which resulted in lower orders for products during the quarter.  We believe the high inventory positions of certain of our European independent distributors may be due to the weak economy’s impact on the distributors’ retailers.  This decrease in sales to our European independent distributors was partially offset by increased sales to our independent distributor in Japan as well as increased sales in our German and French markets where we began to sell direct to retailers effective April 1, 2008 and May 1, 2008, respectively.

Gross profit.    Our gross margin was 29.7% for the six months ended June 30, 2009, compared to 22.4% for the six months ended June 30, 2008. On domestic sales, our margin decreased 3.1% to 11.5% for the six months ended June 30, 2009, from 14.6% for the six months ended June 30, 2008. This decrease in gross margin was mainly due to the sale of older inventory at discounted prices during the six months ended June 30, 2009, as well as the impact of the fixed costs related to operating our representative office in China and our distribution operations in Carrollton, Texas.  Additionally, we recognized approximately $287,000 of costs during the six months ended June 30, 2009, for testing our product for lead paint levels as a result of the passage of the Consumer Product Safety Improvement Act of 2008. On international sales, our gross margin increased 10.6% from 28.6% for the six months ended June 30, 2008, to 39.2% for the six months ended June 30, 2009. This increase in gross margin was mainly attributable to the increase in the sales price per pair primarily due to the sales mix with increased sales to retailers in our French and German markets and reduced sales to our independent distributors which we sell to at wholesale pricing. This positive increase in gross margin was partially offset by the impact of fixed costs recognized related to operating our representative office in China as well as the increase in fixed costs primarily related to maintaining our inventory in Belgium in order to fulfill direct sales in our German and French markets.

Selling and marketing expense.    Selling and marketing expense, excluding commissions and payroll and payroll related expenses decreased $1.7 to $1.4 million for the six months ended June 30, 2009, from $3.1 million for the six months ended June 30, 2008. Domestically, selling and marketing expense, excluding commissions and payroll and payroll related expenses, decreased $2.3 million to $520,000 for the six months ended June 30, 2009, from $2.9 million for the six months ended June 30, 2008. This decrease was a result of cost containment efforts and management’s decision to focus advertising and marketing efforts in the third and fourth quarters when sales are typically higher. Domestically, consumer advertising related expense decreased approximately $1.3 million to $133,000 for the six months ended June 30, 2009, from $1.4 million for the six months ended June 30, 2008. Additionally, through cooperative advertising programs, we reimburse certain of our domestic retail customers for their costs of advertising our products. We record these costs in selling and marketing expense at the point in time when we are obligated to our customers for the costs, which is when the related revenues are recognized. Cooperative marketing related costs decreased $185,000 to $10,000 for the six months ended June 30, 2009, from $195,000 for the six months ended June 30, 2008. This decrease in cooperative marketing related costs is  primarily a result of the decrease in sales to those customers that participate in the cooperative marketing program. Internationally, selling and marketing expense, excluding commissions and payroll and payroll related expenses, increased $593,000 from $278,000 for the six months ended June 30, 2008, to $871,000 for the six months ended

June 30, 2009. This increase was mainly the result of increased consumer advertising in our German and French markets. Commissions on domestic sales decreased $87,000 to $350,000 for the six months ended June 30, 2009, from $437,000 for the six months ended June 30, 2008; mainly due to the decrease in domestic sales. Internationally, sales commissions increased $272,000 from $8,000 for the six months ended June 30, 2008, to $280,000 for the six months ended June 30, 2009. This increase is a result of direct sales in our German and French markets beginning April 1, 2008 and May 1, 2008, respectively; prior to this time sales in these markets were through independent distributors. Payroll and payroll related costs related to our domestic operations decreased $380,000 to $543,000 for the six months ended June 30, 2009, from $923,000 for the six months ended June 30, 2008 mainly due to reduction in headcount. This decrease in domestic payroll and payroll related costs was offset by an increase in payroll and payroll related costs related to our international operations, which increased $410,000 from $293,000 for the six months ended June 30, 2008, to $703,000 for the six months ended June 30, 2009.  This increase in payroll and payroll related costs, attributable to our international operations, is mainly due to the expansion of our international operations and the opening of our office in Belgium (with branch offices in Germany and France) in February 2008.

General and administrative expense.    General and administrative expense decreased $565,000 to $5.1 million for the six months ended June 30, 2009, from $5.6 million for the six months ended June 30, 2008. The decrease was the result of a $460,000 decrease in legal fees incurred related to intellectual property and associated enforcement related matters resulting from cost containment efforts by management; a $103,000 decrease in legal fees related to general corporate matters; and a $199,000 decrease in other professional related fees mainly attributable to increased professional fees recognized during the six months ended June 30, 2008 for executive search firm services to recruit a new Chief Executive Officer in 2008. These decreases were partially offset by a $490,000 increase in accounting and other professional fees incurred related to the structuring of our international operations and related tax issues, documentation and testing of internal controls over financial reporting for our international operations, and additional fees incurred related to the audit of our fiscal year ended December 31, 2008, including required statutory audits of our international operations. Additional expense reductions were recognized as a result of management’s overall cost containment efforts. Depreciation and amortization expense increased $113,000 from $219,000 for the six months ended June 30, 2008 to $332,000 for the six months ended June 30, 2009.  The increase in depreciation and amortization expense is mainly due to the amortization of intangible assets acquired as a result of the termination of distributorship agreements with our German and French distributors effective March 31, 2008 and April 30, 2008, respectively.

Litigation settlements and related costs.   Litigation settlements and related costs increased $3.5 million to $3.8 million for the six months ended June 30, 2009, from $313,000 for the six months ended June 30, 2008, primarily due to the proposed settlement agreements reached during the second quarter of 2009. See Note 8 to our condensed consolidated financial statements  for further discussion.

Severance.   Effective February 1, 2008, our then Chief Executive Officer (“CEO”) resigned. In connection with his resignation, we entered into a severance agreement pursuant to which he was entitled to receive approximately $470,000, payable in ten semi-monthly installments of approximately $17,000 beginning six months after the effective date of the severance agreement, followed by one lump sum payment of $300,000 paid in January 2009 and up to 14 months of reimbursements for health and life insurance (estimated cost at February 1, 2008 of $16,000). We recognized 100% of this liability and the related severance cost on February 1, 2008. Our former CEO agreed to perform certain consulting services for us for one year with no additional monetary compensation. During the term of this consulting relationship, options granted to the former CEO continued to vest in accordance with the Heelys, Inc. 2006 Stock Incentive Plan. On February 1, 2008, the Company recognized $207,000 in stock-based compensation expense, which is 100% of the related stock-based compensation for those stock options that were expected to vest during the term of the consulting arrangement.

In connection with the resignation of the Company’s CEO on February 1, 2008, the Company entered into an agreement with one of its directors to act as its interim CEO until a replacement CEO could be named. On May 20, 2008, we named a replacement CEO. This individual resigned on February 10, 2009. In connection with his resignation, we entered into a severance agreement pursuant to which he was entitled to receive approximately $150,000, payable in twelve semi-monthly installments of approximately $12,500 over a six month period beginning on the first payroll period date after the date of the Severance Agreement and up to six months of reimbursements for health insurance. We recognized 100% of this liability and the related severance cost in the quarter ended March 31, 2009.

Operating loss.    As a result of the above factors, we had a loss from operations of $4.4 million and $5.9 million for the six months ended June 30, 2008 and June 30, 2009, respectively.

Other (income) expense.   Total other (income) expense decreased $1.9 million to net other income of $485,000 for the six months ended June 30, 2009, from net other income of $2.4 million for the six months ended June 30, 2008. Interest income decreased $1.1 million to $175,000 for the six months ended June 30, 2009, from $1.3 million for the six months ended June 30, 2008. The decrease in interest income is due to a decrease in invested cash balances, mainly as a result of the $27.6 million dividend paid in December 2008, as well as a decrease in interest rates earned on our invested cash balances. Other income decreased $663,000, to $361,000 for the six months ended June 30, 2009, from $1.0 million for the six months ended June 30, 2008. Other income for both the six months ended June 30, 2008 and the six months ended June 30, 2009 was the result of income recognized in connection with the settlement of pending patent and trademark lawsuits.

Income taxes.    We recognized an income tax benefit of $2.5 million for the six months ended June 30, 2009, representing an effective income tax rate of 46.6%, compared to an income tax benefit of $599,000 for the six months ended June 30, 2008, representing an effective income tax rate of 29.4%.

The effective tax rate differs from the federal statutory rate of 35% primarily because the forecasted decrease in the valuation allowances in the U.S., France and Germany.

Net loss.    As a result of the above factors, we had a net loss of $2.9 million for the six months ended June 30, 2009, compared to a net loss of $1.4 million for the six months ended June 30, 2008.

Liquidity and Capital Resources

Our primary cash need is for working capital, which we generally fund with cash flow from operating activities. On December 13, 2006, the Company completed the initial public offering of its common stock pursuant to a Registration Statement (File No. 333-137046) that was declared effective by the Securities and Exchange Commission on December 7, 2006. In that offering the Company sold a total of 3,125,000 shares of common stock and selling stockholders sold 4,263,750 shares of common stock, which included 963,750 shares resulting from the exercise of the underwriters’ over-allotment option. All shares of common stock registered under that registration statement were sold at a price to the public of $21.00 per share. The Company did not receive any proceeds from the selling stockholders’ sale of their shares.

The net proceeds to the Company from the offering were approximately $58.8 million, after deducting underwriting discounts and commissions and other expenses incurred in connection with the offering. As of June 30, 2009, we had used $8.5 million of these proceeds to repay amounts outstanding under our revolving credit facility, $27.7 million for working capital purposes ($8.5 million in December 2006 and $19.2 million during 2007), and $8.6 million in 2008 to expand our international operations. The Company intends to use the remaining proceeds to fund infrastructure improvements, working capital needs; and other general corporate purposes.

These sources of liquidity may be impacted by fluctuations in demand for our products, investments in our infrastructure and expenditures on marketing and advertising.

The table below sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Six Months Ended June 30,
	2008	2009
	(in thousands)
Cash and cash equivalents at beginning of period	$98,771	$68,446
Cash used in operating activities	(272)	(539)
Cash used in investing activities	(2,206)	(386)
Cash provided by (used in) financing activities	501	(450)
Effect of exchange rate changes on cash and cash equivalents	(30)	30
Cash and cash equivalents at end of period	$96,764	$67,101

Cash flows from operating activities consists primarily of the net loss adjusted for certain non-cash items, including depreciation and amortization, change in deferred income tax benefits, stock-based compensation expense, unrealized loss due to the effect of changes in the foreign exchange rate related to an intercompany loan due to our U.S. entity from our Belgian entity which must be repaid in U.S. dollars, and the effect of changes in operating assets and liabilities, principally including accounts receivable, inventories, income taxes, accounts payable and accrued expenses. With the exception of the impact of the foreign exchange rate impact on intercompany balances, operating cash flow is presented net of unrealized gains and losses on foreign exchange rates related to our international operations.

For the six months ended June 30, 2009, cash used in operating activities was $539,000 compared to $272,000 used in operating activities for the six months ended June 30, 2008.  Cash used in operating activities for the six months ended June 30, 2009, was primarily related to a net loss of $2.9 million adjusted for non-cash items including depreciation and amortization expense of $376,000, stock-based compensation expense of $240,000, a $2.6 million change in net deferred income tax benefits, an unrealized loss of $52,000 due to the effect of changes in the foreign exchange rate related to an intercompany loan due to our U.S. entity from our Belgian entity which must be repaid in U.S. dollars and a $4.3 million increase in operating assets and liabilities.

The increase in operating assets and liabilities was primarily due to:

•                  $23,000 increase in accounts receivable, net of allowances due to a reduction in accounts receivable reserves greater than the $199,000 decrease in accounts receivable.

•      $1.6 million decrease in gross inventories due mainly to higher than normal inventory levels at December 31, 2008. During 2008, we worked with our domestic retailers in order to lower their inventory levels and stabilize retail prices. These retailers were cautious in placing future orders and looked to us to carry more on-hand inventory. Additionally, inventory reserves decreased $381,000. In the fourth quarter of 2008, we recorded inventory reserves to reduce certain styles of our inventory to the lower of cost or market. We sold a significant portion of the discounted inventory to domestic retailers in the first half of 2009. In the first half of 2009, we recorded additional reserves to reduce certain styles of our inventory to the lower of cost or market.

•      $651,000 increase in prepaid and other current assets due to the recognition of a $417,000 receivable from the Company’s insurance carriers relating to reimbursable litigation related costs and a receivable of $125,000 related to the agreement entered into in March 2008 to settle a pending patent and trademark lawsuit.

•      $1.2 million increase in accounts payable primarily due to an increase of $1.6 million in payables to our manufacturers mainly due to timing.

•      $2.2 million increase in accrued expenses mainly due to the additional $3.0 million accrual for  litigation settlement and related costs as a result of the proposed settlements reached during the second quarter of 2009 with regards to the lawsuits filed in connection with the Company’s initial public offering. Additionally, customer prepayments increased $191,000 mainly due to timing and accrued taxes payable increased $152,000 mainly due to accrued property taxes. These increases were offset by the payment of accrued severance in the amount of $250,000, the settlement of a $235,000 loss on purchase commitment accrued for at December 31, 2008, a decrease in estimated credits due customers for markdown and return allowances of $195,000 due to reduced sales, and a $149,000 decrease in accrued marketing costs as a result of management’s cost containment efforts.

•      $192,000 increase in income taxes payable/receivable is primarily due to the receipt of an income tax refund in the second quarter of 2009; offset by the net accrual of income tax receivables and payables for the six months ended June 30, 2009.

Net cash used in investing activities totaling $386,000 for the six months ended June 30, 2009 relates primarily to investments of $187,000 in capital expenditures for website development and $124,000 for product molds and designs. Net cash used of $2.2 million during the six months ended June 30, 2008 was mainly due to the $1.9 million paid in connection with the termination of agreements with our independent distributor agreements in the German and French markets. The balance of the cash used was attributable to the opening of our offices in Belgium, Germany and France as well as for upgrades to our information technology systems.

Cash used in financing activities for the six months ended June 30, 2009 was for payments for our previously acquired goodwill and intangible assets associated with the termination of agreements with our independent distributors in the German and French markets. For the same period in 2008, net cash was provided from the exercise of stock options.

We believe that our cash flow from operating activities, together with the net proceeds from the initial public offering of our common stock, will be sufficient to meet our liquidity needs and capital expenditure requirements for at least the next 12 months.

Revolving Credit Facility — In September 2007, the Company entered into a $2.0 million revolving credit facility with JPMorgan Chase Bank, N.A. which expired on June 30, 2009. Indebtedness under this revolving credit facility incurred interest at a floating rate of interest based on either the prime rate quoted by JPMorgan Chase Bank, N.A. or an adjusted LIBOR rate. This revolving credit facility contained various restrictive covenants including (i) an obligation for the Company to maintain a tangible net worth of at least $75 million and (ii) a prohibition on the Company incurring any other indebtedness for borrowed money. The Company was also prohibited from creating or permitting any lien, encumbrances or other security interest on the Company’s accounts receivable or inventory. No borrowings were made under this revolving credit facility and the facility was not renewed.

Contractual Obligations and Commercial Commitments

As of June 30, 2009, there were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Vulnerability Due to Customer Concentration

For the three months ended June 30, 2009, AG Corporation (our independent distributor in Japan) accounted for 12.3% and Oxylane Group (a direct retail customer in France operating under the name Decathlon Group) accounted for 9.6% of our net sales. For the six months ended June 30, 2009, AG Corporation accounted for 13.7% and Decathlon accounted for 11.5% of our net sales.  For the three months ended June 30, 2008, RSH Middle East, LLC (our independent distributor in the Middle East) accounted for 9.6% of our net sales. For the six months ended June 30, 2008, no customer or independent distributor accounted for 10% or more of our net sales. No other retail customer or independent distributor accounted for 10% or more of our net sales in any of these periods. We anticipate that our net sales may remain concentrated for the foreseeable future. If any of our significant retail customers or independent distributors decreases its purchases of our products or stops purchasing our products, our net sales and results of operations could be adversely affected.

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

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934) as of June 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2009 were effective.

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

The Company, its former Chief Executive Officer, its former Chief Financial Officer, and its directors who signed the Company’s registration statement filed with the Securities and Exchange Commission in connection with our December 7, 2006 initial public offering (the “IPO”)—along with Capital Southwest Corporation, Capital Southwest Venture Corporation and the underwriters for the IPO—are defendants in a lawsuit originally filed on August 27, 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Brian Rines, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased the Company’s common stock pursuant to or traceable to the IPO registration statement. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Four similar lawsuits were also filed in September and October 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Vulcan Lee, John Avila, Gerald Markey, and Robert Eiron on behalf of the same plaintiff class, making substantially similar allegations under Sections 11, 12, and 15 of the Securities Act of 1933, and seeking substantially similar damages. These lawsuits were transferred to a single judge and were consolidated into a single action. Lead plaintiffs and lead counsel were appointed. An amended consolidated complaint was filed on March 11, 2008. The amended complaint alleges that the prospectus used in connection with our IPO contained misstatements of material fact or omitted to state material facts necessary in order to make the statements made not misleading relating to among other allegations, safety concerns and injuries associated with our products and their alleged impact on demand, visibility into our sales channel and competition from knockoffs, in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and requests substantially similar damages and relief as previously mentioned. On August 14, 2008, the Court denied Defendants’ motions to dismiss the amended complaint, and discovery commenced. During a mediation conducted by the Hon. Nicholas H. Politan (ret.), Plaintiffs and Defendants reached a settlement pursuant to which Defendants will pay Plaintiffs and a proposed plaintiff settlement class a total of $7.5 million, including attorneys’ fees and expenses. The Company has also  reached an agreement with its insurers for the Company’s insurance policies to fund the majority of this settlement amount. On July 31, 2009, the Court preliminarily approved the settlement and scheduled a final fairness hearing for November 17, 2009 to consider final approval of the settlement.  Prior to the final fairness hearing, notice of the settlement will be provided to shareholders, who will be provided an opportunity to object to the settlement or to opt out of the proposed settlement class.

On October 3, 2007 and October 24, 2007, in the United States District Court for the Northern District of Texas, Dallas Division, Jack Freeman and Brian Mossman, respectively brought shareholders’ derivative actions, for the Company’s benefit, as nominal defendant, against the Company’s former Chief Executive Officer, the Company’s former Director of Research and Development, the Company’s former Chief Financial Officer, the Company’s former Senior Vice President and certain current and former members of the Company’s board of directors... The complaints allege violations of Sections 11, 12(a)(2), and 14(a) of the Securities Act of 1933 and breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named defendants. The complaints seek unspecified amounts of compensatory damages, voiding the election of the director defendants, as well as interest and costs, including legal fees from the defendants. The Company is a nominal defendant, and the complaint does not seek any damages against the Company; however, the Company may have indemnification obligations to one or more of the defendants under the Company organizational documents. The derivative lawsuits have been transferred to a single judge and have been consolidated into a single derivative lawsuit. An amended consolidated complaint making substantially similar allegations and claims for damages was filed on March 14, 2008. On August 14, 2008, the Court denied Defendants’ motions to dismiss the amended complaint, and discovery commenced. During a mediation conducted by the Hon. Nicholas H. Politan (ret.), Plaintiffs and Defendants reached a settlement pursuant to which Defendants agreed to institute certain corporate governance changes at the Company and to pay plaintiffs’ counsel attorneys’ fees and expenses of $1.0 million. The Company also reached an agreement with its insurers for the Company’s insurance policies to fund the majority of this settlement amount. On July 31, 2009, the Court preliminarily approved the settlement and scheduled a final fairness hearing for November 17, 2009 to consider final approval of the settlement. Prior to the final fairness hearing, notice of the settlement will be provided to shareholders, who will be provided an opportunity to object to the settlement

The Company, its former Chief Executive Officer, its former Chief Financial Officer, and its directors who signed the Company’s registration statement filed with the Securities and Exchange Commission in connection with our December 7, 2006 initial public offering (the “IPO”)—along with Capital Southwest Corporation, Capital Southwest Venture Corporation and the underwriters for the IPO—are defendants in a lawsuit originally filed on May 16, 2008 by individual shareholder Carl Dick in the County Court of Law No. 1, Dallas County, Texas. This lawsuit asserts claims that are substantially similar to those asserted in the consolidated class action described above. Plaintiff alleges that he purchased over 600,000 shares of Heelys for approximately $17.4 million. Plaintiff claims to have sold his stock for a loss of approximately $11 million, which he seeks to recover plus interest, costs, and attorney fees. Plaintiff’s second amended petition alleges violations of Sections 11and 15 of the Securities Act of 1933, Sections 33(A), (C), and (F) of the Texas Securities Act, and Section 27.01 of the Texas Business and Commerce Code. Defendants withdrew their previously-filed special exceptions to Plaintiff’s petition seeking to have all claims dismissed. Plaintiff and Defendants have agreed to settle this case for $5.3 million.  The Company expects that its insurance policies will fund approximately $2.4 million of this amount, and the Company will fund the remainder.  The settlement is subject to final documentation.

The proceedings in both the federal and state courts, have reached proposed settlements for which the Company’s insurance policies will fund the majority of the settlement amounts and related legal defense fees. The Company has accrued approximately $3.6 million of these settlement amounts as of June 30, 2009. In addition, the Company reached an agreement with its insurance carriers that the Company would pay a portion of the professional fees incurred subsequent to April 1, 2009. Per the agreement, the Company has agreed to pay the costs and then receive partial reimbursement from its insurance carriers. Accordingly, the Company recognized a receivable of $417,000 at June 30, 2009.

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

The net proceeds to us from the offering were approximately $58.8 million, after deducting underwriting discounts and commissions and other expenses incurred in connection with the offering. As of June 30, 2009, we had used $8.5 million of these proceeds to repay amounts outstanding under our revolving credit facility and $27.7 million for working capital purposes ($8.5 million in December 2006 and $19.2 million during 2007), and $8.6 million in 2008 to expand our international operations. We intend to use the remaining proceeds to fund infrastructure improvements, working capital needs and other general corporate purposes.

Item 3.     Default Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

On May 29, 2009, the Company held its annual meeting of stockholders. At the annual meeting, the Company’s stockholders approved the election of the six current members of our board of directors to hold office until the 2010 annual meeting of stockholders.

Nominees	For	Withheld
Jerry R. Edwards	18,541,699	6,300,037
Patrick F. Hamner	17,251,450	7,590,286
Samuel B. Ligon	18,454,084	6,387,652
Gary L. Martin	18,419,218	6,422,518
Ralph T. Parks	18,541,670	6,300,066
Jeffrey G. Peterson	18,527,618	6,314,118

Item 5.     Other Information

None.

Item 6.      Exhibits

Exhibit No.	Description
10.1

Executive Employment Agreement, dated as of July 17, 2009, by and between Heeling Sports Limited and Thomas C. Hansen (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 20, 2009) *

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Thomas C. Hansen, Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Lisa K. Peterson, Chief Financial Officer.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

* Management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEELYS, INC.

Date: August 13, 2009	By:	/s/ Thomas C. Hansen
Thomas C. Hansen
Chief Executive Officer

HEELYS, INC.

Date: August 13, 2009	By:	/s/ Lisa K. Peterson
Lisa K. Peterson
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
10.1

Executive Employment Agreement, dated as of July 17, 2009, by and between Heeling Sports Limited and Thomas C. Hansen (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 20, 2009) *

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Thomas C. Hansen, Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Lisa K. Peterson, Chief Financial Officer.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

* Management contract or a compensatory plan or arrangement.