Form 10-Q
period 2009-09-30
Heelys, Inc.
filed 2009-11-12
CIK 1373980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of common stock	Outstanding as of November 10, 2009
Par value $00.001 per share	27,571,052

Part I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

HEELYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except per share data)

	December 31,	September 30,
	2008	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,446	$68,393
Accounts receivable, net of allowances of $664 and $409, respectively	6,594	4,101
Inventories	12,104	9,810
Prepaid and other current assets	831	1,066
Income tax receivable	268	—
Deferred income tax asset	3,572	6,346

Total current assets	91,815	89,716

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,352 and $1,609, respectively	1,007	1,092
PATENTS AND TRADEMARKS, net of accumulated amortization of $1,136 and $1,221, respectively	310	327
INTANGIBLE ASSETS, net of accumulated amortization of $254 and $536, respectively	1,412	1,180
GOODWILL	1,668	1,727
DEFERRED INCOME TAX ASSET	284	78

TOTAL ASSETS	$96,496	$94,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,910	$2,665
Accrued expenses	5,091	5,379
Income taxes payable	1,347	1,636

Total current liabilities	8,348	9,680

LONG TERM LIABILITIES:
Income taxes payable	442	441
Deferred income tax liability	—	290
Other long term liabilities	1,331	882

TOTAL LIABILITIES	10,121	11,293

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 75,000,000 shares authorized; 27,571,052 shares issued and outstanding as of December 31, 2008 and September 30, 2009	28	28
Additional paid-in capital	64,809	65,170
Retained earnings	21,657	17,655
Accumulated other comprehensive loss	(119)	(26)

Total stockholders’ equity	86,375	82,827

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$96,496	$94,120

See notes to condensed consolidated financial statements.

HEELYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009

NET SALES	$23,825	$10,751	$55,143	$32,402
COST OF SALES	15,880	7,572	40,179	22,787

GROSS PROFIT	7,945	3,179	14,964	9,615

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling and marketing	2,766	1,157	7,571	4,424
General and administrative	3,786	2,460	9,432	7,541
Litigation settlements and related costs	271	258	584	4,087
Severance	—	—	693	154
Total selling, general and administrative expenses	6,823	3,875	18,280	16,206

INCOME (LOSS) FROM OPERATIONS	1,122	(696)	(3,316)	(6,591)

OTHER (INCOME) EXPENSE
Interest (income) expense, net	(449)	(19)	(1,752)	(152)
Other (income) expense, net	(63)	3	(1,087)	(358)
Exchange (gain) loss, net	455	(223)	384	(214)

Total other (income) expense, net	(57)	(239)	(2,455)	(724)

INCOME (LOSS) BEFORE INCOME TAXES	1,179	(457)	(861)	(5,867)
INCOME TAX EXPENSE (BENEFIT)	424	645	(175)	(1,865)

NET INCOME (LOSS)	$755	$(1,102)	$(686)	$(4,002)

INCOME (LOSS) PER SHARE:
Basic	$0.03	$(0.04)	$(0.03)	$(0.15)
Diluted	$0.03	$(0.04)	$(0.03)	$(0.15)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	27,439	27,571	27,237	27,571
Diluted	27,549	27,571	27,237	27,571

See notes to condensed consolidated financial statements.

HEELYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2009
OPERATING ACTIVITIES:
Net Loss	$(686)	$(4,002)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	463	600
Deferred income taxes	1,897	(2,311)
Stock-based compensation	928	390
Unrealized net loss (gain) on foreign exchange rates	73	(216)
Loss on disposal of property and equipment	23	—
Changes in operating assets and liabilities:
Accounts receivable	(5,634)	2,559
Inventories	(3,845)	2,376
Prepaid and other current assets	693	(218)
Accounts payable	5,469	740
Accrued expenses	(2,101)	322
Income taxes payable/receivable	(2,931)	532

Net cash (used in) provided by operating activities	(5,651)	772

INVESTING ACTIVITIES:
Purchases of equipment	(358)	(334)
Increase in patents and trademarks	(67)	(102)
Acquisition of goodwill and intangibles	(1,899)	—

Net cash used in investing activities	(2,324)	(436)

FINANCING ACTIVITIES:
Payment for previously acquired goodwill and intangible assets	—	(508)
Proceeds from exercise of stock options	2,010	—

Net cash provided by (used in) financing activities	2,010	(508)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	435	119

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,530)	(53)

CASH AND CASH EQUIVALENTS, beginning of period	98,771	68,446

CASH AND CASH EQUIVALENTS, end of period	$93,241	$68,393

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Previously acquired goodwill and intangible assets included in accrued expenses and other long term liabilities	$1,643	$1,079

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

Basis Of Presentation — Unaudited Condensed Interim Consolidated Financial Information — In the opinion of management, all adjustments necessary for a fair presentation of results of operations for the periods presented have been included in the accompanying unaudited consolidated financial statements of Heelys, Inc. and its subsidiaries (the “Company”). Such adjustments consist of normal recurring items. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and include the information and notes required by such instructions. The December 31, 2008 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company’s 2008 Annual Report on Form 10-K.

Subsequent Events — The Company has evaluated subsequent events through November 12, 2009, which is the date the Company filed this Quarterly Report on Form 10-Q with the SEC. No material subsequent events occurred since September 30, 2009 which required recognition or disclosure.

Cash and Cash Equivalents — Cash and cash equivalents consists of highly liquid investments with original maturity dates of three months or less when purchased. Cash and cash equivalents at September 30, 2009 include investments in the JPMorgan Prime Money Market Fund in the amount of $60.9 million and are valued using observable inputs (Level 1 fair value hierarchy).

Concentration of Risk — The Company maintains substantially all of its cash and cash equivalents, excluding investments in the JPMorgan Prime Money Market Fund, in one financial institution in amounts that exceed federally insured limits. Investments in the JPMorgan Prime Money Market Fund are not insured. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

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

2.              INCOME (LOSS) PER SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects the effects of potentially dilutive securities that could share in the income (loss) of the Company. A reconciliation of the numerator and denominator used in the calculation of basic and diluted income (loss) per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Numerator— net income (loss) available to common stockholders	$755	$(1,102)	$(686)	$(4,002)

Denominator:
Weighted average common stock outstanding for basic earnings per share	27,439	27,571	27,237	27,571
Effect of dilutive securities:
Stock options	110	—	—	—
Adjusted weighted average common stock and assumed conversions for diluted earnings per share	27,549	27,571	27,237	27,571

Stock options to purchase approximately 690,000 and 1.8 million shares of common stock for the three and nine months ended September 30, 2008, respectively; and stock options to purchase approximately 1.4 million and 1.6 million shares of common stock for the three and nine months ended September 30, 2009, respectively, were not included in the computation of diluted income (loss) per share because the effect of their inclusion would be anti-dilutive.

3.          RECENT ACCOUNTING PROUNCEMENTS

On July 1, 2009, the Financial Accounting Standards Board ( “FASB”) issued the FASB Accounting Standards Codification (the “Codification” or “ASC”). The Codification became the single source of authoritative nongovernmental accounting principles generally accepted in the United States of America (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants ( “AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification eliminates the previous U.S. GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification was effective for interim and annual periods ending after September 15, 2009.

The Company adopted the Codification for the quarter ending September 30, 2009. There was no impact on the Company’s financial position, cash flows or results of operations as this change is disclosure-only in nature.

In December 2007, the FASB issued guidance which revised accounting practices for business combinations. The revised guidance requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). These guidelines are effective for the Company on January 1, 2009, and will be applied prospectively to all business combinations subsequent to the effective date. There was no impact on the Company’s financial position, cash flows or results of operations as a result of this adoption.

In March 2008, the FASB issued new disclosure requirements regarding derivative instruments and hedging activities. Entities must now provide enhanced disclosures on an interim and annual basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for, and how derivatives and related hedged items affect the entity’s financial position, financial results and cash flow. Pursuant to the transition provisions, the Company adopted these new requirements on January 1, 2009. There was no impact on the Company’s financial position, cash flows or results of operations as a result of this adoption.

In April 2008, the FASB issued new requirements regarding the determination of the useful lives of intangible assets. In developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. The new requirements apply to intangible assets acquired after January 1, 2009. There was no impact on the Company’s financial position, cash flows or results of operations as a result of this adoption.

In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair values of financial instruments. This guidance requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance upon its issuance, and it had no material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidelines on subsequent event accounting which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. These guidelines were effective for interim and annual periods ending after June 15, 2009, and the Company adopted them in the quarter ended June 30, 2009. There was no impact on the Company’s financial position, cash flows or results of operations as a result of this adoption.

4.              SIGNIFICANT CUSTOMERS

Customers of the Company consist of retail stores in the U.S. and certain European countries, and international wholesale distributors. The customers, individually or considered as a group under common ownership, which accounted for greater than 10% of accounts receivable or 10% of net sales during the periods reflected were as follows:

			Net Sales		Net Sales
	Accounts Receivable		Three Months Ended		Nine Months Ended
	December 31,	September 30,	September 30,		September 30,
	2008	2009	2008	2009	2008	2009
Oxylane Group	8.5%	20.5%	2.2%	7.8%	1.6%	10.3%
AG Corporation	4.0	10.5	3.9	20.8	4.8	19.8
Customer A	9.0	2.0	11.1	1.2	8.5	3.8
Customer B	8.0	0.0	14.1	1.0	8.9	—
Customer C	3.9	10.0	4.5	5.5	3.7	3.9

Oxylane Group is a French sporting goods retail chain operating under the name Decathlon. AG Corporation is the Company’s independent distributor in Japan.

5.          ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	December 31,	September 30,
	2008	2009
Professional fees	$579	$339
Litigation settlements and related costs (see Note 6)	1,046	2,846
Payments due - termination of distributorship agreements	624	230
Accrued taxes payable	283	396
Credits due customers in excess of amounts owed	520	441
Estimated credits due customers for markdown and return allowances in excess of amounts owed	134	222
Payroll and payroll related costs	428	377
Customer prepayments	91	—
Accrued severance	304	—
Marketing costs	218	55
Loss on purchase commitments	235	—
Other	629	473
Total accrued expenses	$5,091	$5,379

The Company has reached proposed settlements with regards to the class action lawsuit, the shareholders’ derivative lawsuit and the lawsuit filed by individual shareholder Carl Dick described further in Note 6. The Company’s insurance policies are expected to fund the majority of the settlement amounts and related legal defense costs. The Company’s remaining liability of approximately $2.8 million of these settlement amounts has been accrued for as of September 30, 2009. The Company will receive partial reimbursement from its insurance carriers. Accordingly, the Company has recorded a receivable of approximately $253,000 as of September 30, 2009.

6.     COMMITMENTS AND CONTINGENCIES

Purchase Commitments — The Company had open purchase commitments of $4.5 million and $2.1 million related to inventories that were still being held by the manufacturers at December 31, 2008 and September 30, 2009, respectively.

Legal Proceedings — The Company, its former Chief Executive Officer, its former Chief Financial Officer, and its directors who signed the Company’s registration statement filed with the Securities and Exchange Commission in connection with the Company’s December 7, 2006 initial public offering (the “IPO”)—along with Capital Southwest Corporation, Capital Southwest Venture Corporation and the underwriters for the IPO—are defendants in a lawsuit originally filed on August 27, 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Brian Rines, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased the Company’s common stock pursuant to or traceable to the IPO registration statement. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Four similar lawsuits were also filed in September and October 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Vulcan Lee, John Avila, Gerald Markey and Robert Eiron on behalf of the same plaintiff class, making substantially similar allegations under Sections 11, 12 and 15 of the Securities Act of 1933, and seeking substantially similar damages. These lawsuits were transferred to a single judge and were consolidated into a single action. Lead plaintiffs and lead counsel were appointed. An amended consolidated complaint was filed on March 11, 2008. The amended complaint alleges that the prospectus used in connection with the Company’s IPO contained misstatements of material fact or omitted to state material facts necessary in order to make the statements made not misleading relating to among other allegations, safety concerns and injuries associated with the Company’s products and their alleged impact on demand, visibility into the Company’s sales channel and competition from knockoffs, in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and requests substantially similar damages and relief as previously mentioned. On August 14, 2008, the Court denied Defendants’ motions to dismiss the amended complaint, and discovery commenced. During a mediation conducted by the Hon. Nicholas H. Politan (ret.), Plaintiffs and Defendants reached a proposed settlement pursuant to which Defendants will pay Plaintiffs and a proposed plaintiff settlement class a total of $7.5 million, including attorneys’ fees and expenses. The Company has also reached an agreement with its insurers for the Company’s insurance policies to fund the majority of this settlement amount. On July 31, 2009, the Court preliminarily approved the settlement and scheduled a final fairness hearing for November 17, 2009 to consider final approval of the settlement. Notice of the settlement has been provided to shareholders, who were provided an opportunity to object to the settlement or to opt out of the proposed settlement class by October 15, 2009. To date, no objections to the settlement have been filed, and the final approval hearing is expected to take place on November 17, 2009.

On October 3, 2007 and October 24, 2007, in the United States District Court for the Northern District of Texas, Dallas Division, Jack Freeman and Brian Mossman, respectively brought shareholders’ derivative actions, for the Company’s benefit, as nominal defendant, against the Company’s former Chief Executive Officer, the Company’s former Director of Research and Development, the Company’s former Chief Financial Officer, the Company’s former Senior Vice President and certain current and former members of the Company’s board of directors. The complaints allege violations of Sections 11, 12(a)(2) and 14(a) of the Securities Act of 1933 and breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named defendants. The complaints seek unspecified amounts of compensatory damages, voiding the election of the director defendants, as well as interest and costs, including legal fees from the defendants. The Company is a nominal defendant, and the complaint does not seek any damages against the Company; however, the Company may have indemnification obligations to one or more of the defendants under the Company organizational documents. The derivative lawsuits were transferred to a single judge and were consolidated into a single derivative lawsuit. An amended consolidated complaint making substantially similar allegations and claims for damages was filed on March 14, 2008. On August 14, 2008, the Court denied Defendants’ motions to dismiss the amended complaint, and discovery commenced. During a mediation conducted by the Hon. Nicholas H. Politan (ret.), Plaintiffs and Defendants reached a proposed settlement pursuant to which Defendants agreed to institute certain corporate governance changes at the Company and to pay plaintiffs’ counsel attorneys’ fees and expenses of $1.0 million. The Company also reached an agreement with its insurers for the Company’s insurance policies to fund the majority of this settlement amount. On July 31, 2009, the Court preliminarily approved the settlement and scheduled a final fairness hearing for November 17, 2009 to consider final approval of the settlement. Notice of the settlement has been provided to shareholders, who were provided an opportunity to object to the settlement by November 3, 2009. To date, no objections to the settlement have been filed, and the final approval hearing is expected to take place on November 17, 2009.

The Company, its former Chief Executive Officer, its former Chief Financial Officer, and its directors who signed the Company’s registration statement filed with the Securities and Exchange Commission in connection with the Company’s December 7, 2006 initial public offering (the “IPO”)—along with Capital Southwest Corporation, Capital Southwest Venture Corporation and the underwriters for the IPO—were defendants in a lawsuit originally filed on May 16, 2008 by individual shareholder Carl Dick in the County Court of Law No. 1, Dallas County, Texas. This lawsuit asserted claims that were substantially similar to those asserted in the consolidated class action described above. Plaintiff alleged that he purchased over 600,000 shares of Heelys for approximately $17.4 million. Plaintiff claimed to have sold his stock for a loss of approximately $11 million, which he sought to recover plus interest, costs, and attorney fees. Plaintiff’s second amended petition alleged violations of Sections 11 and 15 of the Securities Act of 1933, Sections 33(A), (C), and (F) of the Texas Securities Act, and Section 27.01 of the Texas Business and Commerce Code. Defendants withdrew their previously-filed special exceptions to Plaintiff’s petition seeking to have all claims dismissed. On August 21, 2009, Plaintiff and Defendants settled this case for $5.25 million. The Company paid $2.5 million of this settlement amount on August 25, 2009, which has been reimbursed by the Company’s insurance policies. The remaining $2.75 million must be paid on or before December 1, 2009, and the Company’s insurance policies will reimburse approximately $253,000 of this amount. Pursuant to the settlement agreement, the lawsuit was dismissed with prejudice on September 18, 2009.

The proceedings in the federal court have reached proposed settlements for which the Company’s insurance policies will fund the majority of the settlement amounts and related legal defense costs. During the third quarter of 2009, the Company paid its expected share of the proposed settlement amounts in the class action and derivative action matters as well as a portion of its share of the settlement amount in the state court matter. The Company’s remaining liability of approximately $2.8 million relating to the state court action has been accrued for as of September 30, 2009. In addition, the Company reached an agreement with its insurance carriers that the Company would pay a portion of the professional fees incurred subsequent to April 1, 2009. Per the agreement, the Company has agreed to pay the costs and then receive partial reimbursement from its insurance carriers. Accordingly, the Company has recorded a receivable of approximately $253,000 as of September 30, 2009. The proposed class action and derivative settlements are subject to approval by the court.

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

7.              INCOME TAXES

The Company recognized an income tax benefit of approximately $1.9 million for the nine months ended September 30, 2009, representing an effective income tax rate of 31.9%; compared to an income tax benefit of $175,000 for the nine months ended September 30, 2008, representing an effective income tax rate of 20.0%. The difference between the effective tax rate for the nine months ended September 30, 2009, and the federal statutory rate of 35% is due mostly to the estimated decrease in the valuation allowance in the U.S., France and Germany, which is offset by litigation costs determined by the Company to be nondeductible as well as an increase in the U.S. residual income tax liability on earnings generated outside of the U.S. The U.S. valuation allowance is expected to decrease due to projected reversal of reserved deferred tax assets into recoverable current year tax losses combined with the increase in the Heeling Sports EMEA SPRL deferred tax liability related to unremitted earnings. The valuation allowance against the French and German net deferred tax assets is expected to decrease as a result of projected earnings before tax that will utilize the French and German net operating loss carryforwards and other deferred tax assets.

The tax expense for the three months ended September 30, 2009 relates to nondeductible litigation costs and taxes on income realized in international jurisdictions, which has not been determined to be permanently reinvested in the foreign subsidiaries, partially offset by the forecasted decrease in valuation allowance as discussed above.

During the quarter ended June 30, 2009, the Company settled the federal income tax examination related to the year ended December 31, 2006 and received the full expected refund. As a result of this settlement, the Company considers the tax years 2005 and 2006 to be effectively settled despite the federal statute of limitations remaining open on these years. However, the tax years 2007 and 2008 are not considered to be effectively settled and remain subject to examination by the taxing authorities. There are no income tax examinations currently in process.

As of September 30, 2009, there have been no material changes in the Company’s gross unrecognized tax benefits or accrued interest and penalties.

The Company classifies interest and penalties related to unrecognized tax benefits as interest expense and general and administrative expense, respectively.

8.              STOCKHOLDERS’ EQUITY

Total stockholders’ equity decreased $3.6 million to $82.8 million at September 30, 2009, from $86.4 million at December 31, 2008. Additional paid-in-capital increased $361,000 as a result of recognition of $390,000 of stock-based compensation expense; offset by $29,000 adjustment to deferred income tax asset as a result of the impact of vested stock options that expired unexercised. Retained earnings decreased $4.0 million solely as a result of the net loss recognized for the nine months ended September 30, 2009. Accumulated other comprehensive loss decreased $93,000 as a result of recognized net gain generated by foreign currency transactions during the nine months ended September 30, 2009.

9.              COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and the nine months ended September 30, 2008 and 2009 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Net income (loss)	$755	$(1,102)	$(686)	$(4,002)
(Loss) gain on foreign currency translation	(92)	36	(92)	93
Comprehensive income (loss), net	$663	$(1,066)	$(778)	$(3,909)

10.       LITIGATION SETTLEMENT

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

The Company recognized $250,000 and $750,000 of income related to the Settlement Agreement during the first and second quarters of 2008, respectively. The Company recognized $250,000 in the first quarter of 2009. This income is reported in other income. As of September 30, 2009, the Company has not recognized any royalties in connection with the Technology License Agreement.

11.       SEGMENT REPORTING

The Company designs, markets and distributes innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. The primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. Operating results are assessed based on geographic areas to make decisions about necessary resources and in assessing performance. Consequently, based on the nature of the financial information that is received by the chief executive officer as chief operating decision maker, the Company has two reportable segments for financial statement purposes. Each segment derives revenue primarily from the sale of HEELYS-wheeled footwear.

	Three Months Ended September 30, 2008
	(in thousands)
	Domestic	International	Unallocated	Consolidated
Net Sales	$14,443	$9,382	$—	$23,825
Cost of Sales	9,932	5,948	—	15,880
Gross Profit	4,511	3,434	—	7,945
Selling, General and Administrative Expenses	4,073	1,546	1,204	6,823
Income from Operations	438	1,888	(1,204)	1,122
Other (Income) Expense, net	(138)	470	(389)	(57)
Income before Income Taxes	$576	$1,418	$(815)	$1,179

	Three Months Ended September 30, 2009
	(in thousands)
	Domestic	International	Unallocated	Consolidated
Net Sales	$2,507	$8,244	$—	$10,751
Cost of Sales	2,496	5,076	—	7,572
Gross Profit	11	3,168	—	3,179
Selling, General and Administrative Expenses	1,861	1,300	714	3,875
(Loss) Income from Operations	(1,850)	1,868	(714)	(696)
Other (Income) Expense, net	17	(227)	(29)	(239)
(Loss) Income before Income Taxes	$(1,867)	$2,095	$(685)	$(457)

	Nine Months Ended September 30, 2008
	(in thousands)
	Domestic	International	Unallocated	Consolidated
Net Sales	$28,136	$27,007	$—	$55,143
Cost of Sales	21,632	18,547	—	40,179
Gross Profit	6,504	8,460	—	14,964
Selling, General and Administrative Expenses	12,008	3,507	2,765	18,280
(Loss) Income from Operations	(5,504)	4,953	(2,765)	(3,316)
Other (Income) Expense, net	(1,458)	403	(1,400)	(2,455)
(Loss) Income before Income Taxes	$(4,046)	$4,550	$(1,365)	$(861)

	Nine Months Ended September 30, 2009
	(in thousands)
	Domestic	International	Unallocated	Consolidated
Net Sales	$9,940	$22,462	$—	$32,402
Cost of Sales	9,071	13,716	—	22,787
Gross Profit	869	8,746	—	9,615
Selling, General and Administrative Expenses	5,902	4,373	5,931	16,206
(Loss) Income from Operations	(5,033)	4,373	(5,931)	(6,591)
Other (Income) Expense, net	(346)	(204)	(174)	(724)
(Loss) Income before Income Taxes	$(4,687)	$4,577	$(5,757)	$(5,867)

The following costs are unallocated in the tables included above: legal, accounting and professional fees which are directly attributable to operating as a public company; fees paid to members of the Company’s Board of Directors; directors and officers insurance; other public company costs; litigation settlements and related costs; and interest income earned on monies held at the Heelys, Inc. entity level. Additionally, although the international operations benefit from product development efforts incurred at the domestic company, these costs have not been allocated to the international operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements due to known and unknown risks, uncertainties and other factors. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, and similar discussions in our other Securities and Exchange Commission filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the Securities and Exchange Commission, before deciding to purchase, hold or sell our securities. We do not have any intention or obligation to update forward-looking statements included in this Quarterly Report on Form 10-Q after the date of this Quarterly Report on Form 10-Q, except as required by law. In addition, the following discussion should be read in conjunction with the information presented in our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008.

Overview

We are a designer, marketer and distributor of innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. Our primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS-wheeled footwear allows the user to seamlessly transition from walking or running to rolling by shifting weight to the heel. Users can transform HEELYS-wheeled footwear into street footwear by removing the wheel. For the nine months ended September 30, 2008, approximately 98% of our net sales were derived from the sale of our HEELYS-wheeled footwear. For the nine months ended September 30, 2009, approximately 97% of our net sales were derived from the sale of our HEELYS-wheeled footwear. The remainder of our net sales was derived from the sale of non-wheeled footwear and branded accessories, such as replacement wheels, helmets and other protective gear.

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

Highlights related to the third quarter of 2009 include:

•                  Domestic net sales decreased $11.9 million, or 82.6%, when compared with the same period last year. This decrease is primarily the result of lower unit sales of our HEELYS-wheeled footwear which we believe may be attributable to the higher inventory levels at certain of our domestic accounts due to their decreased sales resulting from the overall depressed retail environment. The decrease in unit sales was partially offset by increased average selling price per unit on our new back-to-school product line for 2009.

•                  International net sales decreased $1.1 million, or 12.1%, when compared with the same period last year. This decrease is primarily the result of lower unit sales of our HEELYS-wheeled footwear. While we saw improvement in direct sales in our German and French markets and completed a significant sale during the third quarter to our Japanese distributor; we had decreased sales in our European distributor business. We believe the decreased sales to our European distributors are due to the weak economy’s impact on the distributors’ retailers.

•                  Domestic gross profit decreased $4.5 million primarily as a result of lower sales and inventory markdowns of approximately $490,000 incurred to reflect inventory at the lower of cost or market, partially offset by lower distribution labor, freight and storage costs.

•                  International gross profit decreased approximately $266,000 due to the lower sales volume partially offset by lower distribution costs. The gross margin percentage improved to 38.4% for the three months ended September 30, 2009 from 36.6% for the three months ended September 30, 2008 primarily due to the lower distribution costs.

•                  Operating expenses attributable to our domestic operations, decreased $2.2 million, or 54.3%, when compared to the same period last year. This decrease was driven by a decrease in selling and marketing expenses, which is primarily the result of a decrease in consumer advertising resulting from management’s decision to defer advertising and marketing efforts until the fourth quarter; a decrease in cooperative marketing related costs resulting from a decrease in sales to those customers who participate in the cooperative marketing program; a decrease in commissions due to the decrease in sales; and an overall decrease in general and administrative expenses primarily as a result of cost containment efforts.

•                  Operating expenses attributable to our international operations, decreased $246,000, or 15.9%, when compared to the same period last year. This decrease is mainly the result of cost containment efforts by management.

Results of Operations

Net Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Net Sales (in thousands)
Domestic	$14,443	$2,507	$28,136	$9,940
International	9,382	8,244	27,007	22,462
Consolidated	$23,825	$10,751	$55,143	$32,402

Net Sales (as % of Total Consolidated Net Sales)
Domestic	60.6%	23.3%	51.0%	30.7%
International	39.4%	76.7%	49.0%	69.3%
Consolidated	100.0%	100.0%	100.0%	100.0%

Domestically, our net sales decreased $11.9 million, or 82.6%, to $2.5 million for the three months ended September 30, 2009, from $14.4 million for the three months ended September 30, 2008. This decrease was primarily the result of lower unit sales of our HEELYS-wheeled footwear which decreased by 490,000 pairs, or 81.5%, to 111,000 pairs for the three months ended September 30, 2009, from 601,000 pairs for the three months ended September 30, 2008. Net sales decreased $18.2 million, or 64.7%, to $9.9 million for the nine months ended

September 30, 2009, from $28.1 million for the nine months ended September 30, 2008. This decrease was the result of lower unit sales of our HEELYS-wheeled footwear which decreased by 739,000 pairs, or 63.2%, to 430,000 pairs for the nine months ended September 30, 2009, from 1.2 million pairs for the nine months ended September 30, 2008. We believe the decrease in unit sales may be attributable to the higher inventory levels at certain of our domestic accounts as they experience decreased sales due to the overall depressed retail environment. As a result, retailers have been reluctant to place significant orders until their current inventory levels are reduced to targeted levels. For the three months ended September 30, 2009, our average sales price per unit increased, when compared to the three months ended September 30, 2008. The three months ended September 30, 2008 included sales to discount retailers which reduced the average sales price for that period. For the nine months ended September 30, 2009, our average sales price per unit was lower when compared to the same period of the prior year. This decrease in average sales price per unit is attributable to the sale of certain of our older styles at lower prices to a discount retailer in the first and second quarters of 2009.

Internationally, our net sales decreased $1.1 million, or 12.1%, to $8.2 million for the three months ended September 30, 2009, from $9.4 million for the three months ended September 30, 2008. This decrease was the result of lower unit sales of our HEELYS-wheeled footwear which decreased by 14,000 pairs, or 4.9%, to 273,000 pairs for the three months ended September 30, 2009, from 287,000 pairs for the three months ended September 30, 2008. Net sales decreased $4.5 million, or 16.8%, to $22.5 million for the nine months ended September 30, 2009, from $27.0 million for the nine months ended September 30, 2008. This decrease was the result of lower unit sales of our HEELYS-wheeled footwear which decreased by 148,000 pairs, or 16.7%, to 739,000 pairs for the nine months ended September 30, 2009, from 887,000 pairs for the nine months ended September 30, 2008. We believe this decrease in units sold is attributable to lower sales to our European independent distributors, due to their higher inventory levels, which resulted in lower orders for products during the quarter ended September 30, 2009. We believe certain of our European independent distributors have been affected by the weak economy’s impact on the distributors’ retailers. This decrease in sales to our European independent distributors was partially offset by increased sales to our independent distributor in Japan as well as increased sales in our German and French markets where we began to sell direct to retailers effective April 1, 2008 and May 1, 2008, respectively. Additionally, during the three months ended September 30, 2009, our average sales price per unit decreased primarily as a result of the higher sales levels to our independent distributor in Japan.

Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Gross Profit (in thousands)
Domestic	$4,511	$11	$6,504	$869
International	3,434	3,168	8,460	8,746
Consolidated	$7,945	$3,179	$14,964	$9,615

Gross Profit (%)
Domestic	31.2%	0.4%	23.1%	8.7%
International	36.6%	38.4%	31.3%	38.9%
Consolidated	33.3%	29.6%	27.1%	29.7%

Domestically, gross profit decreased $4.5 million to $11,000 for the three months ended September 30, 2009, from $4.5 million for the three months ended September 30, 2008. This decrease was primarily the result of the lower sales volume, inventory markdowns incurred to reflect inventory at the lower of cost or market; partially offset by lower distribution labor, freight and storage costs. For the nine months ended September 30, 2009 gross profit decreased $5.6 million to $869,000, from $6.5 million for the nine months ended September 30, 2008. The decrease is attributable to the lower sales volume, lower average sales price, inventory markdowns of approximately $490,000 to reflect inventory at the lower of cost or market, and the cost associated with testing our products for lead paint levels as a result of the passage of the Consumer Product Safety Improvement Act of 2008.

Internationally, gross profit decreased $266,000 to $3.2 million for the three months ended September 30, 2009, from $3.4 million for the three months ended September 30, 2008. This decrease was primarily the result of the lower sales volume; partially offset by lower distribution costs. The gross margin percentage improved to 38.4% from 36.6% primarily due to the lower distribution costs. For the nine months ended September 30, 2009 gross profit increased $286,000 to $8.7 million, from $8.5 million for the nine months ended September 30, 2008. The gross margin percentage improved from 31.3% for the nine months ended September 30, 2008, to 38.9% for the nine months ended September 30, 2009 primarily due to an increase in the proportion of sales to our direct customers in the German and France territories.

Selling and Marketing Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Selling & Marketing (in thousands)
Domestic	$2,381	$553	$6,608	$1,966
International	385	604	963	2,458
Consolidated	$2,766	$1,157	$7,571	$4,424

Domestically, selling and marketing expense, excluding commissions and payroll and payroll related expenses, decreased $1.3 million to $201,000 for the three months ended September 30, 2009, from $1.5 million for the three months ended September 30, 2008; and decreased $3.7 million to $721,000 for the nine months ended September 30, 2009, from $4.4 million for the nine months ended September 30, 2008. This decrease is primarily attributable to a decrease in consumer advertising and cooperative marketing related costs which decreased $681,000 to $56,000 for the three months ended September 30, 2009, from $737,000 for the three months ended September 30, 2008; and decreased $2.0 million to $189,000 for the nine months ended September 30, 2009, from $2.2 million for the nine months ended September 30, 2008. These decreases were primarily a result of cost containment efforts and management’s decision to defer advertising to the fourth quarter. Additionally, through cooperative advertising programs, we reimburse certain of our domestic retail customers for their costs of advertising our products. Cooperative marketing related costs decreased $185,000 to $20,000 for the three months ended September 30, 2009, from $205,000 for the three months ended September 30, 2008; and decreased $370,000 to $30,000 for the nine months ended September 30, 2009, from $400,000 for the nine months ended September 30, 2008. This decrease in cooperative marketing related costs is primarily a result of the decrease in sales to those customers that participate in the cooperative marketing program.

Internationally, selling and marketing expense, excluding commissions and payroll and payroll related expenses, decreased approximately $27,000 to $232,000 for the three months ended September 30, 2009, from $259,000 for the three months ended September 30, 2008; but increased approximately $566,000 from $537,000 for the nine months ended September 30, 2008, to $1.1 million for the nine months ended September 30, 2009. The decrease for the three months ended September 30, 2009 was primarily a result of cost containment efforts by management and management’s decision to defer advertising to the fourth quarter. The increase for the nine months ended September 30, 2009 was mainly the result of consumer advertising in our German and French markets.

Commissions on domestic sales decreased $368,000 to $158,000 for the three months ended September 30, 2009, from $526,000 for the three months ended September 30, 2008; and decreased $456,000 to $507,000 for the nine months ended September 30, 2009, from $963,000 for the nine months ended September 30, 2008. The decrease in commissions is mainly due to the decrease in domestic sales. Internationally, commissions increased $254,000 to $402,000 for the nine months ended September 30, 2009, from $148,000 for the nine months ended September 30, 2008. This increase is a result of direct sales in our German and French markets which began in April 1, 2008 and May 1, 2008, respectively; prior to that time sales in these markets were through independent distributors. Commissions on international sales for the three months ended September 30, 2009 decreased $18,000 to $122,000 for the three months ended September 30, 2009, from $140,000 for the three months ended September 30, 2008, due to decreased international sales.

Payroll and payroll related costs for our domestic operations decreased $120,000 to $195,000 for the three months ended September 30, 2009, from $315,000 for the three months ended September 30, 2008; and decreased $500,000 to $738,000 for the nine months ended September 30, 2009, from $1.2 million for the nine months ended September 30, 2008. Decrease in payroll and payroll related costs for our domestic operations is mainly the result of reduction in headcount. Payroll and payroll related costs attributable to our international operations decreased approximately $81,000 to $251,000 for the three months ended September 30, 2009, from $332,000 for the three months ended September 30, 2008, due to reduced headcount. For the nine months ended September 30, 2009, payroll and payroll related costs for our international operations increased approximately $329,000 from $625,000 for the nine months ended September 30, 2008, to $954,000 for the nine months ended September 30, 2009. This increase in payroll and payroll related costs for our international operations for the nine months ended September

30, 2009 is due to the opening of our office in Belgium (with branch offices in Germany and France) in February 2008; offset by reduced headcount in 2009.

General and Administrative Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
General & Administrative (in thousands)
Domestic	$1,692	$1,308	$4,707	$3,782
International	1,161	696	2,544	1,915
Unallocated	933	456	2,181	1,844
Consolidated	$3,786	$2,460	$9,432	$7,541

Decrease in consolidated general and administrative expenses is mainly attributable to a decrease in legal, accounting and other professional fees, a decrease in insurance costs, and management’s overall cost containment efforts. Legal, accounting and other professional fees decreased $510,000 to $635,000 for the three months ended September 30, 2009, from $1.1 million for the three months ended September 30, 2008; and decreased $760,000 to $2.3 million for the nine months ended September 30, 2009, from $3.1 million for the nine months ended September 30, 2008. This decrease is mainly attributable to a decrease in legal fees related to our intellectual property and associated enforcement and a decrease in professional fees for accounting and tax related services. Insurance costs decreased $336,000 to $242,000 for the three months ended September 30, 2009, from $578,000 for the three months ended September 30, 2008; and decreased $549,000 to $710,000 for the nine months ended September 30, 2009, from $1.3 million for the nine months ended September 30, 2008.

Unallocated costs are those costs that are directly attributable to operating as a public company. The decrease in these unallocated costs is mainly attributable to management’s cost containment efforts.

Litigation Settlements and Related Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009

Litigation Settlements & Related Costs (in thousands)	$271	$258	$584	$4,087

Litigation settlements and related costs are primarily related to the class action lawsuit (filed in August 2007), the shareholders’ derivative lawsuit (filed in October 2007) and the individual lawsuit (filed in May 2008). During the second quarter of 2009, the Company reached proposed settlements of these lawsuits. See Note 6 to our condensed consolidated financial statements for further discussion.

Severance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009

Severance (in thousands)	$—	$—	$693	$154

On February 1, 2008, the Company entered into a Severance and General Release Agreement (the “Severance Agreement”) with its former Chief Executive Officer (“CEO”). Under the Severance Agreement the former CEO received approximately $470,000 and was entitled to receive up to 14 months for reimbursements for health and life insurance. Additionally, the former CEO agreed to perform certain consulting services for one year with no additional monetary compensation. During the term of the consulting relationship options previously granted to the former CEO continued to vest and as a result we recognized approximately $207,000 in stock-based compensation expense, which was 100% of the related stock-based compensation for those stock options that were expected to vest during the term of the consulting arrangement.

In May 2008, the Company named a replacement CEO. On February 10, 2009, the individual named as the Company’s replacement CEO resigned. In connection with his resignation, he and the Company entered into a Severance and General Release Agreement (the “SGR Agreement”). Under the SGR Agreement, the former CEO received approximately $150,000 and was entitled to receive up to six months of reimbursements for health insurance.

Other (Income) Expense, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009

Other (Income) Expense (in thousands)	$(57)	$(239)	$(2,455)	$(724)

Total other income is comprised of interest income (net of interest expense), other income (net of other expense), and impact of gains/ losses resulting from foreign currency transactions. Interest income decreased $1.5 million to $257,000 for the nine months ended September 30, 2009, from $1.8 million for the nine months ended September 30, 2008. This decrease in interest income is due to a decrease in invested cash balances, mainly as a result of the $27.6 million dividend paid in December 2008, as well as a decrease in interest rates earned on invested cash balances. Other income decreased $729,000 to $358,000 for the nine months ended September 30, 2009, from $1.1 million for the nine months ended September 30, 2008. Other income is primarily the result of the settlement of patent and trademark lawsuits. For the nine months ended September 30, 2009, we recognized a $214,000 net gain generated by foreign currency transactions which is mainly attributable to an intercompany loan due to our U.S. entity from our Belgian entity which must be repaid in U.S. dollars; compared to a $384,000 net loss for the nine months ended September 30, 2008.

Income taxes

We recognized income tax expense of $645,000 for the three months ended September 30, 2009 compared to income tax expense of $424,000 for the three months ended September 30, 2008. The income tax expense for the three months ended September 30, 2008 was based on our actual 2008 year-to-date effective tax rate of 20.0%, because we were not able to determine a reliable estimate of our expected annual effective tax rate. The tax expense for the three months ended September 30, 2009 relates to nondeductible litigation costs and taxes on income realized in international jurisdictions, which has not been determined to be permanently reinvested in foreign subsidiaries, partially offset by the expected decrease in valuation allowance.

For the nine months ended September 30, 2009, we recognized an income tax benefit of $1.9 million (effective tax rate of 31.9%); compared to an income tax benefit of $175,000 for the nine months ended September 30, 2008 (effective tax rate 20.0%). The effective tax rate for the nine months ended September 30, 2009, differs from the federal statutory rate of 35% primarily because of the forecasted decrease in the valuation allowances in the U.S., France and Germany, which is offset by litigation costs determined by the Company to be nondeductible as well as an increase in the U.S. residual income tax liability on earnings generated outside of the U.S.

Liquidity and Capital Resources

Our primary cash need is for working capital, which we generally fund with cash flow from operating activities, and may be impacted by fluctuations in demand for our products, investments in our infrastructure and expenditures on marketing and advertising. The table below sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Nine Months Ended September 30,
	2008	2009
	(in thousands)
Cash and cash equivalents at beginning of period	$98,771	$68,446
Cash (used in) provided by operating activities	(5,651)	772
Cash used in investing activities	(2,324)	(436)
Cash provided by (used in) financing activities	2,010	(508)
Effect of exchange rate changes on cash and cash equivalents	435	119
Cash and cash equivalents at end of period	$93,241	$68,393

For the nine months ended September 30, 2009, cash provided by operating activities was $772,000 compared to $5.7 million used in operating activities for the nine months ended September 30, 2008. Cash provided by operating activities for the nine months ended September 30, 2009 was primarily the result of a net loss of $4.0 million adjusted for non-cash items including depreciation and amortization expense of $600,000, stock-based compensation expense of $390,000, partially offset by a $2.3 million change in net deferred income tax benefits, an unrealized gain of $216,000 due to the effect of changes in the foreign exchange rate related to an intercompany loan due to our U.S. entity from our Belgian entity which must be repaid in U.S. dollars and a $6.3 million change in operating assets and liabilities.

Other items impacting the cash flow from operating activities included:

•                  $2.6 million decrease in accounts receivable, net of allowances, mainly due to the decrease in sales.

•                  $2.4 million decrease in net inventories due partly to the higher than normal inventory levels at December 31, 2008 and partly due to management’s efforts to reduce inventory levels in 2009. Decrease in inventory reserves is mainly due to the sale of discounted inventory during the period, as well as the reduction in inventory.

•                  $218,000 increase in prepaid and other current assets due to the recognition of a $253,000 receivable from the Company’s insurance carriers relating to reimbursable litigation related costs (see Note 6 to our condensed consolidated financial statements for further discussion), as well as recognition of a $125,000 receivable from the Litigation Settlement with Elan Polo (see Note 10 to our condensed consolidated financial statements for further discussion). These increases were partially offset by amortization of prepaid insurance.

•                  $740,000 increase in accounts payable primarily due to an increase in payables to our manufacturers mainly due to timing.

•                  $322,000 net increase in accrued expenses. Net increase in accrued expenses is the result of an increase in accrued litigation settlement costs; offset by the settlement during the current year of certain liabilities accrued for as of December 31, 2008, and the decrease/increase in general operating liabilities as a result of timing and/or cost containment efforts by management. Accrued litigation settlement increased $2.0 million as a result of the proposed settlements reached during the second quarter of 2009 with regards to the lawsuits filed in connection with the Company’s initial public offering. This increase was offset by a $394,000 payment of amounts due in connection with agreements entered into in 2008 with our independent distributors in the German and French markets to terminate their rights to distribute our products;  the payment of severance in the amount of $304,000 and the settlement of a $235,000 loss on purchase commitment both of which were accrued for as of December 31, 2008.

•                  $532,000 increase in income taxes payable/receivable primarily due to the receipt of an income tax refund in the second quarter of 2009; offset by the net accrual of income tax payable/receivable for the nine months ended September 30, 2009.

Net cash used in investing activities totaling $436,000 for the nine months ended September 30, 2009 relates primarily to investments of $187,000 in capital expenditures for website development, $124,000 for product molds and designs, and $102,000 related to patents and trademarks. Net cash used of $2.3 million during the nine months ended September 30, 2008 was mainly due to the $1.9 million paid in connection with the termination of agreements with our independent distributors in the German and French markets. The balance of the cash used was attributable to the opening of our offices in Belgium, Germany and France as well as for upgrades to our information technology systems.

Cash used in financing activities for the nine months ended September 30, 2009 was for payments of our previously acquired goodwill and intangible assets associated with the termination of agreements with our independent distributors in the German and French markets in the first and second quarters of 2008. For the same period in 2008, net cash was provided from the exercise of stock options.

We believe that our cash flow from operating activities, together with the net proceeds from the initial public offering of our common stock in December 2006, will be sufficient to meet our liquidity needs and capital expenditure requirements for at least the next 12 months.

Contractual Obligations and Commercial Commitments

As of September 30, 2009, there were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Vulnerability Due to Customer Concentration / Geographical Concentration

For the three and nine months ended September 30, 2009, AG Corporation (our independent distributor in Japan) accounted for 20.8% and 19.8% of our net sales; and Oxylane Group (a direct retail customer in France operating under the name Decathlon Group) accounted for 7.8% and 10.3% of our net sales. For the three and nine months ended September 30, 2008, AG Corporation accounted for 3.9% and 4.8% of our net sales; and Oxylane Group accounted for 2.2% and 1.6%. For the three and nine months ended September 30, 2008, Journeys accounted for 14.1% and 8.9% of our net sales; and Famous Footwear accounted for 11.1% and 8.5% of our net sales. For the three and nine months ended September 30, 2009, Journeys accounted for 1.0% and less than 1% of our net sales; and Famous Footwear accounted for 1.2% and 3.8% of our net sales. No other retail customer or independent distributor accounted for 10% or more of our net sales for any of these periods.

For three and nine months ended September 30, 2009, domestic sales accounted for 23.3% and 30.7% of total net sales; compared to 60.6% and 51.0% for the three and nine months ended September 30, 2008. International sales accounted for 76.7% and 69.3% of total net sales for the three and nine months ended September 30, 2009; compared to 39.4% and 49.0% of total net sales for the three and nine months ended September 30, 2008.

For the three and nine months ended September 30, 2009, sales in our Japanese market accounted for 20.8% and 19.8% of our net sales; sales in our German market accounted for 11.6% and 14.2% of our net sales; and sales in our French market accounted for 20.8% and 20.3% of our net sales. For the three and nine months ended September 30, 2008, sales in our German market accounted for 5.8% and 5.9% of our net sales; and sales in our French market accounted for 8.2% and 6.2% of our net sales. No other countries, except for the United States, accounted for 10% or more of our net sales for any these periods.

We anticipate that our net sales may remain concentrated for the foreseeable future. If any of our significant retail customers or independent distributors decreases its purchases of our products or stops purchasing our products, our net sales and results of operations could be adversely affected.

Recent Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934) as of September 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2009 were effective.

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

The Company, its former Chief Executive Officer, its former Chief Financial Officer, and its directors who signed the Company’s registration statement filed with the Securities and Exchange Commission in connection with the Company’s December 7, 2006 initial public offering (the “IPO”)—along with Capital Southwest Corporation, Capital Southwest Venture Corporation and the underwriters for the IPO—are defendants in a lawsuit originally filed on August 27, 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Brian Rines, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased the Company’s common stock pursuant to or traceable to the IPO registration statement. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933. The plaintiff seeks an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Four similar lawsuits were also filed in September and October 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Vulcan Lee, John Avila, Gerald Markey and Robert Eiron on behalf of the same plaintiff class, making substantially similar allegations under Sections 11, 12 and 15 of the Securities Act of 1933, and seeking substantially similar damages. These lawsuits were transferred to a single judge and were consolidated into a single action. Lead plaintiffs and lead counsel were appointed. An amended consolidated complaint was filed on March 11, 2008. The amended complaint alleges that the prospectus used in connection with the Company’s IPO contained misstatements of material fact or omitted to state material facts necessary in order to make the statements made not misleading relating to among other allegations, safety concerns and injuries associated with the Company’s products and their alleged impact on demand, visibility into the Company’s sales channel and competition from knockoffs, in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and requests substantially similar damages and relief as previously mentioned. On August 14, 2008, the Court denied Defendants’ motions to dismiss the amended complaint, and discovery commenced. During a mediation conducted by the Hon. Nicholas H. Politan (ret.), Plaintiffs and Defendants reached a proposed settlement pursuant to which Defendants will pay Plaintiffs and a proposed plaintiff settlement class a total of $7.5 million, including attorneys’ fees and expenses. The Company has also reached an agreement with its insurers for the Company’s insurance policies to fund the majority of this settlement amount. On July 31, 2009, the Court preliminarily approved the settlement and scheduled a final fairness hearing for November 17, 2009 to consider final approval of the settlement. Notice of the settlement has been provided to shareholders, who were provided an opportunity to object to the settlement or to opt out of the proposed settlement class by October 15, 2009.  To date, no objections to the settlement have been filed, and the final approval hearing is expected to take place on November 17, 2009.

On October 3, 2007 and October 24, 2007, in the United States District Court for the Northern District of Texas, Dallas Division, Jack Freeman and Brian Mossman, respectively brought shareholders’ derivative actions, for the Company’s benefit, as nominal defendant, against the Company’s former Chief Executive Officer, the Company’s former Director of Research and Development, the Company’s former Chief Financial Officer, the Company’s former Senior Vice President and certain current and former members of the Company’s board of directors. The complaints allege violations of Sections 11, 12(a)(2) and 14(a) of the Securities Act of 1933 and breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named defendants. The complaints seek unspecified amounts of compensatory damages, voiding the election of the director defendants, as well as interest and costs, including legal fees from the defendants. The Company is a nominal defendant, and the complaint does not seek any damages against the Company; however, the Company may have indemnification obligations to one or more of the defendants under the Company organizational documents. The derivative lawsuits were transferred to a single judge and were consolidated into a single derivative lawsuit. An amended consolidated complaint making substantially similar allegations and claims for damages was filed on March 14, 2008. On August 14, 2008, the Court denied Defendants’ motions to dismiss the amended complaint, and discovery commenced. During a mediation conducted by the Hon. Nicholas H. Politan (ret.), Plaintiffs and Defendants reached a proposed settlement pursuant to which Defendants agreed to institute certain corporate governance changes at the Company and to pay plaintiffs’ counsel attorneys’ fees and expenses of $1.0 million. The Company also reached an agreement with its insurers for the Company’s insurance policies to fund the majority of this settlement amount. On July 31, 2009, the Court preliminarily approved the settlement and scheduled a final fairness hearing for November 17, 2009 to consider final approval of the settlement. Notice of the settlement has been provided to shareholders, who were provided an opportunity to object to the settlement by November 3, 2009. To date, no objections to the settlement have been filed, and the final approval hearing is expected to take place on November 17, 2009.

The Company, its former Chief Executive Officer, its former Chief Financial Officer, and its directors who signed the Company’s registration statement filed with the Securities and Exchange Commission in connection with the Company’s December 7, 2006 initial public offering (the “IPO”)—along with Capital Southwest Corporation, Capital Southwest Venture Corporation and the underwriters for the IPO—were defendants in a lawsuit originally filed on May 16, 2008 by individual shareholder Carl Dick in the County Court of Law No. 1, Dallas County, Texas. This lawsuit asserted claims that were substantially similar to those asserted in the consolidated class action described above. Plaintiff alleged that he purchased over 600,000 shares of Heelys for approximately $17.4 million. Plaintiff claimed to have sold his stock for a loss of approximately $11 million, which he sought to recover plus interest, costs, and attorney fees. Plaintiff’s second amended petition alleged violations of Sections 11 and 15 of the Securities Act of 1933, Sections 33(A), (C), and (F) of the Texas Securities Act, and Section 27.01 of the Texas Business and Commerce Code. Defendants withdrew their previously-filed special exceptions to Plaintiff’s petition seeking to have all claims dismissed. On August 21, 2009, Plaintiff and Defendants settled this case for $5.25 million. The Company paid $2.5 million of this settlement amount on August 25, 2009, which has been reimbursed by the Company’s insurance policies. The remaining $2.75 million must be paid on or before December 1, 2009, and the Company’s insurance policies will reimburse approximately $253,000 of this amount. Pursuant to the settlement agreement, the lawsuit was dismissed with prejudice on September 18, 2009.

The proceedings in the federal court have reached proposed settlements for which the Company’s insurance policies will fund the majority of the settlement amounts and related legal defense costs. During the third quarter of 2009, the Company paid its expected share of the proposed settlement amounts in the class action and derivative action matters as well as a portion of its share of the settlement amount in the state court matter. The Company’s remaining liability of approximately $2.8 million relating to the state court action has been accrued for as of September 30, 2009.  In addition, the Company reached an agreement with its insurance carriers that the Company would pay a portion of the professional fees incurred subsequent to April 1, 2009. Per the agreement, the Company has agreed to pay the costs and then receive partial reimbursement from its insurance carriers. Accordingly, the Company has recorded a receivable of approximately $253,000 as of September 30, 2009.The proposed class action and derivative settlements are subject to approval by the court.

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

The net proceeds to us from the offering were approximately $58.8 million, after deducting underwriting discounts and commissions and other expenses incurred in connection with the offering. As of September 30, 2009, we had used $8.5 million of these proceeds to repay amounts outstanding under our revolving credit facility and $27.7 million for working capital purposes ($8.5 million in December 2006 and $19.2 million during 2007), and $8.6 million in 2008 to expand our international operations. We intend to use the remaining proceeds to fund infrastructure improvements, working capital needs and other general corporate purposes.

Item 3.   Default Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

Exhibit No.	Description
10.1

Executive Employment Agreement, dated as of July 17, 2009, by and between Heeling Sports Limited and Thomas C. Hansen (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 20, 2009)*.

10.2	Compromise and Settlement Agreement, effective as of August 21, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on September 1, 2009).

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Thomas C. Hansen, Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Lisa K. Peterson, Chief Financial Officer.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

* Management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEELYS, INC.

Date: November 12, 2009	By:	/s/ Thomas C. Hansen
Thomas C. Hansen
Chief Executive Officer

HEELYS, INC.

Date: November 12, 2009	By:	/s/ Lisa K. Peterson
Lisa K. Peterson
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
10.1

Executive Employment Agreement, dated as of July 17, 2009, by and between Heeling Sports Limited and Thomas C. Hansen (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 20, 2009)*.

10.2	Compromise and Settlement Agreement, effective as of August 21, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on September 1, 2009).

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Thomas C. Hansen, Chief Executive Officer.

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Lisa K. Peterson, Chief Financial Officer.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

* Management contract or a compensatory plan or arrangement.