Form 10-K
period 2009-12-31
Heelys, Inc.
filed 2010-03-12
CIK 1373980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009 Or
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
Yes ☐ No ☒

         As of June 30, 2009, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $21.6 million (based upon the closing price for the registrant's common stock on The Nasdaq Stock Market of $1.99 per share). For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 5% of the registrant's common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

         As of March 8, 2010, there were 27,571,052 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2010, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Cautionary Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934, as amended, or the "Exchange Act," that are based on information currently available to management as well as management's assumptions and beliefs. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, and our expectations, beliefs, intentions or future strategies that are signified by terminology such as "subject to," "believes," "anticipates," "plans," "expects," "intends," "estimates," "may," "will," "should," "can," the negatives thereof, variations thereon, similar expressions, or discussions of strategy. These forward-looking statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Annual Report on Form 10-K, the risk factors set forth in Part I, "Item 1A. Risk Factors," in this report may affect our performance and results of operations. Those risks, uncertainties and factors include, but are not limited to, the fact that substantially all of our net sales are generated by one product, our intellectual property may not restrict competing products that infringe on our patents from being sold, continued changes in fashion trends and consumer preferences and general economic conditions, we are dependent upon independent manufacturers, we may not be able to successfully introduce new product categories and the other factors described in our filings with the Securities and Exchange Commission. Investors are urged to consider these risks, uncertainties and factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

 PART I

Item 1.    Business

        Throughout this report, references to the "Company," "we," and "our" refer to Heelys, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

Overview

        We are a designer, marketer and distributor of innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. Our primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS-wheeled footwear allows the user to seamlessly transition from walking or running to rolling by shifting weight to the heel. Users can transform HEELYS-wheeled footwear into street footwear by removing the wheel. We believe our distinctive product offering and our HEELYS brand is synonymous with a popular lifestyle activity. We were initially incorporated as Heeling, Inc. in Nevada in 2000 and were reincorporated in Delaware in August 2006 and changed our name to Heelys, Inc. Through our general and limited partner interests, we own 100% of Heeling Sports Limited, a Texas limited partnership, which was formed in May 2000. In February 2008, we formed Heeling Sports EMEA SPRL, a Belgium corporation and indirect wholly-owned subsidiary, with offices in Brussels, Belgium, to manage our operations in Europe, the Middle East and Africa.

        We are subject to the informational requirements of the Exchange Act, and, accordingly, file reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). We maintain a website on the World Wide Web at www.heelys.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits thereto, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the SEC. Our reports that are filed with, or furnished to, the SEC are also available at the SEC's website at www.sec.gov, which contains material regarding issuers that file electronically with the SEC. You may also obtain copies of any of our reports filed with, or furnished to, the SEC, free of charge, at the SEC's public reference room at 100 F Street, N.E., Washington, DC 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Our Business

        We currently offer HEELYS-wheeled footwear in the United States and certain other countries. Heelys-wheeled footwear is protected by numerous patents and trademarks. In 2009, approximately 98% of our net sales were derived from the sale of our HEELYS-wheeled footwear. The remainder of our net sales were derived from the sale of non-wheeled footwear and branded accessories, such as replacement wheels.

        We sell our products through distribution channels that generally merchandise our products in a manner that we believe enhances and protects our HEELYS brand image. Domestically, our products can be purchased from full-line sporting goods retailers such as The Sports Authority, Academy, Big 5 and Modell's; department stores such as JCPenney; specialty apparel and footwear retailers such as Skechers and Journeys; and family footwear stores such as Famous Footwear and Shoe Carnival. Our products can also be purchased from select online retailers such as Zappos.com and Amazon.com. In 2009, we distributed certain styles through Ross, a discount retailer, in order to sell excess inventory. In 2009, 34.6% of our net sales were derived from retailers in the United States. Historically, our products have been sold internationally through independent distributors with exclusive rights to specified international markets. During the first quarter of 2008, we opened an office in Belgium to focus on expanding our international opportunities by working more closely with our distributors, establishing relationships with distributors in new international markets and, in select markets, selling our products direct to retail customers. Effective March 31, 2008 and April 30, 2008, respectively, we entered into agreements with our former distributor in Germany and Austria (German market) and our former distributor in France, Monaco and Andorra (French market) whereby we terminated their rights to distribute our products in their specified markets. We took over the distribution of our products in the German market effective April 1, 2008 and in the French market effective May 1, 2008.

        In 2008, we opened a representative office in Qingdao, China. This office serves multiple sourcing functions including quality control, price negotiation, logistics and product development.

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

        We believe our products appeal to a broad range of young, active consumers around the world who enjoy wheeled sports activities. The primary market for HEELYS-wheeled footwear is five to fourteen year-old boys and girls.

Products

        Our primary product is HEELYS-wheeled footwear, patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS-wheeled footwear allows the user to seamlessly transition from walking or running to rolling by shifting weight to the heel. Users can remove the wheel to transform HEELYS-wheeled footwear into street footwear. HEELYS-wheeled footwear is offered in more than 20 styles, incorporating various comfort and performance features and colors at multiple retail price points. We traditionally offer a new line of HEELYS-wheeled footwear twice each year for the spring/summer selling season and the back-to-school/holiday selling seasons.

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

        Two-Wheel.    Our two-wheel HEELYS-wheeled footwear includes two detachable wheels, are designed for novice users and are offered only in children's sizes. The two-wheel HEELYS-wheeled footwear has been sold primarily to our distributor in Japan; however, we plan to launch this product in the domestic market in 2010.

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

Product Design and Development

        We attempt to update and refine our product offerings in response to evolving consumer preferences. We believe that introducing new products, performance features and designs better positions us to achieve targeted price points, drive incremental consumer demand for our products and encourage repeat purchases. We attempt to monitor changing consumer trends and identify new product opportunities through contact with our target consumers and dialogue between our sales representatives and our retail customers.

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

        Currently, we do not sell our products to traditional mass merchants or directly to consumers. We sold certain styles to select discount retailers in order to reduce our inventory levels and dispose of excess inventory in 2008 and 2009. We expect sales to discount retailers will decline in 2010 due to our lower inventory levels. In 2010, we expect we will sell certain styles directly to consumers via our website.

Domestic Sales

        Our products are sold through retail customers, including a variety of full-line sporting goods retailers, specialty apparel and footwear retailers, select department stores, family footwear stores and select online retailers. We attempt to choose retail customers who appeal to our target market and who are able and willing to merchandise our products in a manner we believe is consistent with our brand message and positioning. The Sports Authority, Academy, JCPenney, Big 5, Modell's, Skechers, Journeys, Famous Footwear, Shoe Carnival, Zappos.com and Amazon.com are examples of our domestic retail customers. In 2008 and 2009, our domestic net sales were $37.1 million and $15.2 million respectively, representing 52.4% and 34.6% of our total net sales, respectively.

        We intend to actively manage our domestic distribution by controlling the number of stores in which HEELYS-wheeled footwear is sold. In 2008, we elected to reduce the number of stores offering Heelys to better balance supply and demand. When market conditions are favorable, we will consider adding new retail customers and additional doors to enhance our existing geographical distribution.

        We are committed to providing the highest levels of service to our retail customers. Our domestic retail accounts are served by a national sales force of sales representatives who are employed by independent sales agencies. Each independent sales agency is assigned an exclusive territory and is compensated on a commission basis. This external sales force is responsible for substantially all of our domestic sales.

International Sales

        As of December 31, 2009, we offered our products internationally through 31 independent distributors, each of which has exclusive rights to a designated territory. In 2009, our largest international territory managed by an independent distributor was Japan, which accounted for 17.5% of our total net sales. We select our independent distributors based on their relationships with appropriate retailers, their ability to effectively represent the HEELYS brand and their execution of our distribution strategy. In order to maintain a consistent brand image throughout the world, we provide marketing, distribution and product training support to our independent distributors. Each distributor must meet minimum sales goals and is responsible for funding its local marketing campaigns, maintaining its own inventory and providing sufficient sales, distribution and customer service infrastructure.

        During the first quarter of 2008, we opened an office in Belgium, with branch offices in Germany and France, in order to focus on expanding our international opportunities by working more closely with our distributors, establishing relationships with distributors in new international markets and, in select markets, selling our products direct to retail customers. Effective March 31, 2008 and April 30, 2008, respectively, we entered into agreements with our former distributor in Germany and Austria (German market) and our former distributor in France, Monaco and Andorra (French market) whereby we terminated their rights to distribute our products in their specified markets. We took over the distribution of our products in the German market effective April 1, 2008 and in the French market effective May 1, 2008. In 2009, our German and French markets accounted for 14.4% and 19.8% of our net sales, respectively.

        In 2008 and 2009, our international net sales were $33.6 million and $28.6 million, respectively, representing 47.6% and 65.4% of our total net sales, respectively. We believe international distribution represents a growth opportunity for us that we intend to take advantage of by encouraging our existing distributors to expand their market presence, by establishing relationships with distributors in new international markets and, in select markets, selling our products direct to retail customers.

        In our international markets we employ third party distributors in most countries and they have their own direct and independent sales representatives. In our direct international markets, we utilize both employees and independent sales representatives.

Principal Customers

        In 2008, Journeys accounted for 9.9% of our net sales. In 2009, AG Corporation and Oxylane Group accounted for 17.5% and 10.9% of our net sales, respectively. AG Corporation is the Company's independent distributor in Japan, and Oxylane Group is a French sporting goods retail chain operating under the name Decathlon. No other retail customer or independent distributor accounted for 10% or more of our net sales in either of these periods.

Marketing

        Our marketing strategy is to position our products and the HEELYS brand to represent a lifestyle that allows our consumers to have Freedom and Fun with the sense that they are Fearless, providing them a sense of excitement and individuality. We utilize a multi-faceted strategy to promote awareness of and generate demand for the HEELYS brand. This strategy includes a mix of mass advertising, point of purchase, or "POP," displays, product placement, targeted licensing agreements and partnerships, public relations, celebrity/influential product trials and experiential marketing activities. While we fund the cost of these activities domestically, as well as in our direct distribution international markets, our international independent distributors are solely responsible for these costs in their respective markets.

Television Advertising

        Television advertisements have traditionally been an important and effective tool for increasing awareness of our brand and products among our target consumers because these advertisements allow us to show consumers HEELYS-wheeled footwear in action. Advertisements have aired nationally and in selected regions of the United States and Europe during our primary selling seasons. As part of our regional television advertising strategy, we typically feature the name of a local retail customer at the end of our television advertisements. This tactic is intended to drive consumers to specific retail customers and allow us to evaluate the effectiveness of our advertising.

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

Product Placement

        Kids, Tweens and Teens look to celebrities, musicians and other stars for inspiration and fashion cues. Therefore, we identify and secure, through our agency relationships, "product-in-use" opportunities for our domestic and international markets ranging from feature films to television and celebrity endorsement. We believe product placement activities enable us to build awareness of and demand for our products in a cost-effective manner.

Targeted Licensing Agreements and Partnerships

        As our target demographic looks for inspiration from the celebrity world, our consumers are also fans of sporting teams and other corporations that market their products to our same customer. Partnerships and licensing agreements allow us to communicate with consumers, along with other non-competing brands, in an effort to establish a broader relationship with the consumer. It also allows us to get the most of our marketing funds by working with other brands that want to send the same or similar message.

Cooperative Marketing

        In partnership with our domestic retailers, we offer cooperative marketing support. Our cooperative marketing initiatives are aimed at increasing overall demand for HEELYS as well as driving HEELYS sales to our key retail partners. Examples of cooperative marketing include company-approved POP display materials, television, radio, print and web based advertising, gift with purchase promotions and customized event marketing demonstrations. We will continue to collaboratively work with our retail partners in an effort to drive the overall awareness and demand for HEELYS.

Website

        We are currently redesigning and upgrading the www.heelys.com website. The project's goal is to provide a more interesting, informative and fun site for the online community of HEELYS users. The redesigned website will allow HEELYS to have an on-line store for select products. In addition, the new site will allow us to advertise one main URL, to have a global look and feel and let our international offices modify language and specific product information while keeping the same branded look and allow our consumers to choose their country and language.

Manufacturing and Sourcing

        We do not own or operate any manufacturing facilities and we purchase our products as finished goods from independent manufacturers. We do not have any long-term manufacturing contracts, choosing instead to retain the flexibility to change our manufacturing sources if necessary. We believe alternate manufacturing or supply sources are available at comparable costs to those we currently utilize.

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

        In 2008, we opened a representative office in Qingdao, China. This office serves multiple sourcing functions including quality control, price negotiation, logistics and product development. Prior to 2008, an independent sourcing agent helped us identify and develop relationships with manufacturers of our footwear products and provided quality inspection, testing, logistics and product development and design assistance. We paid for these services on a commission basis.

Order Fulfillment and Inventory Management

        Our products are inspected, bar coded and packaged by our independent manufacturers. Our independent manufacturers mark, label and pre-ticket our products for certain of our larger retail customers. The product is then transported either to the port in Long Beach, California, to a third-party distribution facility in Belgium, or directly to the customer.

        For products shipped to the United States, after the products clear U.S. customs, we use an independent freight forwarder and customs broker to ship them via rail by container to our distribution center located in Carrollton, Texas or directly to our retail customers. During 2008, we also shipped products to a warehouse in San Pedro, California which was managed by a third party logistics provider. In 2009, we no longer used this third party logistics provider. Upon receipt at our warehouse, merchandise is inspected and recorded in our management information systems and packaged for delivery. We maintain electronic data interchange, or "EDI," connections with many of our larger retail customers in order to automate order tracking and inventory management.

        Prior to establishing our Belgian subsidiary, substantially all of our products destined for international distribution were sent directly by our independent manufacturers to our independent distributors. After we opened an office in Belgium we expanded the use of a third-party distribution facility in Belgium to help facilitate fulfillment of orders to international customers, and now some products destined for sale by our Belgian subsidiary are sent to this third-party distribution facility.

        To allow us to better plan our production volume with our manufacturers, we offer our retail customers discount incentives to place advance orders. Historically, we received most of our orders three to four months in advance of the scheduled delivery dates. In the current economic environment, our retail customers are being cautious when placing orders and have shifted towards shorter lead times and at-once inventory purchases. This has transferred more of the risk of purchasing and carrying inventory to us. We seek to manage our inventory risk by monitoring available sell-through data and seeking input on anticipated consumer demand from our retail customers.

Intellectual Property—Patents and Trademarks

        We have both domestic and international patent coverage for the technology incorporated in our HEELYS-wheeled footwear and own more than 90 issued patents and pending patent applications in more than 25 countries, of which more than 55 are related to wheeled footwear. Our first patent was a method patent that was issued in June 2002 and includes coverage for wheeled footwear, including HEELYS-wheeled footwear, with a wheel in the heel that allows the user to transition from walking or running to rolling by shifting weight to at least one wheel in the heel. We also own a variety of trademarks, with more than 95 registered and pending trademarks with rights in more than 60 countries.

        We have vigorously enforced and expect to continue to vigorously enforce our intellectual property rights against infringers domestically and internationally. Despite the challenges inherent in combating infringers in international jurisdictions that may not protect intellectual property rights to the same extent as the United States, we have cooperated with the appropriate authorities and they have conducted successful raids, customs seizures and product confiscations of products that infringe our intellectual property rights in various countries. We have obtained agreements from importers and retailers to cease and desist all infringing activities and, in some cases have been paid monetary compensation. We have also successfully asserted our patent rights against manufacturers of infringing products.

Seasonality

        Similar to other vendors of footwear products, sales of our products are subject to seasonality. There are three major buying seasons in footwear: spring/summer, back-to-school and holiday. We offer two primary lines: spring/summer and a combined back-to-school/holiday line. A few new styles will typically be added for the holiday season. Shipments for spring/summer take place during the first quarter and early weeks of the second quarter, shipments for back-to-school generally begin in May and finish in late August and shipments for the holiday season begin in October and finish in early December. Historically, we have experienced greater revenues in the second half of the year than those in the first half due to a concentration of shopping around the back-to-school and holiday seasons.

Employees

        As of December 31, 2009, we employed a total of 51 full-time employees. We also employ temporary warehouse employees during peak shipment periods. We are not a party to any labor agreements and none of our employees are represented by a labor union.

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

        We retain certain property and casualty risks based on our analysis of the risk, the frequency and severity of a loss and the cost of insurance for the risk. We believe the risk we have assumed through retention is not significant and payments of retained claims will not have an adverse impact on our performance.

Information Technology Systems

        Our information technology systems are designed to provide us with, among other things, comprehensive order processing, production, accounting and management information for the sourcing, importing, distribution and marketing aspects of our business. We maintain an EDI system that provides a computer link between us and certain of our customers, which enables us to monitor their purchases, inventory and retail sales and also improves our efficiency in responding to their needs. We believe our information technology systems are sufficient to meet our current needs. However, we will continue to assess the need to expand and upgrade our information technology systems to support actual or expected future needs.

Competition

        We compete with companies that focus on the young consumer across a number of markets, including footwear, sporting goods and recreational products. Many of these companies have substantially greater financial, distribution and marketing resources than we have. Product design, performance, styling, comfort, quality, brand awareness, timeliness of product delivery and pricing are all important elements of competition in the markets for our products. We believe the strength of our HEELYS brand, the intellectual property related to the design of HEELYS-wheeled footwear, the quality of our products and our relationships with retailers and distributors allow us to compete effectively in the markets we serve. In certain international markets, where enforcing our intellectual property rights is more difficult than in the United States, and occasionally in the domestic market, we compete against counterfeit, knockoff and infringing products, which typically are offered at lower prices.

Backlog

        Historically, we received most of our orders three to four months prior to the date the products were shipped to customers. At December 31, 2009, our backlog was approximately $2.0 million, compared to approximately $4.3 million at December 31, 2008. Although generally these orders are not subject to cancellation prior to the date of shipment, cancellations have and may continue to occur. In the current economic environment, our retail customers are being cautious when placing orders and have shifted towards shorter lead times and at-once inventory purchases. For a variety of reasons, including the timing of release dates for our product offerings, shipments, order deadlines and receipt of orders, backlog may not be a reliable measure of future sales and may not be comparable from one period to another.

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

        In 2008 and 2009, we generated approximately 98% of our net sales from our HEELYS-wheeled footwear and we expect to continue to depend upon HEELYS-wheeled footwear for substantially all of our net sales in the foreseeable future. Because we are currently dependent on a single line of products, factors such as changes in consumer preferences may have a disproportionately greater impact on us than if we offered multiple product categories. If consumer interest in HEELYS-wheeled footwear or wheeled sports activity products in general declines, we would likely experience a significant loss of sales, cancellation of orders from customers, loss of customers, excess inventories, higher reserves for marketing discretionary fund assistance, increased reserves for inventory returns, inventory markdowns and discounts to our retail customers, deterioration of our brand image, and lower revenues and gross and operating margins, as a result of price reductions and may be forced to liquidate excess inventories at a discount, any or all of which would have a material adverse impact on our business and operations. There can be no assurance our products will hold long-term consumer appeal.

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

        In addition, we may not be able to detect infringement of our intellectual property rights quickly or at all, and at times in the past we have not been, and we may not be, successful combating counterfeit, infringing or knockoff products, thereby damaging our competitive position. For example, on many occasions, we have identified knockoff products sold by others we believe may infringe upon our intellectual property rights. Knockoff products often are sold under a brand name that is the same as or substantially similar to the HEELYS name. Knockoff and counterfeit products may continue to emerge, as others seek to trade on the goodwill of the HEELYS name and benefit from consumer demand for our products. We may not be able to detect all knockoff and counterfeit products and may lose our competitive position in a given geographic market before we become aware of any such infringement.

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

A downturn in the global economy and adverse trends in retailing could have a material adverse effect on our results of operations.

        In the current economic environment, consumer confidence is low resulting in a reduction in discretionary consumer spending. When discretionary consumer spending is reduced, purchases of our products may decline. We have noticed caution from our retail customers and this may continue to result in lower than expected orders by some of our customers. Continued uncertainties regarding future economic prospects could have a material adverse effect on our results of operations. A global economic slowdown could adversely affect the demand for our products and pressure our gross margins due to, among other potential factors, higher promotional spending, recessionary economic cycles, higher interest borrowing rates, higher fuel and other energy costs, inflation, increases in commodity process, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect consumer spending or buying habits. Reduced sales by some of our retail customers or independent distributors, along with the possibility of their reduced access to, or inability to access, the credit markets, may result in various retailers or independent distributors experiencing significant financial difficulties. Financial difficulties of retail customers could result in reduced sales to those customers or could result in store closures, bankruptcies or liquidations. Higher credit risk relating to receivables from retail customers experiencing financial difficulty may result. The economic downturn in the United States, European and broader global economy or continued uncertainties regarding future economic prospects could have a material adverse effect on our results of operations.

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

  •
  design our HEELYS-wheeled footwear to appeal to a wider range of consumers; and

  •
  introduce appealing new products and performance features on a timely basis.

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

        Our success is dependent upon the willingness and ability of our retail customers to market and sell our products to consumers, as well as the success of our independent distributors in developing foreign markets for our products. For the year ended December 31, 2008, Journeys and Famous Footwear accounted for approximately 9.9% and 8.8% of our net sales, respectively. For the year ended December 31, 2009, AG Corporation and Oxylane Group accounted for approximately 17.5% and 10.9% of our net sales, respectively. AG Corporation is the Company's independent distributor in Japan, and Oxylane Group is a French sporting goods retail chain operating under the name Decathlon. No other retail customer or independent distributor accounted for 10% or more of our net sales in either of these periods. If any of these or our other significant retail customers or independent distributors were to experience financial difficulties, reduce the quantity of our products it sells, discount the retail sales price, request markdown assistance or additional marketing assistance, or stop selling our products, our financial condition and results of operations could be adversely affected.

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

Changes in the manner in which, or mix of retail customers to whom, we distribute our products could impact our gross margin and brand image, which could have a material adverse effect on our results of operations.

        We sell our products through a mix of retail customers. Although we do not currently anticipate material changes in the mix of our retail customers, any such changes could adversely affect our gross margin and could negatively affect both our brand image and our reputation with our consumers. A negative change in our gross margin or our brand image and acceptance could have a material adverse effect on our results of operations and financial condition. Additionally, in 2010 we contemplate selling certain of our products directly to consumers via our website which may alienate certain of our retail customers and result in reduced sales to our retail customers. Reduced sales to our retail customers could have an adverse impact on our financial condition and results of operations.

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

Our distribution efforts in the European Union involve inherent risks which could result in harm to our business.

        During the first quarter of 2008, we opened an office in Belgium to focus on expanding our international opportunities by working more closely with our distributors, establishing relationships with distributors in new international markets and, in select markets, selling our products direct to retail customers. Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends upon the proper operation of our distribution model and the development of additional distribution capabilities. This distribution model is subject to a number of risks, including greater difficulties in staffing and managing foreign operations, unexpected changes in regulatory practices and tariffs, longer collection cycles, seasonality, potentially subjecting our operations to taxes in additional jurisdictions, potential changes in export and tax laws and other risks and uncertainties inherent in doing business outside of the United States. This distribution model may also adversely impact our relationship with our independent distributors.

Because our products are manufactured in Asia, because we operate offices in China, Belgium, Germany and France, and because a portion of our sales activities occur outside of the United States, we are subject to international business, political, operational, financial and economic risks that could adversely affect our net sales and results of operations.

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

        We pay for our products and our independent distributors pay us in U.S. dollars. International sales accounted for approximately 47.6% and 65.4% of our net sales in 2008 and 2009, respectively. We do not currently engage in any foreign currency hedging transactions. If the U.S. dollar strengthens compared to the currency in the foreign markets where our products are sold, our products will be more expensive in those markets making them less attractive to consumers. If the U.S. dollar significantly weakens compared to the currency in the foreign markets where our products are produced, our manufacturers could increase the prices they charge us for our products, which could reduce our profitability. There can be no assurance that we can effectively mitigate our foreign exchange risk.

        We are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the statement of operations and balance sheet of our Belgian subsidiary into U.S. dollars. For example, there is currently an intercompany loan due to our U.S. entity from our Belgian subsidiary which must be repaid in U.S. dollars. Because this intercompany loan is U.S. dollar denominated (and not the Euro, which is the functional currency of our Belgian subsidiary), our Belgian subsidiary recognizes a loss if the U.S. dollar strengthens compared to the Euro and recognizes a gain if the U.S. dollar weakens compared to the Euro. This impact is recorded in other income and expense. We have not used foreign currency exchange contracts to hedge the profit and loss effects of any foreign currency exchange translation effect. We translate our revenues and expenses at average exchange rates during the period. As a result, the reported revenues and expenses of our Belgian subsidiary would decrease if the U.S. dollar increased in value in relation to the Euro.

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

        Since early 2008, we have had significant turnover in our executive officers. In February of 2008, Michael G. Staffaroni, our Chief Executive Officer since 2001, and Charles D. Beery, our Senior Vice

President—Global Sales since 2001, resigned. In April of 2008, Patrick F. Hamner, our Senior Vice President, resigned and entered into a consulting agreement with us. In May of 2008, Michael W. Hessong, our Chief Financial Officer resigned and our Board of Directors elected Donald K. Carroll as our Chief Executive Office. In February 2009, Mr. Carroll resigned as Chief Executive Officer and Mr. Hessong returned as our interim Chief Executive Officer. In July of 2009, our Board of Directors elected Thomas C. Hansen to serve as our Chief Executive Officer.

We rely on our independent sales representatives, and if our relationships with a material number of these representatives were terminated, it could result in reduced sales of our products.

        We sell substantially all of our products domestically through a national sales force of independent sales representatives who are employed by independent sales agencies. In our German and French markets we primarily rely on independent sales representatives. We rely on these independent sales representatives to provide new customer prospects and market our products to our retail customers. Our independent sales representatives generally do not sell our products exclusively and may terminate their relationships with us at any time with limited notice. Our ability to maintain and increase our sales depends in large part on our success in maintaining relationships with our independent sales representatives on commercially reasonable terms. Any failure to maintain and develop new satisfactory relationships with independent sales representatives, or any failure of our independent sales representatives to effectively market our products, could adversely affect our sales.

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

        Various places of business and other institutions, such as shopping malls and schools, have imposed bans on the use of our HEELYS-wheeled footwear due to public safety and liability concerns. If the number of businesses and other institutions instituting such bans increases in the future, consumers could find our HEELYS-wheeled footwear less appealing, which could adversely affect our net sales and results of operations.

If our products fail to comply with U.S. consumer product laws, it could materially affect our gross margin and financial performance.

        With the passage of the Consumer Product Safety Improvement Act of 2008, or "CPSIA," there are new requirements mandated for the textiles and apparel industries. These mandates relate to all products marketed to children 12 years of age and under. Among other requirements, the Consumer Product Safety Commission, or "CPSC," requires a certification and testing of lead paint levels as applied to certain products, along with testing the lead content of the product as a whole. We work with an accredited third party testing service to ensure compliance with all CPSIA requirements and to further product safety goals. We will continue to monitor the situation and intend to abide by all rules and changes made by the CPSC. This could have a negative impact on the cost of our goods and poses a potential risk if we do not adhere to these requirements.

We are subject to product liability, warranty and recall claims and our insurance coverage may not cover such claims, which could cause us to incur substantial costs and adversely affect our business.

        Due to the inherent risk of injury related to the use of our products, our business exposes us to claims for product liability and warranty claims if our products actually or allegedly fail to perform as expected, or the use of our products results or is alleged to result in personal injury, disability or death. There can be no assurance we will be able to successfully defend or settle the product liability claims and lawsuits to which we are and in the future may be subject.

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

        There can be no assurance our product liability insurance coverage will be adequate, that our insurers will be financially viable when payment of a claim is required or that we will be able to obtain such insurance in the future on acceptable terms, if at all.

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

        Third parties may successfully claim we are infringing their intellectual property rights. While we do not believe any of our products infringe the valid intellectual property rights of third parties, we may be unaware of the intellectual property rights of others that may cover some of our technology or products. For example, because many patent applications in the United States are not publicly disclosed immediately after they are filed, we could adopt technology without knowledge of a pending patent application, which technology would infringe a third-party patent once that patent is issued.

        Our competitors in both the United States and foreign countries may have applied for or obtained, or may in the future apply for or obtain, patents that will prevent, limit or otherwise interfere with our ability to make, market or sell our products. Although we may conduct our own independent review of patents issued to certain third parties, we cannot assure you we will be aware of all pre-existing technology that may subject us to patent litigation. Further, we may adopt a trademark or trade dress that a third party claims infringes their rights in such trademark or trade dress. If we are forced to defend against infringement claims, whether or not such claims are resolved in our favor, we could encounter expensive and time-consuming litigation which could divert the attention of our management and other key personnel from our business operations. Furthermore, if we are found to be infringing intellectual property rights of others, we could be required to pay licensing fees or damages. In addition, if we are not able to obtain license agreements on terms acceptable to us, or at all, we may be prevented from manufacturing, marketing or selling our products. As a result, our net sales could be significantly reduced and our cost of sales could be significantly increased, either of which could have an adverse effect on our business.

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

Expanding our distribution to mass merchants could have a material adverse effect on brand image and results of operations.

        We sell our products to sporting goods retailers, department stores, specialty apparel and footwear retailers, and family footwear stores in an effort to maintain a high-quality image for our HEELYS brand and targeted price points for our products. In addition, in 2008 and 2009, we sold certain styles of our product to discount retailers in order to sell excess inventory. If we choose to distribute to mass merchants in the future, it could negatively affect our HEELYS brand image and our reputation with consumers, which could adversely affect our results of operations and financial condition.

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

        As a result of these seasonal and quarterly fluctuations, we believe comparisons of our operating results between different quarters within a single year are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of our future performance. Any seasonal or quarterly fluctuations that we report in the future may differ from the expectations of market analysts and investors. This could cause the price of our common stock to fluctuate significantly.

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

        We may make acquisitions. The pursuit of acquisitions may divert the attention of management and cause us to incur significant expenses identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

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

  •
  changes in general economic conditions in the United States and global economies or financial markets, including such changes resulting from war or incidents of terrorism; and

  •
  sales of our common stock.

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

        As of December 31, 2009, our executive officers, key employees, directors and their affiliates beneficially owned, in the aggregate, approximately 36% of our outstanding common stock. In addition, Capital Southwest Venture Corporation, or "CSVC," which owns approximately 33.8% of our common stock, has the contractual right to designate (i) two nominees for director to be included in management's slate of director nominees, so long as it owns at least 15% of the outstanding shares of our common stock, and (ii) one such nominee so long as it owns at least 10%, but less than 15%, of the outstanding shares of our common stock. CSVC's parent company is Capital Southwest Corporation ("CSC"). The Chairman of our Board of Directors is the President and CEO of CSC. In addition, one of our directors is the Chief Executive Officer of a company wholly-owned by CSC. The Chairman of our Audit Committee serves on the Board of CSC and was originally designated to our Board by CSVC. As a result, through its designees, CSVC may significantly influence our corporate governance.

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

As a public company, we are required to meet periodic reporting requirements under SEC rules and regulations. Complying with federal securities laws as a public company is expensive. Any deficiencies in our financial reporting or internal controls could adversely affect our business and the trading price of our common stock.

        SEC rules require, as a publicly traded company, we file periodic reports containing our financial statements within a specified time following the completion of quarterly and annual periods. We may experience difficulty in meeting the SEC's reporting requirements. Any failure by us to file our periodic reports with the SEC in a timely manner could harm our reputation and reduce the trading price of our common stock. As a public company we incur significant legal, accounting, insurance and other expenses.

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

        We believe our existing facilities are adequate to meet our current requirements.

Item 3.    Legal Proceedings

        The Company, its former Chief Executive Officer, its former Chief Financial Officer, and its directors who signed the Company's registration statement filed with the Securities and Exchange Commission in connection with the Company's December 7, 2006 initial public offering (the "IPO")—along with Capital Southwest Corporation, Capital Southwest Venture Corporation and the underwriters for the IPO—were defendants in a lawsuit originally filed on August 27, 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Brian Rines, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased the Company's common stock pursuant to or traceable to the IPO registration statement. The complaint alleged violations of Sections 11 and 15 of the Securities Act of 1933. The plaintiff sought an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Four similar lawsuits were also filed in September and October 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Vulcan Lee, John Avila, Gerald Markey and Robert Eiron on behalf of the same plaintiff class, making substantially similar allegations under Sections 11, 12 and 15 of the Securities Act of 1933, and seeking substantially similar damages. These lawsuits were transferred to a single judge and were consolidated into a single action. Lead plaintiffs and lead counsel were appointed. An amended consolidated complaint was filed on March 11, 2008. The amended complaint alleged that the prospectus used in connection with the Company's IPO contained misstatements of material fact or omitted to state material facts necessary in order to make the statements made not misleading relating to among other allegations, safety concerns and injuries associated with the Company's products and their alleged impact on demand, visibility into the Company's sales channel and competition from knockoffs, in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and requested substantially similar damages and relief as previously mentioned. On August 14, 2008, the Court denied Defendants' motions to dismiss the amended complaint, and discovery commenced. During a mediation conducted by the Hon. Nicholas H. Politan (ret.), Plaintiffs and Defendants reached a settlement pursuant to which Defendants agreed to pay Plaintiffs and a proposed plaintiff settlement class a total of $7.5 million, including attorneys' fees and expenses. The Company also reached an agreement with its insurers for the Company's insurance policies to fund the majority of this settlement amount. On November 17, 2009, the Court approved the settlement and signed a Final Judgment and Order of Dismissal with Prejudice with respect to the lawsuit.

        On October 3, 2007 and October 24, 2007, in the United States District Court for the Northern District of Texas, Dallas Division, Jack Freeman and Brian Mossman, respectively brought shareholders' derivative actions, for the Company's benefit, as nominal defendant, against the Company's former Chief Executive Officer, the Company's former Director of Research and Development, the Company's former Chief Financial Officer, the Company's former Senior Vice President and certain current and former members of the Company's board of directors. The complaints alleged violations of Sections 11, 12(a)(2) and 14(a) of the Securities Act of 1933 and breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named defendants. The complaints sought unspecified amounts of compensatory damages, voiding the election of the director defendants, as well as interest and costs, including legal fees from the defendants. The Company was a nominal defendant, and the complaint did not seek any damages against the Company; however, the Company may have had indemnification obligations to one or more of the defendants under the Company organizational documents. The derivative lawsuits were transferred to a single judge and consolidated into a single derivative lawsuit. An amended consolidated complaint making substantially similar allegations and claims for damages was filed on March 14, 2008. On August 14, 2008, the Court denied Defendants' motions to dismiss the amended complaint, and discovery commenced. During a mediation conducted by the Hon. Nicholas H. Politan (ret.), Plaintiffs and

Defendants reached a settlement pursuant to which Defendants agreed to institute certain corporate governance changes at the Company and to pay plaintiffs' counsel attorneys' fees and expenses of $1.0 million. The Company also reached an agreement with its insurers for the Company's insurance policies to fund the majority of this settlement amount. On November 17, 2009, the Court approved the settlement and signed a Final Judgment and Order of Dismissal with Prejudice with respect to the lawsuit.

        The Company's insurance policies funded the majority of the settlement amounts related to the lawsuits described above and the Company paid approximately $800,000 of the settlement amounts.

        The Company, its former Chief Executive Officer, its former Chief Financial Officer, and its directors who signed the Company's registration statement filed with the Securities and Exchange Commission in connection with the Company's December 7, 2006 initial public offering (the "IPO")—along with Capital Southwest Corporation, Capital Southwest Venture Corporation and the underwriters for the IPO—were defendants in a lawsuit originally filed on May 16, 2008 by individual shareholder Carl Dick in the County Court of Law No. 1, Dallas County, Texas. This lawsuit asserted claims that were substantially similar to those asserted in the consolidated class action described above. Plaintiff alleged that he purchased over 600,000 shares of Heelys for approximately $17.4 million. Plaintiff claimed to have sold his stock for a loss of approximately $11 million, which he sought to recover plus interest, costs, and attorney fees. Plaintiff's second amended petition alleged violations of Sections 11 and 15 of the Securities Act of 1933, Sections 33(A), (C), and (F) of the Texas Securities Act, and Section 27.01 of the Texas Business and Commerce Code. Defendants withdrew their previously-filed special exceptions to Plaintiff's petition seeking to have all claims dismissed. On August 21, 2009, Plaintiff and Defendants settled this case for $5.25 million. The Company paid $2.5 million of this settlement amount on August 25, 2009, and was subsequently reimbursed by the Company's insurance policies. The Company paid the remaining $2.75 million on December 1, 2009, and the Company's insurance policies subsequently reimbursed the Company approximately $253,000 of this amount. Pursuant to the settlement agreement, the lawsuit was dismissed with prejudice on September 18, 2009.

        Due to the nature of the Company's products, from time to time the Company has to defend against personal injury and product liability claims arising out of personal injuries that allegedly are suffered using the Company's products. To date, none of these claims has had a material adverse effect on the Company. The Company is also engaged in various claims and legal proceedings relating to intellectual property matters, especially in connection with enforcing the Company's intellectual property rights against the various third parties importing and selling knockoff products domestically and internationally. Often, such legal proceedings result in counterclaims against the Company that the Company must defend. The Company believes none of the pending personal injury, product liability or intellectual property legal matters will have a material adverse effect upon the Company's financial position, cash flows or results of operations.

Item 4.    Reserved

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is listed on The Nasdaq Capital Market under the stock symbol "HLYS." As of March 8, 2010, there were approximately 126 holders of record of our common stock. The following table sets forth the range of high and low market prices for the common stock during the years ended December 31, 2009 and 2008.

2009	High	Low
First Quarter	$2.49	$1.10
Second Quarter	$2.80	$1.42
Third Quarter	$2.91	$1.67
Fourth Quarter	$2.64	$2.01

2008	High	Low
First Quarter	$7.26	$4.01
Second Quarter	$5.18	$3.86
Third Quarter	$5.74	$3.96
Fourth Quarter	$4.44	$2.16

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

        The net proceeds to us from the offering were approximately $58.8 million, after deducting underwriting discounts and commissions and other expenses incurred in connection with the offering. As of December 31, 2009, we had used $8.5 million of these proceeds to repay amounts outstanding under our revolving credit facility and $27.7 million for working capital purposes ($8.5 million in December 2006, $19.2 million in 2007), and $8.6 million in 2008 to expand our international operations.

No proceeds were used in 2009. We intend to use the remaining proceeds to fund potential acquisitions, infrastructure improvements, working capital needs and other general corporate purposes.

Unregistered Sales of Equity Securities

        During the period covered by this Annual Report on Form 10-K, we did not sell or issue any unregistered equity securities.

Repurchases

        None.

Securities Authorized for Issuance under Equity Compensation Plans

        The Company has reserved 2,972,725 shares of common stock subject to its 2006 Stock Incentive Plan, or the "2006 Plan," and had 825,835 shares remaining available at December 31, 2009 that may be granted to employees, consultants and nonemployee directors of the Company. The 2006 Plan is administered by the compensation committee of the Company's board of directors, which selects the persons to whom options will be granted, determines the number of shares to be subject to each grant and prescribes the other terms and conditions of each grant, including the type of consideration to be paid to the Company upon exercise and the vesting schedule. If a change of control of the Company, as defined by the 2006 Plan, occurs, the vesting of the options will accelerate and become fully vested and exercisable.

        Our board of directors and stockholders approved our 2006 Plan and we do not have any other equity based plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in coldumn (a)) (c)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,604,713	$4.03	825,835
Equity compensation plans not approved by security holders	—	$—	—

Total	1,604,713	$4.03	825,835

        The table above sets forth information regarding our 2006 Plan as of December 31, 2009.

Item 6.    Selected Financial Data

        We are a Smaller Reporting Company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this Item.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements due to known and unknown risks, uncertainties and other factors, including those described in Part I, "Item 1A. Risk Factors" and elsewhere in this Annual Report on Form 10-K. Those risk factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

        Throughout this report, references to the "Company," "we," and "our" refer to Heelys, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

Overview

        We are a designer, marketer and distributor of innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. Our primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS-wheeled footwear allows the user to seamlessly transition from walking or running to rolling by shifting weight to the heel. Users can transform HEELYS-wheeled footwear into street footwear by removing the wheel. In 2009, approximately 98% of our net sales was derived from the sale of our HEELYS-wheeled footwear. The remainder of our net sales was derived from the sale of non-wheeled footwear and branded accessories, such as replacement wheels. We introduced HEELYS-wheeled footwear in 2000, and for several years our domestic sales were concentrated with one large, national specialty retailer. Although we initially focused on driving our domestic sales growth, we also established relationships with independent distributors in Japan, South Korea and Southeast Asia. As a result, the sources of our net sales were largely concentrated and we were susceptible to customer-specific and region-specific factors. This concentration caused variability in our results of operations. Since that time, we have diversified our retail customer base in the United States by widening our distribution to include full-line sporting goods retailers, specialty apparel and footwear retailers, select department stores, family footwear stores and select online retailers. We have also expanded our international distribution channels to mitigate this concentration. Historically, our products have been sold to independent distributors with exclusive rights to specified international markets. During the first quarter of 2008, we opened an office in Belgium to focus on expanding our international opportunities by working more closely with our distributors, establishing relationships with distributors in new international markets and, in select markets, selling our products direct to retail customers. Effective March 31, 2008 and April 30, 2008, respectively, we entered into agreements with our former distributor in Germany and Austria (German market) and our former distributor in France, Monaco and Andorra (French market) whereby we terminated their rights to distribute our products in their specified markets. Our Belgian subsidiary took over the distribution of our products in the German market effective April 1, 2008 and in the French market effective May 1, 2008.

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

        We intend to continue to diversify our product offering with new HEELYS-wheeled footwear models in order to benefit from the recognition of our HEELYS brand. Designing, marketing and distributing new products will require us to devote additional resources to product development, marketing and operations. These additional resources may include hiring new employees to support expansion in these areas and increasing amounts allocated to product advertising and promotion. Each of these additional resource commitments will increase our selling, general and administrative expenses. Because the selling price and unit cost of new products may differ from those of our existing products, sales of these new products may also impact our gross margin. In addition, we may seek to selectively acquire new products and companies.

General

Net Sales

        Net sales represent primarily sales of HEELYS-wheeled footwear, less an estimated reserve for sales returns, allowances (including certain allowances for marketing, promotion and advertising support) and discounts. The remainder of our net sales was derived from the sale of non-wheeled footwear and branded accessories, such as replacement wheels. Amounts billed to customers for shipping and handling are included in net sales.

        We sell our products through distribution channels that generally merchandise our products in a manner that we believe enhances and protects our HEELYS brand image.

        Domestically, our products can be found in full-line sporting goods retailers, specialty apparel and footwear retailers, select department stores, family footwear stores and select online retailers. For 2009, 34.6% of our net sales were derived from domestic retail customers.

        Internationally, our products are sold primarily to independent distributors with exclusive rights to specified markets. During the first quarter of 2008, we opened an office in Belgium to focus on expanding our international opportunities by working more closely with our distributors, establishing relationships with distributors in new international markets and, in select markets, selling our products direct to retail customers. We took over the distribution of our products in Germany and Austria (German market) effective April 1, 2008 and in France, Monaco and Andorra (French market) effective May 1, 2008. In 2009, our German and French markets accounted for 14.4% and 19.8% of our net sales, respectively.

        Additionally, effective April 1, 2008, our subsidiary in Belgium became responsible for sales to our independent distributors in EMEA (Europe, the Middle East and Africa). Sales to our customers in the German and French markets are denominated in Euro. Sales to our independent distributors in the other EMEA countries are denominated in U.S. dollars. Sales to our independent distributors in non-EMEA markets continue to be processed at our office in Carrollton, Texas and denominated in U.S. dollars. Payments are required to be made in the same currency as invoiced.

        In 2009, AG Corporation, the Company's independent distributor in Japan, accounted for 17.5% of our net sales; and Oxylane Group, a French sporting goods retail chain operating under the name Decathlon, accounted for 10.9% of our net sales. No other retail customer or independent distributor accounted for 10% or more of our net sales during 2009.

Cost of Sales and Gross Profit

        Cost of sales consists primarily of the cost to purchase finished products from our independent manufacturers. Cost of sales also includes inbound freight, royalty expenses related to licensed intellectual property, an inventory reserve for shrinkage and write-downs and costs associated with operating our representative office in China.

        We source all of our products from manufacturers located in China. Our product costs are largely driven by the prices we negotiate with our independent manufacturers. Each season, we negotiate a unit price for each model of HEELYS-wheeled footwear. Factors that influence these prices include raw materials and labor costs and foreign exchange rates. We believe our sourcing model allows us to minimize our capital investment, retain production flexibility, cost-effectiveness and scalability inherent in the use of independent manufacturers and focus our resources on developing new products and enhancing our HEELYS brand image.

        In January 2008, we terminated our consulting agreement with our independent sourcing agent and opened a representative office in Qingdao, China. This office serves multiple sourcing functions, including quality control, price negotiation, logistics and product development.

        When demand for our products slows, we may elect to discount our products to reduce our inventory, which causes our gross profit as a percentage of net sales, or gross margin, to decline. Our gross margin is affected by our sourcing costs, our product mix and our ability to avoid excess inventory by accurately forecasting demand for our products. The unit prices we charge our domestic and international retail customers are generally higher than we charge our independent distributors for similar products, because our independent distributors are responsible for distribution and marketing costs relating to our products.

        Our inventories are stated at the lower of cost or market. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the forecast of future demand and market conditions. If we estimate the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we charge cost of sales for the difference between the cost of the inventory and the estimated net realizable value. If changes in market conditions result in reductions in the estimated net realizable value of our inventory below our previous estimate, we would write-down the inventory in the period in which we made such a determination and charge cost of sales.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses consist of wages and related payroll and employee benefit costs, sales and marketing expenses, advertising costs, travel and insurance expenses, shipping and handling costs, product development costs, costs to enforce our intellectual property rights, depreciation, amortization, professional fees, facility expenses and costs associated with operating as a public company.

        General accounting principles require the measurement of compensation cost of stock-based compensation awards based on the estimated fair value of that award on the date of grant. We recognize this compensation cost using the straight-line method over the period during which the employee is required to provide service in exchange for the award. No compensation cost is recognized for awards for which the employee does not render the required service. If the requisite service is not provided, all previously recognized compensation cost is reversed. For all awards granted to-date, the requisite service period is the same as the vesting period of the award.

        Our selling, general and administrative expenses may increase in future periods as we hire additional personnel, develop our infrastructure, increase our brand recognition through marketing, increase our product development efforts, secure and enforce our intellectual property rights and incur expenses associated with operating as a public company.

Income Taxes

        We operate through Heeling Sports Limited, a Texas limited partnership, and as such we are subject to Texas franchise taxes on gross margin sourced to the State of Texas. In addition, the Company is subject to income taxes in certain other states as a result of business activities being performed in those states. In February 2008, the Company formed a subsidiary in Belgium, with branch offices in Germany and France, to function as the headquarters for sales operations for Europe, the Middle East and Africa. As a result, we are subject to tax in Belgium, Germany and France for 2008 and future periods so long as we have operations in these jurisdictions. Increased activities in foreign jurisdictions or the formation of additional foreign subsidiaries could cause us to be liable for income taxes in additional jurisdictions.

Results of Operations

	Year Ended December 31,
	2008	2009
Net sales	100.0%	100.0%
Cost of sales	69.9%	64.2%

Gross profit	30.1%	35.8%
Selling, general and administrative expense
Sales and marketing	16.0%	14.9%
General and administrative	23.3%	27.5%
Litigation settlements and related costs	2.6%	9.4%
Severance	1.0%	0.4%

Total selling, general and administrative expense	42.9%	52.2%

Loss from operations	(12.8)%	(16.4)%
Other expense (income)	(3.7)%	(1.6)%

Loss before income taxes	(9.1)%	(14.8)%
Income tax benefit	(0.7)%	(3.1)%

Net loss	(8.4)%	(11.7)%

Highlights fiscal year ended December 31, 2009:

  •
  Domestic net sales decreased $21.9 million, to $15.2 million in 2009, from $37.1 million in 2008. This decrease is primarily the result of lower unit sales of our HEELYS-wheeled footwear which we believe may be attributable to the higher inventory levels at certain of our domestic accounts due to their decreased sales resulting from the overall depressed retail environment. Additionally, there was a decrease in our average sales price per pair which was mainly due to the sale of certain styles to Ross (a discount retailer) in order to sell excess inventory.

  •
  International net sales decreased $5.0 million, to $28.6 million in 2009, from $33.6 million in 2008. This decrease is primarily the result of lower unit sales of our HEELYS-wheeled footwear. While we saw improvement in direct sales in our German and French markets and in sales to our Japanese distributor, we saw a decrease in total distributor sales. We believe the decreased sales to our distributors are due to the weak economy's impact on the distributors' retailers.

  •
  Domestic gross profit decreased $7.0 million primarily as a result of lower sales; partially offset by a reduction in inventory markdowns ($1.1 million in 2009 versus $2.1 million in 2008).

  •
  International gross margin improved to 44.5% for 2009, from 33.7% for 2008. This increase is primarily due to an increase in the proportion of sales in our German and French markets where we sell directly to retailers at higher average sales price than to distributors.

  •
  Selling, general and administrative expenses attributable to our domestic operations decreased $10.0 million, or 52.1%, when compared to 2008. This decrease was driven by a decrease in selling and marketing expenses, which is primarily the result of a decrease in consumer advertising; a decrease in cooperative marketing related costs resulting from a decrease in sales to those customers who participate in the cooperative marketing program; a decrease in commissions due to the decrease in sales; and an overall decrease in general and administrative expenses primarily as a result of cost reduction efforts.

  •
  Selling, general and administrative expenses attributable to our international operations increased $575,000, or 8.3%, when compared to 2008. This net increase was mainly the result of an increase in consumer advertising costs in our German and French markets; an increase in commissions as a result of increased sales in our German and French markets; partially offset by a decrease in legal and professional fees mainly attributable to a decrease in legal fees related to our intellectual property and associated enforcement.

Comparison of the Years Ended December 31, 2009 and 2008

Net Sales

	Year Ended December 31,
	2008	2009
Net Sales (in thousands)
Domestic	$37,094	$15,157
International	33,647	28,620

Consolidated	$70,741	$43,777

Net Sales (as % of Total Consolidated Net Sales)
Domestic	52.4%	34.6%
International	47.6%	65.4%

Consolidated	100.0%	100.0%

        Domestically, our net sales decreased $21.9 million, or 59.1%, to $15.2 million in 2009, from $37.1 million in 2008. This decrease was primarily the result of lower unit sales of our HEELYS-wheeled footwear which decreased by 849,000 pairs, or 55.4%, to 682,000 pairs in 2009, from 1.5 million pairs in 2008. We believe the decrease in unit sales may be attributable to the higher inventory levels at certain of our domestic accounts as they experience decreased sales due to the overall depressed retail environment. As a result, retailers have been reluctant to place significant orders until their current inventory levels are reduced to targeted levels. Additionally, our average sales price per unit decreased approximately 9.6%. This decrease in average sales price per unit is attributable to the sale of certain of our older styles at lower prices to a discount retailer in 2009.

        Internationally, our net sales decreased $5.0 million, or 14.9%, to $28.6 million in 2009, from $33.6 million in 2008. This decrease was the result of lower unit sales of our HEELYS-wheeled footwear which decreased by 166,000 pairs, or 15.4%, to 910,000 pairs in 2009, from 1.1 million pairs in 2008. Unit sales in our German and French markets increased 101,000 pairs, or 44.4%, to 329,000 in 2009, from 228,000 in 2008. This increase in units sold was offset by a decrease in units sold to distributors. Unit sales to distributors decreased 267,000 pairs, or 31.5%, to 581,000 pairs in 2009, from 849,000 pairs in 2008.

Gross Profit

	Year Ended December 31,
	2008	2009
Gross Profit (in thousands)
Domestic	$9,976	$2,943
International	11,336	12,723

Consolidated	$21,312	$15,666

Gross Profit (%)
Domestic	26.9%	19.4%
International	33.7%	44.5%

Consolidated	30.1%	35.8%

        Domestically, gross profit decreased $7.0 million to $2.9 million in 2009, from $10.0 million in 2008. This decrease is attributable to the lower sales volume and lower average sales price; offset by a decrease in material costs and a reduction in inventory markdowns ($1.1 million in 2009 versus $2.1 million in 2008). The domestic gross profit percentage of 19.4% was negatively impacted by the sales of excess inventory to discount retailers. Excluding sales to discount retailers the domestic gross profit percentage would have been 22.4%.

        Internationally, gross profit increased $1.4 million to $12.7 million in 2009, from $11.3 million in 2008. The gross margin percentage improved from 33.7% in 2008, to 44.5% in 2009 primarily due to an increase in the proportion of sales to our direct customers in the German and French markets as well as lower material costs.

Sales and Marketing Expense

	Year Ended December 31,
	2008	2009
Selling & Marketing (in thousands)
Domestic	$9,328	$3,062
International	2,008	3,467

Consolidated	$11,336	$6,529

        Domestically, selling and marketing expense, excluding commissions and payroll and payroll related expenses, decreased $5.1 million to $1.4 million in 2009, from $6.5 million in 2008. These decreases were primarily a result of cost reduction efforts, which included a decrease in consumer advertising related costs which decreased $3.0 million to $648,000 in 2009, from $3.7 million in 2008. Additionally, through cooperative advertising programs, we reimburse certain of our domestic retail customers for their costs of advertising our products. Cooperative marketing related costs decreased $481,000 to $75,000 in 2009, from $556,000 in 2008. This decrease in cooperative marketing related costs is primarily a result of the decrease in sales to those customers that participate in the cooperative marketing program.

        Internationally, selling and marketing expense, excluding commissions and payroll and payroll related expenses, increased approximately $849,000 to $1.7 million in 2009, from $860,000 in 2008. This increase was mainly the result of increased consumer advertising and other marketing related expenses in our German and French markets.

        Commissions on domestic sales decreased $583,000, or 44.6%, to $725,000 in 2009, from $1.3 million in 2008. The decrease in commissions is mainly due to the decrease in domestic sales. Internationally, commissions increased $337,000 to $577,000 in 2009, from $240,000 in 2008. This increase is a result of increased direct sales in our German and French markets which began in April 1, 2008 and May 1, 2008, respectively; prior to that time sales in these markets were through independent distributors.

        Payroll and payroll related costs for our domestic operations decreased $626,000 to $950,000 in 2009, from $1.5 million in 2008. The decrease in payroll and payroll related costs for our domestic operations is mainly the result of reduction in headcount. Payroll and payroll related costs attributable to our international operations increased approximately $272,000 to $1.2 million in 2009, from $909,000 in 2008. This increase in payroll and payroll related costs for our international operations is due to the opening of our office in Belgium (with branch offices in Germany and France) in February 2008; offset by reduced headcount in 2009.

General and Administrative Expense

	Year Ended December 31,
	2008	2009
General & Administrative (in thousands)
Domestic	$9,228	$6,013
International	4,923	4,039
Unallocated	2,357	1,982

Consolidated	$16,508	$12,034

        Consolidated general and administrative expenses (excluding unallocated costs) decreased $4.1 million to $10.1 million in 2009, from $14.2 million in 2008. This decrease is mainly attributable to a decrease in legal and other professional fees, a decrease in insurance costs, and management's overall cost reduction efforts. Legal and other professional fees decreased $1.8 million to $1.4 million in 2009, from $3.2 million in 2008. This decrease is mainly attributable to a decrease in legal fees related to our intellectual property and associated enforcement as well as management's overall cost reduction efforts. Insurance costs decreased $566,000 to $611,000 in 2009, from $1.2 million in 2008. The decrease in insurance costs is attributable to a decrease in sales, lower negotiated insurance rates and changes in coverage.

        Unallocated costs are those costs that are directly attributable to operating as a public company. The decrease in these unallocated costs is mainly attributable to management's cost reduction efforts.

Litigation Settlements and Related Costs

	Year Ended December 31,
	2008	2009
Litigation Settlements & Related Costs (in thousands)	$1,823	$4,117

        Litigation settlements and related costs are primarily related to the class action lawsuit (filed in August 2007), the shareholders' derivative lawsuit (filed in October 2007) and the individual lawsuit (filed in May 2008). These lawsuits were settled during the third and fourth quarters of 2009.

Severance

	Year Ended December 31,
	2008	2009
Severance (in thousands)	$693	$154

        On February 1, 2008, the Company entered into a Severance and General Release Agreement (the "Severance Agreement") with its former Chief Executive Officer ("CEO"). Under the Severance Agreement the former CEO received approximately $470,000 and was entitled to receive up to 14 months for reimbursements for health and life insurance. Additionally, the former CEO agreed to perform certain consulting services for one year with no additional monetary compensation. During the term of the consulting relationship, options previously granted to the former CEO continued to vest and as a result we recognized approximately $207,000 in stock-based compensation expense, which was 100% of the related stock-based compensation for those stock options that were expected to vest during the term of the consulting arrangement.

        In May 2008, the Company named a replacement CEO. On February 10, 2009, the individual named as the Company's replacement CEO resigned. In connection with his resignation, he and the Company entered into a Severance and General Release Agreement (the "SGR Agreement"). Under the SGR Agreement, the former CEO received approximately $150,000 and was entitled to receive up to six months of reimbursements for health insurance.

Other Expense (Income)

	Year Ended December 31,
	2008	2009
Other (Income) Expense (in thousands)
Interest (income) expense, net	$(2,049)	$(171)
Other (income) expense, net	(1,151)	(321)
Exchange (gain) loss, net	593	(198)

Other (Income) Expense (in thousands)	$(2,607)	$(690)

        Interest income (net of interest expense) decreased $1.9 million to $171,000 in 2009, from $2.0 million in 2008 primarily due to a decrease in interest income. The decrease in interest income is due to a decrease in invested cash balances, mainly as a result of the $27.6 million dividend paid in December 2008, as well as a decrease in interest rates earned on invested cash balances. Other income decreased $830,000 to $321,000 in 2009, from $1.2 million in 2008. Other income is primarily the result of the settlement of patent and trademark lawsuits. We recognized a $198,000 net gain generated by foreign currency transactions in 2009; compared to a $593,000 net loss in 2008. Gains (losses) resulting from foreign currency transactions are mainly attributable to an intercompany loan due to our U.S. entity from our Belgian entity which must be repaid in U.S. dollars.

Income Taxes

        We recognized an income tax benefit of $1.4 million (effective tax rate of 20.9%) in 2009; compared to an income tax benefit of $517,000 (effective tax rate of 8.0%) in 2008. Our effective tax rates differ from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, foreign operating losses for which tax benefits have been recognized, foreign taxes at rates other than 35% and income tax liabilities on earnings generated outside of the U.S.

Liquidity and Capital Resources (in thousands)

        Our primary cash need is for working capital, which we generally fund with cash flow from operating activities, and may be impacted by fluctuations in demand for our products, investments in our infrastructure and expenditures on marketing and advertising. At December 31, 2009, we had a total of $39.4 million in cash and cash equivalents, $20.6 million in current investments and $6.6 million in non-current investments. Our current investments will mature during the next 12 months and include investments in certificates of deposit ($10.0 million) and debt securities ($10.6 million). Our non-current investments are in debt securities and will mature within the next 18 months.

        The table below sets forth, for the periods indicated, our beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and our ending balance of cash and cash equivalents:

	Year Ended December 31,
	2008	2009
Cash and cash equivalents at beginning of period	$98,771	$68,446
Cash used in operating activities	(2,062)	(1,058)
Cash used in investing activities	(2,397)	(27,622)
Cash used in financing activities	(25,561)	(567)
Effect of exchange rate changes on cash and cash equivalents	(305)	171

Cash and cash equivalents at end of period	$68,446	$39,370

        For the year ended December 31, 2009, cash used in operating activities was $1.1 million compared to $2.1 million of cash used in operating activities for the year ended December 31, 2008. Cash used in 2009 was primarily the result of a net loss of $5.1 million adjusted for non-cash items including depreciation and amortization expense of $818,000, stock-based compensation expense of $525,000, an inventory impairment charge of $1.1 million, $721,00 in deferred income taxes; partially offset by an unrealized gain of $243,000 due to the effect of changes in the foreign exchange rate related to an intercompany loan due to our U.S. entity from our Belgian entity which must be repaid in U.S. dollars and a $1.1 million change in operating assets and liabilities.

        The change in operating assets and liabilities was due to:

  •
  Accounts receivable (net of allowances) decreased $941,000 due to the decrease in sales; offset by a decrease in allowances mainly due to a reduction in our allowance for co-op advertising.

  •
  Inventories (net of reserves) decreased $5.0 million due partly to the higher than normal inventory levels at December 31, 2008 and management's efforts to reduce inventory levels in 2009.

  •
  Prepaid expenses and other current assets decreased as a result of a decrease in prepaid insurance resulting from negotiation of lower insurance rates and changes in insurance coverage.

  •
  Decrease in accounts payable was the result of payment of amounts due in connection with agreements entered into in 2008 with our former independent distributors in the German and French markets to terminate their rights to distribute our products and management's cost reduction efforts; offset by an increase in payables related to property taxes mainly due to the loss of our "Freeport Exemption" (property tax exemption) on inventory imported into our Carrollton, Texas facility to be exported out of state.

  •
  Income taxes receivable increased $2.8 million due to the carryback claim filed for the federal net operating loss related to 2008. Income taxes payable increased $758,000, which is primarily attributable to our foreign operations.

  •
  Accrued expenses and other long term liabilities decreased $2.6 million. This decrease is mainly the result of a $1.0 million decrease in accrued litigation settlement costs and related professional fees as a result of settlements paid in the third and fourth quarters of 2009; a $346,000 decrease as a result of the payment of amounts due in connection with agreements entered into in 2008 with our former independent distributors in the German and French markets to terminate their rights to distribute our products; a $450,000 decrease in other professional fees, mainly for accounting and other legal services, attributable to management's overall cost reduction effort; $306,000 decrease in customer credits and prepayments; and the payment of severance in the amount of $304,000 and the settlement of a $235,000 loss on purchase commitments, both of which were accrued as of December 31, 2008.

        Cash used in operating activities for the year ended December 31, 2008 was primarily the result of a net loss of $5.9 million adjusted for non-cash items including depreciation and amortization expense of $643,000, stock-based compensation expense of $1.2 million (including $207,000 recognized in connection with the resignation of our former CEO effective February 1, 2008), an inventory impairment charge of $2.1 million, an unrealized loss on foreign currency transactions of $609,000 due to the effect of changes in the foreign exchange rate related to an intercompany loan due to our U.S. entity from our Belgian entity which must be repaid in U.S. dollars; partially offset by a $583,000 change in net deferred income tax benefits and a $86,000 change in operating assets and liabilities.

        Net cash used in investing activities totaling $27.6 million for the year ended December 31, 2009 relates primarily to investment purchases ($10.0 million in certificates of deposit and $17.1 million in debt securities). Net cash used of $2.4 million during the year ended December 31, 2008 was mainly for payments in connection with the termination of agreements with our former independent distributors in the German and French markets. The balance of the cash used during 2008 was attributable to the opening of our offices in Belgium, Germany and France as well as for upgrades to our information technology systems.

        Cash used in financing activities for the year ended December 31, 2009 was for payments of our previously acquired goodwill and intangible assets associated with the termination of agreements with our former independent distributors in the German and French markets in 2008. Cash used in financing for the year ended December 31, 2008 was the result of dividends of $27.6 million paid during the period, less proceeds from stock option exercises of $2.0 million.

        We believe our cash flow from operating activities, together with the cash on hand and investments, will be sufficient to meet our liquidity needs and capital expenditure requirements for at least the next 12 months.

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

        Effective May 1, 2008, our Belgian subsidiary entered into an operating lease for office space in Brussels, Belgium for nine years with the option to terminate the lease at the end of each three year period. Payments under this lease agreement are made in Euro.

        Effective April 1, 2008, our Belgian subsidiary entered into an operating lease for office space in Munich, Germany for three years with an automatic renewal at the end of the initial three year lease unless six months notice is provided. Payments under this lease agreement are made in Euro.

        Effective May 1, 2008, our Belgian subsidiary entered into an operating lease for office space in Annecy, France for nine years with the option to terminate the lease at the end of each three year period. Payments under this lease agreement are made in Euro.

Third-Party Distribution Arrangement

        We use a third-party distribution facility in Belgium and pay this third-party distributor fees and charges for services including storage, handling, processing and packing materials. These fees and charges are activity based and therefore fluctuate and as a result related future obligations cannot be quantified. This agreement is for one year with automatic one year renewal terms. We expensed $1,265,000 and $1,297,000 related to this third-party distribution facility in 2008 and 2009, respectively.

Purchase Commitments:

        At December 31, 2009, we had open purchase commitments of $2.7 million related to inventories that were still being held by the manufacturers.

Consulting Agreement:

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

Termination of Distributorship Agreements:

        Effective March 31, 2008, we entered into agreements to terminate our arrangement regarding the distribution of Heelys-branded footwear and products in Germany and Austria, allowing us to market, through our Belgian subsidiary, our products directly in such countries. This included a Termination Agreement (the "Termination Agreement") with The Territory Distribution GmbH (the "Distributor"), and Achim Lippoth, the sole owner of the Distributor ("Lippoth"), pursuant to which, among other things, a prior Distributor Agreement between the Company and the Distributor was terminated, we agreed to purchase from the Distributor all of the Distributor's inventory of unsold Heelys products and other specified assets for the Distributor's cost, and all of the unshipped orders for Heelys products on the Distributor's order book as of March 31, 2008 for a price equal to the Distributor's net wholesale margin on such unshipped orders, and the Distributor and Lippoth agreed, until March 31, 2010, not to compete with us relating to the Company's products anywhere in the world. In connection with the Termination Agreement we entered into two consulting agreements, one with The Sansean Group Limited ("Sansean"), and one with Lippoth, pursuant to which, among other things, Sansean and Lippoth agreed to perform certain consulting services and we agreed to pay Sansean and Lippoth consulting fees as set forth in their respective consulting agreements. Payments under these agreements are to be made in Euro.

        Effective April 30, 2008, we entered into agreements to terminate our current arrangement regarding the distribution of Heelys-branded footwear and products in France, Monaco and Andorra, allowing our company, through our Belgian subsidiary, to market products directly in such countries. This included a Termination Agreement (the "Termination Agreement") with Trotwood Import/Export (the "Distributor"), Trotwood Investments Ltd., the sole owner of the Distributor ("TIL"), and David Stanley ("D. Stanley") and Margarete Stanley ("M. Stanley"), pursuant to which, among other things, a prior International Distributor Agreement between our company and the Distributor was terminated, we agreed to purchase from the Distributor all of the Distributor's inventory of unsold Heelys products for the Distributor's cost of such products, the Distributor's order books relating to Heelys products at the value on Distributor's books and certain other incidental assets of the Distributor related to its distribution operations as described in the Termination Agreement (we agreed to pay Distributor for such items on or before May 16, 2008), we agreed to purchase from the Distributor all of the unshipped orders for Heelys products on the Distributor's order book as of April 30, 2008 that are not novated to our company or one of its affiliates for a price equal to the Distributor's net wholesale margin on such unshipped orders (which is to be paid on or before the end of the month following our receipt of payment for the Heelys products shipped in response to such unshipped orders). In addition, the Distributor, Shareholder, D. Stanley and M. Stanley agreed, until April 30, 2012, not to compete with us relating to our products anywhere in the world and we agreed to pay Distributor an additional amount set forth in the Termination Agreement for each pair of Heelys branded footwear sold by our company or its affiliates in France, Monaco and Andorra. In connection with the Termination Agreement, we entered into a Consulting Agreement with TIL pursuant to which, among other things, TIL agreed to perform certain consulting services and we agreed to pay TIL consulting fees as set forth in such consulting agreement. Payments under these agreements are to be made in Euro.

        The primary assets acquired as a result of these agreements were the customer lists and goodwill. In addition, both of these former distributors agreed to not compete with the Company for a limited period of time. The fair value of the acquired assets was based upon the amount at which the assets could be bought or sold in a current transaction between willing parties. As a result, the Company recorded goodwill and intangibles (including acquired customer relationships and non-compete agreements) in the amount of $3.7 million (2.4 million Euro). As of December 31, 2009, the Company paid $2.5 million (1.7 million Euro) for these acquired assets with the balance of $1.0 million (687,000 Euro) to be paid out over time in accordance with the terms of the agreements; $456,000 is recorded as other long term liability and $547,000 is recorded as a current liability.

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

Backlog

        Historically, we received most of our orders three to four months prior to the date the products were shipped to customers. At December 31, 2009, our backlog was approximately $2.0 million, compared to approximately $4.3 million at December 31, 2008. Although generally, these orders are not subject to cancellation prior to the date of shipment, cancellations have and may continue to occur. In the current economic environment, our retail customers are being cautious when placing orders and have shifted towards shorter lead times and at-once inventory purchases. For a variety of reasons, including the timing of release dates for our product offerings, shipments, order deadlines and receipt of orders, backlog may not be a reliable measure of future sales and may not be comparable from one period to another.

Vulnerability Due to Customer Concentration

        In 2008, Journeys accounted for 9.9% of our net sales. In 2009, AG Corporation and Oxylane Group accounted for 17.5% and 10.9%, respectively, of our net sales. AG Corporation is the Company's independent distributor in Japan, and Oxylane Group is a French sporting goods retail chain operating under the name Decathlon.

        We took over the distribution of our products in Germany and Austria (German market) effective April 1, 2008 and in France, Monaco and Andorra (French market) effective May 1, 2008. In 2009, our German and French markets accounted for 14.4% and 19.8% of our net sales, respectively.

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

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements.

Critical Accounting Policies

        Our management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure at the date of our financial statements. We continually evaluate our estimates and judgments, including those related to net sales, collectability of accounts receivable, inventory reserve allowances, long-lived assets, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results or changes in the estimates or other judgments of matters inherently uncertain that are included within these accounting policies could result in a significant change to the information presented in the consolidated financial statements. We believe the following discussion addresses the critical accounting policies that are necessary to understand and evaluate our reported consolidated financial results.

        Revenue Recognition.    Revenues are recognized when merchandise is shipped and the customer takes title and assumes risk of loss, collection of relevant receivables are probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Title passes upon shipment or upon receipt by the customer depending on the agreement with the customer. Revenues are stated net of discounts, marketing discretionary funds, estimated returns and other allowances, including permitted returns of damaged or defective merchandise. We base our estimates and judgments on historical experience and other various factors, including customer communications and analysis of relevant market information.

        Accounts Receivable.    We continually make estimates relating to the collectability of our accounts receivable, as well as estimates for customer returns, defective merchandise and allowances for co-op advertising and marketing discretionary funds. In determining these allowances, we consider our historical experience, level of credit losses and make judgments about the creditworthiness of significant customers. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. If we determine that smaller or larger allowances are appropriate, these changes in estimates are recorded in the period in which such determination is made.

        Inventories.    Our inventories are stated at the lower of cost or market. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the forecast of future demand and market conditions. If we estimate the net realizable value of our inventory is less than the cost of the inventory, we record a write-down equal to the difference between the cost of the inventory and the estimated net realizable value. This write-down is recorded as cost of sales. If changes in market conditions result in reductions in the estimated net realizable value of our inventory below our previous estimate, we would increase our write-down in the period in which we made such a determination.

        Goodwill.    Goodwill is not amortized but is instead measured for impairment at least annually, or when events indicate that an impairment might exist. We compare the estimated fair value of goodwill to its carrying value. Our estimates of fair value utilized in impairment testing may be based upon a number of factors, including assumptions about the expected future operating performance of our reporting units. Estimates may change in future periods due to, among other things, the expected future operating performance of our reporting units. Estimates may also change in future periods as a result of, among other things, technological change, economic conditions, change to our business operations or inability to meet business plans. Such changes may result in impairment charges recorded in future periods. Any resulting impairment charge would be classified as a separate line item on the consolidated statement of operations for amounts necessary to reduce the carrying value of the asset to fair value. The Company performs its annual impairment test during the fourth quarter.

        Income Taxes.    Tax laws require items to be included in our tax returns at different times than when these items are reflected in the consolidated financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. We assess the realizability of our deferred tax assets to determine whether a valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, if we determine if it is more likely than not the deferred tax asset will not be realized a valuation allowance is established. We follow guidance provided by Financial Accounting Standards Board Accounting Standards Codification 740, "Income Taxes," ("ASC 740"). ASC 740 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The impact of an uncertain tax position that is more likely than not of being sustained upon examination by the relevant taxing authority is recognized at the largest amount that is more likely than not to be sustained. An uncertain tax position is not recognized if the position has less than a 50% likelihood of being sustained. Also, under ASC 740, interest expense is recognized on the full amount of deferred benefits for uncertain tax positions. We adjust our reserves for uncertain tax positions in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. We recognize interest accrued related to recognized uncertain tax positions in interest expense and related penalties in general and administrative expenses. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

Recent Accounting Pronouncements

        See Note 2—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We are a Smaller Reporting Company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this Item.

Item 8.    Consolidated Financial Statements and Supplementary Data

        Information with respect to this Item is set forth beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A(T).    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within required time periods. We have established disclosure controls and procedures to ensure that material information relating to Heelys, Inc. and its consolidated subsidiaries is made known to the officers who certify our financial reports, as well as other members of our senior management and Board of Directors, to allow timely decisions regarding required disclosures. As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within required time periods, and that it is made known to our officers who certify our financial reports, as well as other members of our senior management and Board of Directors, to allow timely decisions regarding required disclosures.

Inherent Limitations on Effectiveness of Controls

        Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

        There were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the fourth quarter of 2009. We have completed our efforts regarding compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2009. The results of our evaluation are discussed below in Management's Report on Internal Control Over Financial Reporting.

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

        We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that as of December 31, 2009, our internal control over financial reporting is effective.

        This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Incorporated by reference from the information in our proxy statement for the 2010 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

Item 11.    Executive Compensation

        Incorporated by reference from the information in our proxy statement for the 2010 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Incorporated by reference from the information in our proxy statement for the 2010 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Incorporated by reference from the information in our proxy statement for the 2010 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14.    Principal Accounting Fees and Services

        Incorporated by reference from the information in our proxy statement for the 2010 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
(1) Financial Statements
The following documents are filed as a part of this report:
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2008 and December 31, 2009
Consolidated Statements of Operations for the Years ended December 31, 2008 and 2009
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Years ended December 31, 2008 and 2009
Consolidated Statements of Cash Flows for the Years ended December 31, 2008 and 2009
Notes to Consolidated Financial Statements

(2)
Financial Statement Schedules
Financial statement schedules have been omitted because they either are not applicable or the required information is included in the consolidated financial statements or notes thereto.

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

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Form S-1).
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 of Registrant's Current Report on Form 8-K filed November 13, 2009).
4.1	Form of Registrant's Common Stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Form S-1).
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
10.3	Letter Agreement, dated June 28, 2006, by and between Richard E. Middlekauff and Roger R. Adams, and approved by the Registrant (incorporated by reference to Exhibit 10.9 to the Form S-1).
10.4
Waiver and Agreement, dated as of September 14, 2006, among the Registrant, Roger R. Adams, Richard E. Middlekauff, Robert J. Ward, CYPO, Inc., Heeling Holding Corporation, Heeling Management Corporation, Samuel B. Ligon and Patricia P. Ligon and Capital Southwest Venture Corporation (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Form S-1).

Exhibit No.	Description
10.5	2006 Stock Incentive Plan, as amended by Amendment to Heeling, Inc. 2006 Stock Incentive Plan and form of Stock Option Agreement thereunder (incorporated by reference to Exhibit 10.16 to the Form S-1).*
10.6	Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers (incorporated by reference to Exhibit 10.18 to the Form S-1).*
10.7
Investor Rights Agreement, dated as of May 24, 2000, among the Registrant, Roger R. Adams, Richard E. Middlekauff, Robert J. Ward, Cypo, Inc., Heeling Holding Corporation, Heeling Management Corp., Samuel P. Ligon and Patricia P. Ligon and Capital Southwest Venture Corporation (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Form S-1).
10.8
Severance and General Release Agreement dated as of February 1, 2008, between Michael G. Staffaroni and Heeling Sports Limited (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on February 4, 2008).*
10.9
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
10.10
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
10.11
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
10.12
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

Exhibit No.	Description
10.13	Termination Agreement dated as of April 30, 2008, between Heeling Sports Limited and Trotwood Import/Export (the "Distributor"), Trotwood Investments Ltd., the sole owner of the Distributor (the "Shareholder") and David Stanley and Margarete Stanley, the sole owners of the Shareholder. (incorporated by reference to Exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 12, 2008) (The Securities and Exchange Commission has granted confidential treatment for a portion of this document. A complete version of this document has been filed separately with the Securities and Exchange Commission.)
10.14
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
10.15
Consulting Agreement dated as of April 30, 2008, between Heelys, Inc. and Patrick F. Hamner (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on May 2, 2008).*
10.16
Employment Agreement dated as of July 17, 2008, between Heelys, Inc. and Donald K. Carroll (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K/A filed on July 23, 2008).*
10.17	Amendment No. 2 to the Heelys, Inc. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-8 filed on August 11, 2008).*
10.18
Executive Employment Agreement, dated as of August 29, 2008, between Heeling Sports Limited and Lisa K. Peterson (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K/A filed on September 4, 2008).*
10.19
Executive Employment Agreement, dated as of August 29, 2008, between Heeling Sports Limited and John Benton Price (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K/A filed on September 4, 2008).*
10.20
Executive Employment Agreement, dated as of October 28, 2008, between Heeling Sports Limited and William D. Albers (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on October 31, 2008).*
10.21
Executive Employment Agreement, dated as of October 28, 2008, between Heeling Sports Limited and John W. O'Neil (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on October 31, 2008).*
10.22
Severance and General Release Agreement dated as of February 10, 2009, between Donald K. Carroll and Heeling Sports Limited (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on February 10, 2009).*
10.23
Letter of Agreement dated as of February 9, 2009, between Michael W. Hessong and Heelys, Inc. (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on February 10, 2009).*
10.24
Executive Employment Agreement, dated as of July 17, 2009, by and between Heeling Sports Limited and Thomas C. Hansen (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on July 20, 2009).*

Exhibit No.	Description
10.25	Compromise and Settlement Agreement, effective as of August 21, 2009 (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on September 1, 2009).
10.26
First Amendment to Executive Employment Agreement dated February 18, 2010 (to be effective as of March 1, 2010) by and between John W. O Neil and Heeling Sports Limited (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on February 18, 2010).*
16.1	Letter, dated as of June 26, 2009, issued by Deloitte & Touche LLP to the SEC (incorporated by reference to Exhibit 16.1 of Registrant's Current Report on Form 8-K filed on June 26, 2009).
18.1	Grant Thornton LLP Preferability Letter dated March 12, 2010 regarding change in accounting principle.†
21.1	List of subsidiaries of the Registrant.†
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.†
23.2	Consent of Deloitte & Touche LLP, independent registered public accounting firm.†
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Thomas C. Hansen, Chief Executive Officer.†
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Lisa K. Peterson, Chief Financial Officer.†
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.†

*
Management contract or a compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.

†
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEELYS, INC.
By:	/s/ THOMAS C. HANSEN Thomas C. Hansen Chief Executive Officer

  Date: March 12, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS C. HANSEN Thomas C. Hansen	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2010
/s/ LISA K. PETERSON Lisa K. Peterson	Chief Financial Officer (Principal Financial Officer)	March 12, 2010
Gary L. Martin	Chairman of the Board
/s/ JERRY R. EDWARDS Jerry R. Edwards	Director	March 12, 2010
/s/ PATRICK F. HAMNER Patrick F. Hamner	Director	March 12, 2010
/s/ SAMUEL B. LIGON Samuel B. Ligon	Director	March 12, 2010
/s/ N. RODERICK MCGEACHY, III N. Roderick McGeachy, III	Director	March 12, 2010
Ralph T. Parks	Director
/s/ JEFFREY G. PETERSON Jeffrey G. Peterson	Director	March 12, 2010

HEELYS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Heelys, Inc.

        We have audited the accompanying consolidated balance sheet of Heelys, Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heelys, Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

        We also have audited the adjustments to the 2008 financial statements to retrospectively apply the change in accounting for shipping and handling expenses, as described in Note 2 to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2008 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2008 financial statements taken as a whole.

/s/ Grant Thornton LLP

Dallas, Texas
March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Heelys, Inc.
Carrollton, Texas

        We have audited, before the effects of the adjustments to retrospectively apply the change in accounting discussed in Note 2 to the consolidated financial statements, the consolidated balance sheet of Heelys, Inc. and subsidiaries (the "Company") as of December 31, 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for the year ended December 31, 2008, (the 2008 consolidated financial statements before the effects of the adjustments discussed in Note 2 to the consolidated financial statements are not presented herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting discussed in Note 2 to the consolidated financial statements, present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

        We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting discussed in Note 2 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 31, 2009

HEELYS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	December 31,
	2008	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,446	$39,370
Investments	—	20,556
Accounts receivable, net of allowances of $664 and $414, respectively	6,594	5,704
Inventories	12,104	6,038
Prepaid and other current assets	831	756
Income tax receivable	268	3,106
Deferred income tax assets	3,572	3,178

Total current assets	91,815	78,708
INVESTMENTS, NON-CURRENT	—	6,566
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,352 and $1,649, respectively	1,007	856
PATENTS AND TRADEMARKS, net of accumulated amortization of $1,136 and $1,240, respectively	310	343
INTANGIBLE ASSETS, net of accumulated amortization of $254 and $619, respectively	1,412	1,071
GOODWILL	1,668	1,696
DEFERRED INCOME TAX ASSETS	284	—

TOTAL ASSETS	$96,496	$89,240

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,910	$1,634
Accrued expenses	5,091	2,789
Income taxes payable	1,347	2,108

Total current liabilities	8,348	6,531
LONG TERM LIABILITIES:
Income taxes payable	442	439
Deferred income tax liability	—	72
Other long term liabilities	1,331	458

TOTAL LIABILITIES	10,121	7,500
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 75,000,000 shares authorized; 27,571,052 shares issued and outstanding as of December 31, 2008 and 2009	28	28
Additional paid-in capital	64,809	65,305
Retained earnings	21,657	16,532
Accumulated other comprehensive loss	(119)	(125)

Total stockholders' equity	86,375	81,740

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$96,496	$89,240

See notes to consolidated financial statements.

HEELYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2008	2009
NET SALES	$70,741	$43,777
COST OF SALES	49,429	28,111

GROSS PROFIT	21,312	15,666
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling and marketing	11,336	6,529
General and administrative	16,508	12,034
Litigation settlements and related costs	1,823	4,117
Severance	693	154

Total selling, general and administrative expenses	30,360	22,834
LOSS FROM OPERATIONS	(9,048)	(7,168)
OTHER (INCOME) EXPENSE
Interest (income) expense, net	(2,049)	(171)
Other (income) expense, net	(1,151)	(321)
Exchange (gain) loss, net	593	(198)

Total other (income) expense, net	(2,607)	(690)
LOSS BEFORE INCOME TAXES	(6,441)	(6,478)
INCOME TAX BENEFIT	(517)	(1,353)

NET LOSS	$(5,924)	$(5,125)

LOSS PER SHARE:
Basic and diluted	$(0.22)	$(0.19)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	27,321	27,571

See notes to consolidated financial statements.

HEELYS, INC.

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2009

(in thousands)

	Common Stock					Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Earnings			Total Stockholders' Equity
	Shares	Amount
BALANCE—December 31, 2007	27,075	$27	$61,783	$55,152		—	$116,962
Comprehensive loss:
Net loss				(5,924)			(5,924)
Foreign currency translation adjustment	—	—	—	—		(119)	(119)

Total comprehensive loss							(6,043)

Stock option exercises	496	1	2,010	—		—	2,011
Stock-based compensation expense	—	—	1,179	—		—	1,179
Income tax benefit on stock-based compensation awards	—	—	(163)	—		—	(163)
Dividends paid	—	—	—	(27,571	)(1)	—	(27,571)

BALANCE—December 31, 2008	27,571	28	64,809	21,657		(119)	86,375
Comprehensive loss:
Net loss				(5,125)			(5,125)
Foreign currency translation adjustment	—	—	—	—		(6)	(6)

Total comprehensive loss							(5,131)

Stock-based compensation expense	—	—	525	—		—	525
Income tax benefit on stock-based compensation awards	—	—	(29)	—		—	(29)

BALANCE—December 31, 2009	27,571	$28	$65,305	$16,532		$(125)	$81,740

(1)
On December 5, 2008, the Company's board of directors declared a special cash dividend in the amount of $1.00 per share of common stock. This dividend was paid on December 22, 2008 to the shareholders of record on December 15, 2008.

See notes to consolidated financial statements.

HEELYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2009
OPERATING ACTIVITIES:
Net Loss	$(5,924)	$(5,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	643	818
Accretion (amortization) of premium (discount) on investments, net	—	15
Accrued interest income	—	(96)
Deferred income taxes	(583)	721
Stock-based compensation	1,179	525
Unrealized exchange (gain) loss, net	609	(243)
Loss on disposal of property and equipment	24	141
Inventory impairment charges	2,076	1,099
Changes in operating assets and liabilities:
Accounts receivable	(1,122)	941
Inventories	598	4,990
Prepaid and other current assets	596	176
Accounts payable	1,671	(291)
Accrued expenses and other long term liabilities	(2,629)	(2,634)
Income taxes payable/receivable	800	(2,095)

Net cash used in operating activities	(2,062)	(1,058)
INVESTING ACTIVITIES:
Purchase of investments	—	(27,137)
Purchases of equipment	(378)	(337)
Increase in patents and trademarks	(74)	(148)
Acquisition of goodwill and intangibles	(1,945)	—

Net cash used in investing activities	(2,397)	(27,622)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,010	—
Dividend payment	(27,571)	—
Payment for previously acquired goodwill and intangible assets	—	(567)

Net cash used in financing activities	(25,561)	(567)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(305)	171

NET DECREASE IN CASH AND CASH EQUIVALENTS	(30,325)	(29,076)
CASH AND CASH EQUIVALENTS, beginning of year	98,771	68,446

CASH AND CASH EQUIVALENTS, end of year	$68,446	$39,370

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$1,079	$260

See notes to consolidated financial statements.

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY BACKGROUND

        Heelys, Inc. and subsidiaries (the "Company" or "Heelys") designs, markets and distributes innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. The primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS are distributed directly to retail stores in the United States and certain European countries, and through international wholesale distributors.

        The Company initially incorporated as Heeling, Inc. in Nevada in 2000. The Company was reincorporated in Delaware in August 2006 and changed its name to Heelys, Inc. Through its general and limited partner interests, Heelys, Inc. owns 100% of Heeling Sports Limited, a Texas limited partnership, which was formed in May 2000.

        In February 2008, the Company formed Heeling Sports EMEA SPRL, a Belgium corporation and indirect wholly-owned subsidiary of the Company, with offices in Brussels, Belgium, and branch offices in Germany and France, to manage the Company's European operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Consolidated Financial Statements—The consolidated financial statements include the accounts of Heelys, Inc. and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

        Use of Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the period. Management's significant estimates are as follows: allowances for estimated customer returns, marketing discretionary funds and doubtful accounts; assessment of lower of cost or market on inventory; income taxes including deferred taxes and uncertain tax positions; and legal reserves for current pending claims (if any) and estimated incurred-but-not-reported claims. Actual results could differ from these estimates and the differences could be material. Differences are reported in the period in which they become known.

        Reclassifications—The Company reclassified $3,396,000 of shipping and handling costs from cost of sales to general and administrative expense for the year ended December 31, 2008 to conform to current-year presentation. The Company has changed its policy, regarding the classification of shipping and handling costs, because the Company believes it allows for a better analysis of gross profit margin and will more consistently convey the relationship between sales and costs that are directly attributable to the procurement and production of inventory sold from year to year.

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

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Foreign Currency Transactions—Gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in other income and expense in the period in which they occur. Net loss on foreign currency transactions was $595,000 for 2008, compared to a net gain of $199,000 in 2009.

        Foreign Currency Remeasurement—For foreign operations whose records are not maintained in its functional currency, the Company remeasures the financial statements into the functional currency before translation. In 2008, the Company opened a representative office in Qingdao, China that serves multiple sourcing functions for the Company. While the local currency for the office in China is the Chinese Yuan Renminbi, the functional currency is the U.S. dollar. Historical and current exchange rates are used in the remeasurement process, depending on the nature of the account. All exchange gains and losses from the remeasurement of monetary assets and liabilities that are not denominated in the functional currency are recognized in other expense or income. Net gain on foreign currency remeasurement was $2,000 for 2008, compared to a net loss of $1,000 in 2009.

        Fair Value Measurements—The Company uses a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach, and cost approach).

        The levels of hierarchy are described below:

  •
  Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

  •
  Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

  •
  Level 3: Unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

        The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Financial assets and liabilities are classified in their entirety based on the most stringent level of input that is significant to the fair value measurement.

        Refer to Note 3 for discussion regarding fair value of investments as of December 31, 2009. All other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their liquid and short-term nature.

        Cash Equivalents—Cash equivalents consist of highly liquid investments with original maturity dates of three months or less when purchased. Cash equivalents at December 31, 2009 include investments in the JPMorgan Prime Money Market Fund ($33,000) and in the Fidelity Money Market Fund ($20.1 million). Investments in the JPMorgan Prime Money Market Fund and in the Fidelity Money Market Fund are valued using observable inputs (Level 1 fair value hierarchy).

        Concentration of Risk—The Company maintains substantially all of its cash and cash equivalents, excluding investments in the JPMorgan Prime Money Market Fund and in the Fidelity Money Market Fund, in financial institutions in amounts that exceed federally insured limits. Investments in the

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

JPMorgan Prime Money Market Fund and in the Fidelity Money Market Fund are not insured. The Company has not experienced any losses with regards to its cash and cash equivalents and believes it is not exposed to significant credit risk.

        The Company invests a portion of its cash in fully insured certificates of deposit and in debt instruments of corporations and municipalities with strong credit ratings.

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

        Accounts Receivable—Accounts receivable are stated net of estimated allowances for uncollectible accounts, customer returns, defective merchandise, co-op advertising and marketing discretionary funds. Accounts are not collateralized and do not bear interest. In determining the amount of the allowances for accounts receivable, the Company considers, among other things, historical experience. If the Company determines a smaller or larger allowance was appropriate, these changes in estimates are recorded in the period in which such determination is made. Accounts are written off when it is determined the receivable will not be collected.

        Inventories—Inventories are purchased as finished goods from independent manufacturers and are stated at the lower of cost or market. Inventories are valued on a first-in first-out ("FIFO") basis. Inventory costs include inbound freight. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the forecast of future demand and market conditions. Ongoing estimates are made relating to the net realizable value of inventories. If the estimated net realizable value of inventory is less than the cost, a write-down equal to the difference between the cost of the inventory and the estimated net realizable value is recorded. If changes in market conditions result in reductions in the estimated net realizable value of inventory below previous estimates, an increase in the write-down is recorded in the period in which such a determination was made. During 2008 and 2009, the Company charged cost of sales $2.1 million and $1.1 million, respectively, in order to properly state inventories at lower of cost or market.

        Goodwill and Intangible Assets—Goodwill is not amortized but is instead measured for impairment at least annually, or when events indicate that impairment might exist. The Company compares the estimated fair value of the reporting unit to the carrying value. The Company's estimates of fair value utilized in goodwill tests may be based upon a number of factors, including assumptions about the expected future operating performance of our reporting units. Estimates may change in future periods due to, among other things, the expected future operating performance of the Company's reporting units. Estimates may also change in future periods as a result of, among other things, technological change, economic conditions, changes to the Company's business operations or inability to meet business plans. Such changes may result in impairment charges recorded in future periods. Any impairment charge related to goodwill would be classified as a separate line item on the consolidated statement of operations for amounts necessary to reduce the carrying value of the asset to fair value. The Company performed its annual impairment test during the fourth quarter. There were no impairments identified in the periods reported.

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

        Long-Lived Assets—The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted pretax future net cash flows expected to be generated by that asset. An impairment loss is recognized if the estimated undiscounted future cash flows are less than the carrying value of the related assets. There were no impairments identified in the periods reported.

        Income Taxes—The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. The Company evaluates its ability to realize the tax benefits associated with deferred tax assets and a valuation allowance is established unless management determines that it is more likely than not that the Company will ultimately realize the tax benefit associated with a deferred tax asset. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by a taxing authority, based on the technical merits of the position. The amount recognized in the financial statements from an uncertain tax position is measured based on the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. These liabilities (for uncertain tax positions) are included in income taxes payable in the consolidated balance sheet. Related accrued interest is included in interest expense and related penalties are included in general and administrative expenses. Accrued interest and penalties are included within the related income tax liability line in the consolidated balance sheet.

        Recognition of Revenues—Revenues are recognized when merchandise is shipped, title passes to the customer, the customer assumes risk of loss, the collection of relevant receivables is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Title passes upon shipment or upon receipt by the customer depending on the agreement with the customer. The Company records reductions to revenue for customer discounts, marketing discretionary funds, estimated returns and other allowances, including permitted returns of damaged or defective merchandise. The Company recorded total reductions to revenue for these allowances of $1,138,000 and $958,000 during 2008 and 2009, respectively.

        Advertising Costs—Advertising production costs are expensed the first time the advertisement is run. Media (TV, radio and print) placement costs are expensed in the month the advertising appears or is aired. Through cooperative advertising programs, the Company reimburses its retail customers for certain of their costs of advertising the Company's products. The Company records these costs in selling and marketing expense at the point in time when it is obligated to its customers for the costs, which is when the related revenues are recognized. This obligation may arise prior to the related advertisement being run. Total advertising and promotion expenses were $6,948,000 and $2,649,000

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

during 2008 and 2009, respectively. Prepaid advertising and promotion expenses recorded in prepaid and other current assets totaled $49,000 and $125,000 at December 31, 2008 and 2009, respectively.

        Shipping and Handling Costs—Shipping and handling costs are expensed as incurred and are included in general and administrative expense. Shipping and handling costs included in general and administrative expense were $3,396,000 and $2,075,000 during 2008 and 2009, respectively. Shipping and handling costs billed to customers are included in net sales, and were $73,000 and $57,000 during 2008 and 2009, respectively.

        Insurance—The Company's insurance retention for general liability claims is $50,000 per claim. An estimated liability is provided for current pending claims (if any) and estimated incurred-but-not-reported claims due to this retention risk. A liability is accrued by a charge to income if it is probable that a liability had been incurred at the date of the financial statements, and the amount of loss can be reasonably estimated. A liability for estimated claims in the amount of $141,000 and $150,000 as of December 31, 2008 and 2009, respectively, is reflected in the balance sheet as an accrued liability.

        Income (Loss) per Share—Basic income (loss) per common share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects the effects of potentially dilutive securities that could share in the income (loss) of the Company. A reconciliation of the numerator and denominator used in the calculation of basic and diluted income (loss) per share is as follows (in thousands):

	Year Ended December 31,
	2008	2009
Numerator—net loss available to common stockholders	$(5,924)	$(5,125)
Denominator:
Weighted average common stock outstanding for basic loss per share	27,321	27,571
Effect of dilutive securities:
Stock options	—	—

Adjusted weighted average common stock and assumed conversions for diluted loss per share	27,321	27,571

        Stock options to purchase approximately 1.7 million and 1.6 million shares of common stock at December 31, 2008 and December 31, 2009, respectively, were not included in the computation of diluted loss per share because the effect of their inclusion would be anti-dilutive.

        Recent Accounting Pronouncements—On July 1, 2009, the Financial Accounting Standards Board ("FASB") issued a standard that established the FASB Accounting Standards Codification (the "Codification" or "ASC"). The Codification amended the hierarchy of generally accepted accounting principles ("GAAP") such that the ASC became the single source of authoritative nongovernmental accounting principles generally accepted in the United States of America ("U.S. GAAP"). The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates ("ASUs"). The Codification was effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for the quarter ending September 30, 2009. There was no impact on the Company's financial position, cash flows or results of operations as a result of this adoption.

3. INVESTMENTS

        Investments consist of the following:

	As of December 31, 2009
	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Maturities
	(In thousands)
Current held-to-maturity securities
Certificates of deposit	$10,000	$—	$—	$10,000	May-2010
Commercial paper	4,971	—	—	4,971	Aug thru Nov-2010
Corporate bonds	2,562	—	(8)	2,554	Oct-2010
Municipal bonds	3,023	—	(24)	2,999	Nov-2010

Total current held-to-maturity securities	$20,556	$—	$(32)	$20,524

Non-current held-to-maturity securities
Corporate bonds	$3,466	$—	$(14)	$3,452	Apr-2011
Municipal bonds	3,100	—	(32)	3,068	Jun-2011

Total non-current held-to-maturity securities	$6,566	$—	$(46)	$6,520

        All investments as of December 31, 2009 are classified as held-to-maturity since the Company has the intent and ability to hold these investments to maturity. Investments in debt securities (commercial paper, municipal bonds and corporate bonds) are reported at cost, adjusted for premiums and discounts that are recognized in interest income, using a method that approximates the effective interest method, over the period to maturity. Unrealized gains and losses are excluded from earnings. The Company considers as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current.

        The fair values of these investments are determined using inputs other than quoted prices that are observable for the investment (Level 2 fair value hierarchy).

4. SIGNIFICANT CUSTOMERS

        Customers of the Company consist of retail stores in the U.S. and certain European countries, and international wholesale distributors. The customers, individually or considered as a group under

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. SIGNIFICANT CUSTOMERS (Continued)

common ownership, which accounted for greater than 10% of accounts receivable at December 31, 2008 and 2009 or 10% of net sales during the periods reflected were as follows:

			Net Sales
	Accounts Receivable		Years Ended December 31,
	December 31, 2008	December 31, 2009
			2008	2009
Oxylane Group	9%	23%	3%	11%
AG Corporation	4%	2%	5%	17%
Journeys	8%	1%	10%	2%
Famous Footwear	9%	15%	9%	6%

        Oxylane Group is a French sporting goods retail chain operating under the name Decathlon. AG Corporation is the Company's independent distributor in Japan.

5. PROPERTY AND EQUIPMENT

        Property and equipment included the following (in thousands):

		December 31,
	Estimated useful lives
		2008	2009
Leasehold improvements	1-10 years	$497	$498
Furniture and fixtures	7 years	191	183
Computer equipment (including software)	5 years	652	688
Equipment	5 years	135	127
Product molds and designs	2 years	884	1,009

Total		2,359	2,505
Less accumulated depreciation and amortization		(1,352)	(1,649)

Property and equipment—net		$1,007	$856

        Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful life of the asset. Leasehold improvements are amortized over their estimated useful lives or the lease term, whichever is shorter. Gains and losses on disposal of property and equipment are included in other (income) expense.

        Depreciation expense related to property and equipment was $258,000 and $344,000 in 2008 and 2009, respectively.

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. PATENTS AND TRADEMARKS

        Patents and trademarks included the following (in thousands):

	December 31,
	2008	2009
Patents	$1,226	$1,334
Trademarks	195	224
Other	25	25

Total	1,446	1,583
Less accumulated amortization	(1,136)	(1,240)

Patents and trademarks—net	$310	$343

        Patents and trademarks are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the estimated useful lives of five years. Losses on disposal of patents and trademarks are included in general and administrative expenses.

        Amortization expense related to patents and trademarks was $122,000 and $115,000 in 2008 and 2009, respectively. Amortization expense from 2010 through 2014 is expected to be $115,000, $92,000, $66,000, $42,000 and $16,000, respectively.

7. INTANGIBLE ASSETS AND GOODWILL

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

        Intangible assets included the following (in thousands):

	December 31,
	2008	2009
Non-compete agreements	$233	$233
Customer lists	1,433	1,457

Total	1,666	1,690
Less accumulated amortization	(254)	(619)

Intangible assets—net	$1,412	$1,071

        Non-compete agreements are amortized over 2 to 5 years, and customer lists are amortized over 5 years. Amortization expense related to non-compete agreements and customer lists was $263,000 in 2008, and $360,000 in 2009. Amortization expense from 2010 through 2013 is expected to be $332,000, $322,000, $322,000 and $95,000, respectively. These assets will be fully amortized in 2013.

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INTANGIBLE ASSETS AND GOODWILL (Continued)

        Goodwill included the following (in thousands):

	December 31,
	2008	2009
Goodwill	$1,668	$1,696

        Customer lists and goodwill are intangible assets of the Company's Belgian subsidiary whose functional currency is the Euro. Assets and liabilities of foreign operations which are denominated in a functional currency other than the U.S. dollar (the reporting currency) are translated at the rate of exchange during the applicable period. These intangibles are translated using the exchange rate as of the balance sheet date. As a result, the U.S. dollar value of these intangibles is impacted by the fluctuation in the exchange rate.

8. ACCRUED EXPENSES

        Accrued expenses consisted of the following (in thousands):

	December 31, 2008	December 31, 2009
Professional fees	$579	$129
Litigation settlements and related costs (see Note 9)	1,046	—
Payments due—termination of distributorship agreements (see Note 9)	624	579
Accrued taxes payable	283	449
Customer credits and prepayments	745	439
Payroll and payroll related costs	428	507
Other	1,386	686

Total accrued expenses	$5,091	$2,789

        Customer credits includes amounts due customers in excess of amounts owed, including estimated credits due customers for estimated returns and co-op advertising and marketing allowances.

9. COMMITMENTS AND CONTINGENCIES

        Leases—Effective February 1, 2005, the Company entered into an operating lease whereby the Company leases office and warehouse space in Carrollton, Texas for 10 years with two five year renewal options. On February 27, 2006, the Company signed an amendment to this lease for additional warehouse space for the duration of the lease term. The information in the table below does not include renewal options.

        Effective May 1, 2008, Heeling Sports EMEA entered into an operating lease for office space in Brussels, Belgium for nine years with the option to terminate the lease at the end of each three year period. The information in the table below assumes that this lease will not be renewed after the initial three year period. Payments under this lease agreement are made in Euro. Future minimum payments, included in the table below, have been estimated using the currency exchange rate as of December 31, 2009.

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

        Effective April 1, 2008, Heeling Sports EMEA entered into an operating lease for office space in Munich, Germany for three years with an automatic renewal at the end of the initial three year lease unless six months notice is provided. The information in the table below does not include lease extensions. Payments under this lease agreement are made in Euro. Future minimum payments, included in the table below, have been estimated using the currency exchange rate as of December 31, 2009.

        Effective May 1, 2008, Heeling Sports EMEA entered into an operating lease for office space in Annecy, France for nine years with the option to terminate the lease at the end of each three year period. The information in the table below assumes this lease will not be renewed after the initial three year period. Payments under this lease agreement are made in Euro. Future minimum payments, included in the table below, have been estimated using the currency exchange rate as of December 31, 2009.

        Future minimum rental payments under these agreements are as follows (in thousands):

Years Ending December 31,
2010	$299
2011	240
2012	209
2013	209
2014	209
Thereafter	128

$1,294

        Rent expense for leased office space and warehouse space in Carrollton, Texas was $401,000 and $402,000 for 2008 and 2009, respectively. Rent expense for additional and temporary warehouse space was $319,000 and $76,000 for 2008 and 2009, respectively. Rent expense for 2008 includes cost to lease floor space at a third-party distribution facility in California.

        Third-Party Distribution Facility (Belgium)—The Company uses a third-party distribution facility in Belgium. The Company pays this third-party distributor fees and charges for services including storage, handling, processing and packing materials. These fees and charges are activity based and therefore fluctuate and as a result related future obligations cannot be quantified. This agreement is for one year with automatic one year renewal terms. The Company expensed $1,265,000 and $1,297,000 related to this third-party distribution facility in 2008 and 2009, respectively. These costs are included in general and administrative expenses.

        Termination of Distributorship Agreements—During fiscal year 2008, the Company agreed to purchase a portion of the business operations, certain assets, and retain employees on a contractual basis of two of its former distributors in Germany and France. The details related to these activities are outlined below.

        Effective March 31, 2008, the Company entered into agreements to terminate its arrangement regarding the distribution of Heelys-branded footwear and products in Germany and Austria, allowing the Company, through its Belgian subsidiary, to market its products directly in such countries. This included a Termination Agreement (the "Termination Agreement") among the Company, The Territory

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

Distribution GmbH (the "Distributor"), and Achim Lippoth, the sole owner of the Distributor ("Lippoth"), pursuant to which, among other things, a prior Distributor Agreement between the Company and the Distributor was terminated, the Company agreed to purchase from the Distributor all of the Distributor's inventory of unsold Heelys products and other specified assets for the Distributor's cost, all of the unshipped orders for Heelys products on the Distributor's order book as of March 31, 2008 for a price equal to the Distributor's net wholesale margin on such unshipped orders (which is to be paid on or before the end of the month following the Company's receipt of payment for the Heelys products shipped in response to such unshipped orders), and the Distributor and Lippoth agreed, until March 31, 2010, not to compete with the Company relating to the Company's products anywhere in the world. In connection with the Termination Agreement, the Company entered into two consulting agreements, one with The Sansean Group Limited ("Sansean"), and one with Lippoth, pursuant to which, among other things, Sansean and Lippoth agreed to perform certain consulting services and the Company agreed to pay Sansean and Lippoth consulting fees as set forth in their respective consulting agreements. Payments under these agreements are to be made in Euro.

        Effective April 30, 2008, the Company entered into agreements to terminate its current arrangement regarding the distribution of Heelys-branded footwear and products in France, Monaco and Andorra, allowing the Company, through its Belgian subsidiary, to market its products directly in such countries. This included a Termination Agreement (the "Termination Agreement") among the Company, Trotwood Import/Export (the "Distributor"), Trotwood Investments Ltd., the sole owner of the Distributor ("TIL"), and David Stanley ("D. Stanley") and Margarete Stanley ("M. Stanley"), pursuant to which, among other things, a prior International Distributor Agreement between the Company and the Distributor was terminated, the Company agreed to purchase from the Distributor all of the Distributor's inventory of unsold Heelys products for the Distributor's cost of such products, the Distributor's order books relating to Heelys products at the value on Distributor's books and certain other incidental assets of the Distributor related to its distribution operations as described in the Termination Agreement (the Company agreed to pay Distributor for such items on or before May 16, 2008), the Company agreed to purchase from the Distributor all of the unshipped orders for Heelys products on the Distributor's order book as of April 30, 2008 that are not novated to the Company or one of its affiliates for a price equal to the Distributor's net wholesale margin on such unshipped orders (which is to be paid on or before the end of the month following the Company's receipt of payment for the Heelys products shipped in response to such unshipped orders). In addition, the Distributor, Shareholder, D. Stanley and M. Stanley agreed, until April 30, 2012, not to compete with the Company relating to the Company's products anywhere in the world and the Company agreed to pay Distributor an additional amount set forth in the Termination Agreement for each pair of Heelys branded footwear sold by the Company or its affiliates in France, Monaco and Andorra. In connection with the Termination Agreement, the Company entered into a Consulting Agreement with TIL pursuant to which, among other things, TIL agreed to perform certain consulting services and the Company agreed to pay TIL consulting fees as set forth in such consulting agreement. Payments under these agreements are to be made in Euro.

        The primary assets acquired as a result of the termination of these distributorship agreements were the customer lists and goodwill. In addition, both of these former distributors agreed to not compete with the Company for a limited period of time. The fair value and the total amount paid for the acquired assets was $3.7 million (2.4 million Euro) based upon the amount at which the assets could be bought or sold in a current transaction between willing parties. As a result, the Company recorded

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

goodwill of $1.9 million (1.2 million Euro) and intangibles (acquired customer relationships and non-compete) of $1.8 million (1.2 million Euro). As of December 31, 2009, the Company paid $2.5 million (1.7 million Euro) for these acquired assets with the balance of $1.0 million (687,000 Euro) to be paid out over time in accordance with the terms of the agreements. As of December 31, 2009, $456,000 is recorded as other long term liability and $547,000 is recorded as a current liability.

        Consulting Agreement—Effective as of April 30, 2008, the Company's Senior Vice President resigned his position with the Company, and entered into a Consulting Agreement with the Company. The Consulting Agreement will terminate on June 30, 2010, unless terminated earlier or the parties agree to extend the term. Under the Consulting Agreement, the former Senior Vice President (the "Consultant") will provide the Company (i) consulting services relating to mergers and acquisitions, (ii) support services in connection with the prosecution or defense of any pending or future litigation, arbitration, business, or investigatory matter relating to the Company, and (iii) other services agreed upon by the parties. The primary compensation under the Consulting Agreement shall be (i) a fee for merger and acquisition services to be paid in 25 monthly installments of $10,780 per month beginning June 30, 2008, (ii) success fees more fully described in the Consulting Agreement and equal to varying percentages of the total value of certain mergers or acquisitions originated by the Consultant, (iii) a fee of $125 per hour (up to a maximum of $1,000 per day) for litigation support services rendered, and (iv) a fee of $125 per hour (up to a maximum of $1,000 per day for actual time billed) for services rendered for matters other than merger and acquisition services or litigation support. The Company will also reimburse the Consultant for his expenses incurred in connection with the performance of his services under the Consulting Agreement. The Company recognized $75,000 and $129,000 in expense related to the Consulting Agreement in 2008 and 2009, respectively. These charges are included in general and administrative expense in the statement of operations.

        Purchase Commitments—The Company had open purchase commitments of $2.7 million related to inventories that were still being held by the manufacturers at December 31, 2009.

        Legal Proceedings—The Company, its former Chief Executive Officer, its former Chief Financial Officer, and its directors who signed the Company's registration statement filed with the Securities and Exchange Commission in connection with the Company's December 7, 2006 initial public offering (the "IPO")—along with Capital Southwest Corporation, Capital Southwest Venture Corporation and the underwriters for the IPO—were defendants in a lawsuit originally filed on August 27, 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiff Brian Rines, Individually and On Behalf of All Others Similarly Situated, purportedly on behalf of all persons who purchased the Company's common stock pursuant to or traceable to the IPO registration statement. The complaint alleged violations of Sections 11 and 15 of the Securities Act of 1933. The plaintiff sought an order determining that the action may proceed as a class action, awarding compensatory damages in favor of the plaintiff and the other class members in an unspecified amount, and reasonable costs and expenses incurred in the action, including counsel fees and expert fees. Four similar lawsuits were also filed in September and October 2007 in the United States District Court for the Northern District of Texas, Dallas Division, by plaintiffs Vulcan Lee, John Avila, Gerald Markey and Robert Eiron on behalf of the same plaintiff class, making substantially similar allegations under Sections 11, 12 and 15 of the Securities Act of 1933, and seeking substantially similar damages. These lawsuits were transferred to a single judge and were consolidated into a single action. Lead plaintiffs and lead counsel were appointed. An amended consolidated complaint was filed on March 11, 2008.

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

The amended complaint alleged that the prospectus used in connection with the Company's IPO contained misstatements of material fact or omitted to state material facts necessary in order to make the statements made not misleading relating to among other allegations, safety concerns and injuries associated with the Company's products and their alleged impact on demand, visibility into the Company's sales channel and competition from knockoffs, in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and requested substantially similar damages and relief as previously mentioned. On August 14, 2008, the Court denied Defendants' motions to dismiss the amended complaint, and discovery commenced. During a mediation conducted by the Hon. Nicholas H. Politan (ret.), Plaintiffs and Defendants reached a settlement pursuant to which Defendants agreed to pay Plaintiffs and a proposed plaintiff settlement class a total of $7.5 million, including attorneys' fees and expenses. The Company also reached an agreement with its insurers for the Company's insurance policies to fund the majority of this settlement amount. On November 17, 2009, the Court approved the settlement and signed a Final Judgment and Order of Dismissal with Prejudice with respect to the lawsuit.

        On October 3, 2007 and October 24, 2007, in the United States District Court for the Northern District of Texas, Dallas Division, Jack Freeman and Brian Mossman, respectively brought shareholders' derivative actions, for the Company's benefit, as nominal defendant, against the Company's former Chief Executive Officer, the Company's former Director of Research and Development, the Company's former Chief Financial Officer, the Company's former Senior Vice President and certain current and former members of the Company's board of directors. The complaints alleged violations of Sections 11, 12(a)(2) and 14(a) of the Securities Act of 1933 and breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment on the part of each of the named defendants. The complaints sought unspecified amounts of compensatory damages, voiding the election of the director defendants, as well as interest and costs, including legal fees from the defendants. The Company was a nominal defendant, and the complaint did not seek any damages against the Company; however, the Company may have had indemnification obligations to one or more of the defendants under the Company organizational documents. The derivative lawsuits were transferred to a single judge and consolidated into a single derivative lawsuit. An amended consolidated complaint making substantially similar allegations and claims for damages was filed on March 14, 2008. On August 14, 2008, the Court denied Defendants' motions to dismiss the amended complaint, and discovery commenced. During a mediation conducted by the Hon. Nicholas H. Politan (ret.), Plaintiffs and Defendants reached a settlement pursuant to which Defendants agreed to institute certain corporate governance changes at the Company and to pay plaintiffs' counsel attorneys' fees and expenses of $1.0 million. The Company also reached an agreement with its insurers for the Company's insurance policies to fund the majority of this settlement amount. On November 17, 2009, the Court approved the settlement and signed a Final Judgment and Order of Dismissal with Prejudice with respect to the lawsuit.

        The Company's insurance policies funded the majority of the settlement amounts related to the lawsuits described above and the Company paid approximately $800,000 of the settlement amounts in August 2009.

        The Company, its former Chief Executive Officer, its former Chief Financial Officer, and its directors who signed the Company's registration statement filed with the Securities and Exchange Commission in connection with the Company's December 7, 2006 initial public offering (the "IPO")—along with Capital Southwest Corporation, Capital Southwest Venture Corporation and the

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES (Continued)

underwriters for the IPO—were defendants in a lawsuit originally filed on May 16, 2008 by individual shareholder Carl Dick in the County Court of Law No. 1, Dallas County, Texas. This lawsuit asserted claims that were substantially similar to those asserted in the consolidated class action described above. Plaintiff alleged that he purchased over 600,000 shares of Heelys for approximately $17.4 million. Plaintiff claimed to have sold his stock for a loss of approximately $11 million, which he sought to recover plus interest, costs, and attorney fees. Plaintiff's second amended petition alleged violations of Sections 11 and 15 of the Securities Act of 1933, Sections 33(A), (C), and (F) of the Texas Securities Act, and Section 27.01 of the Texas Business and Commerce Code. Defendants withdrew their previously-filed special exceptions to Plaintiff's petition seeking to have all claims dismissed. On August 21, 2009, Plaintiff and Defendants settled this case for $5.25 million. The Company paid $2.5 million of this settlement amount on August 25, 2009, and was subsequently reimbursed by the Company's insurance policies. The Company paid the remaining $2.75 million on December 1, 2009, and the Company's insurance policies subsequently reimbursed the Company approximately $253,000 of this amount. Pursuant to the settlement agreement, the lawsuit was dismissed with prejudice on September 18, 2009.

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

10. INCOME TAXES

        Components of income taxes were as follows (in thousands):

	December 31,
	2008	2009
Current expense (benefit):
Federal	$(5)	$(2,929)
State	3	61
Foreign	68	794

Total current expense (benefit)	66	(2,074)
Deferred expense (benefit):
Federal	(809)	734
State	226	1
Foreign	—	(14)

Total deferred expense (benefit)	(583)	721

Total income tax expense (benefit), net	$(517)	$(1,353)

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

        A reconciliation of income tax computed at the U.S. federal statutory income tax rate of 35% to the provision for income taxes is as follows (in thousands):

	December 31,
	2008	2009
Tax at statutory rate	$(2,225)	$(2,269)
Non-deductible incentive stock option expense	107	124
Non-deductible penalties	19	5
Non-deductible legal expenses	—	882
State income taxes net of federal benefit	149	19
Increase (decrease) in valuation allowance	1,371	(209)
Increase (decrease) in unrecognized tax benefits net of indirect benefits	—	21
Reclassification of tax deductible/nondeductible awards	41	—
Other	21	74

Total income tax expense (benefit), net	$(517)	$(1,353)

        Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of significant items included in the Company's net deferred tax benefits (expense) were as follows (in thousands):

	December 31,
	2008	2009
Current tax assets (liabilities):
Allowance for bad debts	$263	74
Inventories	274	79
Prepaid expenses	(139)	(39)
Accrued expenses	403	96
State income taxes	377	422
Net operating loss carryovers	3,225	3,093
Other	20	25

Total current deferred tax assets	4,423	3,750
Less: Valuation allowance	(851)	(572)

Net current deferred tax assets	3,572	3,178
Long-term tax assets (liabilities):
Fixed assets and intangibles	105	205
Tax method change	—	(61)
Net operating loss carryovers	353	5
State income taxes	120	120
Share-based compensation	432	462

Total long-term deferred tax assets	1,010	731
Less: Valuation allowance	(726)	(803)

Net long-term deferred tax assets (liabilities)	284	(72)

Total deferred tax assets (net of deferred liabilities)	$3,856	$3,106

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

        During the year ended December 31, 2009, the valuation allowance decreased by approximately $200,000 as the Company believes that it is more likely than not that certain U.S. deferred tax assets will not be realized as of December 31, 2009. Specifically, the U.S. net operating loss generated during 2009 is the only U.S. deferred tax asset that is likely to be utilized going forward.

        As of December 31, 2009, a valuation allowance of $1.4 million had been recognized for deferred income taxes that may not be realized by the Company in future periods.

        For the year ended December 31, 2009, the Company generated approximately $8.8 million of federal net operating losses that are expected to be carried back and fully recovered. This net operating loss carryback is currently reflected as a current deferred tax asset as of December 31, 2009. The Company filed a carryback claim for $8.3 million of federal net operating loss related to 2008 which is expected to be fully recovered. This net operating loss is currently reflected as an income tax receivable as of December 31, 2009.

        A deferred tax liability has been set up for income taxes which may become payable upon distribution of earnings of the Company's Belgian subsidiary. The estimated amount of tax that might be payable with regard to any distribution of foreign subsidiary earnings is reported net of foreign taxes paid which are creditable against domestic tax liability. The Company does not permanently reinvest its foreign subsidiary's earnings. Prior to 2009, the Company's foreign subsidiary incurred losses and as such no deferred taxes were recorded. As a result of 2009 earnings in its foreign subsidiary, the Company has recorded a deferred tax liability. The Company continually evaluates its assertion and will make a change as business needs change.

        A reconciliation of the consolidated liability for gross unrecognized income tax benefits (excluding penalties and interest) from January 1, 2008 to December 31, 2009, is as follows (in thousands):

	2008	2009
Balance at beginning of year	$1,225	$1,225
Decreases in prior year tax positions	—	—
Increases in prior year tax positions	—	56
Increases in current year tax positions	—	—
Settlements with taxing authorities	—	(24)
Lapse of statute of limitations	—	—

Balance at end of year	$1,225	$1,257

        If the Company were to prevail on all unrecognized tax benefits recorded, approximately $1.3 million of the unrecognized tax benefits (excluding accrued interest and penalties) at December 31, 2009 would benefit the effective tax rate. Liabilities for unrecognized tax benefits are included in income taxes payable in the consolidated balance sheet.

        The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties related to tax liabilities in general and administrative expenses. During the years ended December 31, 2008 and 2009, the Company recognized approximately $153,000 and $106,000 in interest and penalties, respectively. The Company has accrued $528,000 and $631,000 for interest and penalties at December 31, 2008 and 2009, respectively. Accrued interest and penalties are included within the related income tax liability line in the consolidated balance sheet.

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

        Based on the nature of the unrecognized tax benefits and the states to which the uncertain tax positions relate, the Company believes it is reasonably possible that the unrecognized tax benefits will significantly decrease in the next twelve months by approximately $976,000 as a result of pursuing possible settlement alternatives. These liabilities have been classified as current liabilities in the Company's consolidated balance sheet as of December 31, 2009. All other unrecognized tax benefits have been classified as noncurrent liabilities.

        The statute of limitation remains open for the Company's consolidated federal income tax returns for the tax years ended December 31, 2006 forward. During 2009, the Company settled a 2006 federal audit which resulted in a net tax refund. There are no other income tax examinations currently in process. State and foreign statutes are open for various years, depending on the jurisdiction.

11. STOCK-BASED COMPENSATION

        In June 2006, the Company adopted the 2006 Stock Incentive Plan (the "2006 Plan"). Awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant, generally vest based over four years of continuous service and have a 10-year contractual life.

        The Company has reserved 2,972,725 shares of common stock subject to the 2006 Plan and as of December 31, 2009 had 825,835 shares remaining available that may be granted to employees, consultants and nonemployee directors of the Company in the future. The 2006 Plan is administered by the compensation committee of the Company's board of directors, which selects the persons to whom options will be granted, determines the number of shares to be subject to each grant, and prescribes the other terms and conditions of each grant, including the type of consideration to be paid to the Company upon exercise and the vesting schedule. If a change of control of the Company, as defined by the 2006 Plan, occurs, all of the options issued and outstanding under the 2006 Plan will accelerate and become fully vested and exercisable.

        The Company accounts for stock-based compensation based on the estimated fair value of the award on the date of grant. The Company recognizes this cost using the straight-line method over the period during which an employee is required to provide service in exchange for the award—the requisite service period. No compensation cost is recognized for equity instruments for which employees do not, or are not expected to, render the requisite service.

        The following summarizes stock option grants made by the Company during 2008 and 2009:

Date of Grant	Number of Shares Granted	Exercise Price
March 2008	120,000	$4.26
May 2008	48,500	$4.39
August 2008	365,000	$5.07
September 2008	30,000	$5.14
September 2009	350,000	$2.39
November 2009	20,000	$2.15

        The exercise price per share was the fair value of the underlying stock at the grant date. All options granted vest and become exercisable in four equal cumulative installments on each successive anniversary date of the grant and have a contractual term of ten years.

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCK-BASED COMPENSATION (Continued)

        The Company computed the fair value of the options granted using the Black-Scholes option pricing model and the following assumptions:

	March 2008	May 2008	August 2008	September 2008	September 2009	November 2009
Expected volatility	35.75%	45.77%	46.34%	46.34%	50.39%	50.26%
Dividend yield	—	—	—	—	—	—
Risk-free interest rate	3.00%	3.68%	3.45%	3.21%	3.03%	2.87%
Expected life (years)	6.25	6.25	6.25	6.25	6.25	6.25

        The Company estimated the volatility of the underlying common stock at the date of grant based on the historical volatility of the Company's common stock as well as the historical volatility of comparable public companies.

        The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

        Expected life was calculated using a simplified method as allowed by ASC 718, "Stock Compensation." This decision was based on the lack of relevant historical data.

        The following summarizes stock option transactions for the year ended December 31, 2009:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	1,666,423	$4.54	8.2	$—
Granted	370,000	2.38
Exercised	—	—
Forfeited	431,710	4.59

Outstanding at December 31, 2009	1,604,713	$4.03	7.7	$600

Exercisable at December 31, 2009	858,647	$4.37	6.7	$—
Vested at December 31, 2009	858,647	$4.37	6.7	$—
Unvested at December 31, 2009	746,066	$3.64	8.8	$600

        Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option. If the fair value of the underlying stock is less than the exercise price of an option, there is no intrinsic value.

        The aggregate intrinsic value of options exercised during 2008 was $406,000. No options were exercised during 2009.

        The weighted average fair value of options granted during the years ended December 31, 2008 and 2009 was $2.32 and $1.23, respectively.

        The total fair value of shares that vested during 2008 and 2009 was $827,000 and $606,000, respectively.

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCK-BASED COMPENSATION (Continued)

        Stock-based compensation cost was $1,179,000 and $525,000 for the years ended December 31, 2008 and 2009, respectively.

        The portion of stock-based compensation included in cost of sales, selling and marketing, and general and administrative expenses during 2008 was $181,000, $90,000 and $701,000, respectively. On February 1, 2008, the Company entered into a Severance and General Release Agreement (the "Severance Agreement") with its former Chief Executive Officer ("CEO") in connection with the CEO's resignation. Under the Severance Agreement, the former CEO is entitled to receive approximately $470,000 and up to 14 months of reimbursements for health and life insurance. Additionally, the Company's former CEO agreed to perform certain consulting services for the Company for one year with no additional monetary compensation. During the term of this consulting relationship, options granted to the former CEO continue to vest in accordance with the Heelys, Inc. 2006 Stock Incentive Plan. On February 1, 2008, the Company recognized $207,000 in stock-based compensation expense, which is 100% of the related stock-based compensation for those stock options expected to vest during the term of the consulting arrangement. This expense is included in severance costs in the statement of operations.

        The portion of stock-based compensation included in cost of sales, selling and marketing, and general and administrative expenses during 2009 was $96,000, $43,000 and $386,000, respectively.

        The remaining unrecognized compensation cost related to unvested awards at December 31, 2009 is $1.5 million and the weighted-average period of time over which this cost will be recognized is 1.5 years.

        The Company has not capitalized any stock-based compensation costs at December 31, 2008 or 2009. There have been no significant modifications to stock option awards during 2008 or 2009.

        All unvested options at December 31, 2009 are expected to vest, except for approximately 37,500 options. The weighted average exercise price of the options that are not expected to vest is $5.07; weighted average remaining contractual term of 8.7 years; aggregate intrinsic value of $0; and unrecognized compensation cost of approximately $430,000.

12. OTHER EMPLOYEE BENEFIT PLANS

        The Company sponsors a 401(k) Retirement Plan (the "401(k) Plan"). All employees of Heeling Sports Limited who are 21 years of age or older are eligible to enroll in the 401(k) Plan. The Company expensed contributions of $109,000 and $46,000 during 2008 and 2009, respectively.

13. RELATED-PARTY TRANSACTIONS

        The Company's patent attorney is also a stockholder of the Company. The Company capitalized (patents and trademarks) $87,000 and $101,000 of costs incurred in 2008 and 2009, respectively; and expensed (general and administrative) $1.0 million and $728,000 in 2008 and 2009, respectively. Additionally, this patent attorney's law firm provides general corporate legal counsel to the Company. The Company expensed $436,000 and $196,000 for these services during 2008 and 2009, respectively. This expense is included in general and administrative expense. The Company owed $216,000 and $136,000 to this law firm as of December 31, 2008 and 2009, respectively.

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. RELATED-PARTY TRANSACTIONS (Continued)

        Effective as of April 30, 2008, the Company's Senior Vice President resigned his position with the Company, and entered into a Consulting Agreement with the Company. The Consulting Agreement will terminate on June 30, 2010, unless terminated earlier or the parties agree to extend the term. Under the Consulting Agreement, the former Senior Vice President (the "Consultant") will provide the Company (i) consulting services relating to mergers and acquisitions, (ii) support services in connection with the prosecution or defense of any pending or future litigation, arbitration, business, or investigatory matter relating to the Company, and (iii) other services agreed upon by the parties. The primary compensation under the Consulting Agreement shall be (i) a fee for merger and acquisition services to be paid in 25 monthly installments of $10,780 per month beginning June 30, 2008, (ii) success fees more fully described in the Consulting Agreement and equal to varying percentages of the total value of certain mergers or acquisitions originated by the Consultant, (iii) a fee of $125 per hour (up to a maximum of $1,000 per day) for litigation support services rendered, and (iv) a fee of $125 per hour (up to a maximum of $1,000 per day for actual time billed) for services rendered for matters other than merger and acquisition services or litigation support. The Company will also reimburse the Consultant for his expenses incurred in connection with the performance of his services under the Consulting Agreement. The Company's former Senior Vice President will continue to remain as a member of the Company's Board of Directors. Options previously granted to the former Senior Vice President will continue to vest in accordance with the Heelys, Inc. 2006 Stock Incentive Plan so long as he is a member of the Company's Board of Directors. The Company recognized $75,000 and $129,000 in expense related to the Consulting Agreement in 2008 and 2009, respectively. These charges are included in general and administrative expenses. As of December 31, 2008 and 2009, no payable existed related to the Consulting Agreement.

14. LITIGATION SETTLEMENT

        On March 13, 2008, Heeling Sports Limited ("HSL"), entered into a confidential Settlement Agreement (the "Settlement Agreement") effective March 11, 2008 with Elan-Polo, Inc. ("Elan-Polo"). to settle the pending patent and trademark lawsuit Heeling Sports Limited v. Wal-Mart Stores, Inc., and Elan-Polo, Inc., Civil Action No. 3:07-CV-1695 in the United States District Court for the Northern District of Texas, Dallas Division (the "Lawsuit"). The Lawsuit was filed in connection with wheeled footwear made by Elan-Polo with a wheel both in the heel and in front of the heel ("Two-Wheel Shoe Skates") that were sold exclusively at Wal-Mart under the brand name "Spinners." Wal-Mart was previously dismissed from the Lawsuit. HSL and Elan-Polo filed a Final Judgment with the court that provides, among other items, that Elan-Polo is prohibited from making or selling the Two-Wheel Shoe Skates without HSL's prior written permission.

        Pursuant to the Settlement Agreement, HSL and Elan-Polo agreed to, among other things, settle the Lawsuit and release any claims against the other party, Elan-Polo acknowledged the validity and enforceability of HSL's patents, agreed not to contest the validity of such patents, and agreed not to seek any patent rights with respect to the Two-Wheel Shoe Skates that were the subject matter of the Company's infringement claims. Elan-Polo agreed to cease use of the "Spinners" logo and to never use any of HSL's trademarks, including marks such as HEELYS, HEELIES, WHEELIES, WHEELYS, or any mark or logo that may be confusingly similar to any of HSL's or the Company's trademarks. Elan-Polo represented to HSL that 1,210,000 pairs of Two-Wheel Shoe Skates were manufactured on behalf of Elan-Polo in 2007, and that those were the only wheeled footwear that Elan-Polo had manufactured. Elan-Polo agreed to pay the Company an aggregate of $1,400,000 in connection with

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. LITIGATION SETTLEMENT (Continued)

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

        The Company recognized $1.0 million and $250,000 of income related to the Settlement Agreement during 2008 and 2009, respectively. This income is reported in other income. As of December 31, 2009, the Company has not recognized any royalties in connection with the Technology License Agreement.

15. SEGMENT REPORTING

        The Company designs, markets and distributes innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. The primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. Operating results are assessed based on geographic areas to make decisions about necessary resources and in assessing performance. Consequently, based on the nature of the financial information that is received by the chief executive officer as chief operating decision maker, the Company has two reportable

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SEGMENT REPORTING (Continued)

segments for financial statement purposes. Each segment derives revenue primarily from the sale of HEELYS-wheeled footwear.

	Year Ended December 31, 2008
	Domestic	International	Unallocated	Consolidated
	(in thousands)
Net Sales	$37,094	$33,647	$—	$70,741
Cost of Sales	27,118	22,311	—	49,429

Gross Profit	9,976	11,336	—	21,312
Selling, General and Administrative Expenses	19,249	6,931	4,180	30,360

Income (Loss) from Operations	(9,273)	4,405	(4,180)	(9,048)
Other (Income) Expense, net	(1,972)	1,621	(2,256)	(2,607)

Income (Loss) before Income Taxes	$(7,301)	$2,784	$(1,924)	$(6,441)

        The Company reclassified $2.1 million (domestic) and $1.3 million (international) of shipping and handling costs from cost of sales to general and administrative expense to conform to current-year presentation. Refer to Note 2 for additional information regarding these reclassifications.

        No country, other than the United States, accounted for 10% or more of net sales in 2008.

	Year Ended December 31, 2009
	Domestic	International	Unallocated	Consolidated
	(in thousands)
Net Sales	$15,157	$28,620	$—	$43,777
Cost of Sales	12,214	15,897	—	28,111

Gross Profit	2,943	12,723	—	15,666
Selling, General and Administrative Expenses	9,229	7,506	6,099	22,834

Income (Loss) from Operations	(6,286)	5,217	(6,099)	(7,168)
Other (Income) Expense, net	(294)	(188)	(208)	(690)

Income (Loss) before Income Taxes	$(5,992)	$5,405	$(5,891)	$(6,478)

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SEGMENT REPORTING (Continued)

        In 2009, sales to the Company's independent distributor in Japan accounted for 17.5% of net sales. Sales in the German and French markets accounted for 14.4% and 19.8% of net sales, respectively. No other country, other than the United States, accounted for 10% of net sales in 2009.

	As of December 31, 2008
	Domestic	International	Eliminations	Consolidated
	(in thousands)
Total Assets	$83,241	$13,255	$—	$96,496
Goodwill	$—	$1,668	$—	$1,668

	As of December 31, 2009
	Domestic	International	Eliminations	Consolidated
	(in thousands)
Total Assets	$77,770	$11,470	$—	$89,240
Goodwill	$—	$1,696	$—	$1,696

        The following costs are unallocated in the tables included above: legal, accounting and professional fees which are directly attributable to operating as a public company; fees paid to members of the Company's board of directors; directors' and officers' insurance; other public company costs; and interest income earned on monies held at the Heelys, Inc. entity level. Additionally, although the international operations benefit from product development efforts these costs have not been allocated to the international operations.

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The following table sets forth certain financial information for the periods indicated. The data is prepared on the same basis as the audited consolidated financial statements. All recurring, necessary adjustments are reflected in the data below.

	Three months ended
	3/31/08	6/30/08	9/30/08	12/31/08	3/31/09	6/30/09	9/30/09	12/31/09
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net Sales	$13,107	$18,211	$23,825	$15,598	$9,249	$12,402	$10,751	$11,375
Gross Profit	$3,442	$5,115	$8,981	$3,774	$3,398	$4,078	$3,667	$4,523
Net Income (Loss)	$(1,047)	$(394)	$755	$(5,238)	$(1,310)	$(1,590)	$(1,102)	$(1,123)
Earnings (Loss) per share
Basic	$(0.04)	$(0.01)	$0.03	$(0.19)	$(0.05)	$(0.06)	$(0.04)	$(0.04)
Diluted	$(0.04)	$(0.01)	$0.03	$(0.19)	$(0.05)	$(0.06)	$(0.04)	$(0.04)
Weighted average shares outstanding:
Basic	27,076	27,193	27,439	27,571	27,571	27,571	27,571	27,571
Diluted	27,076	27,193	27,549	27,571	27,571	27,571	27,571	27,571

        The Company reclassified shipping and handling costs from cost of sales to general and administrative expense to conform to current-year presentation. The impact of these reclassifications on gross profit is presented below. There was no effect on Net Income (Loss). Refer to Note 2 for additional information regarding these reclassifications.

Gross Profit, as originally reported	$2,824	$4,195	$7,945	$2,952	$2,851	$3,585	$3,179	$4,523
Reclassification	$618	$920	$1,036	$822	$547	$493	$488	$—

Gross Profit, as adjusted	$3,442	$5,115	$8,981	$3,774	$3,398	$4,078	$3,667	$4,523