Form 10-Q
period 2010-03-31
Heelys, Inc.
filed 2010-05-14
CIK 1373980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of common stock	Outstanding as of May 11, 2010
Par value $00.001 per share	27,571,052

Part I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

HEELYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,911	$39,370
Investments	25,342	20,556
Accounts receivable, net of allowances of $347 and $414, respectively	5,640	5,704
Inventories	6,426	6,038
Prepaid and other current assets	1,260	756
Income tax receivable	67	3,106
Deferred income taxes	3,249	3,178

Total current assets	74,895	78,708

INVESTMENTS, NON-CURRENT	9,659	6,566
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,723 and $1,649, respectively	794	856
PATENTS AND TRADEMARKS, net of accumulated amortization of $1,272 and $1,240, respectively	353	343
INTANGIBLE ASSETS, net of accumulated amortization of $674 and $619, respectively	926	1,071
GOODWILL	1,592	1,696

TOTAL ASSETS	$88,219	$89,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,137	$1,634
Accrued expenses	2,655	2,789
Income taxes payable	2,230	2,108

Total current liabilities	7,022	6,531

LONG TERM LIABILITIES:
Income taxes payable	445	439
Deferred income taxes	79	72
Other long term liabilities	263	458

TOTAL LIABILITIES	7,809	7,500

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 75,000,000 shares authorized; 27,571,052 shares issued and outstanding as of March 31, 2010 and December 31, 2009	28	28
Additional paid-in capital	65,452	65,305
Retained earnings	15,350	16,532
Accumulated other comprehensive loss	(420)	(125)

Total stockholders’ equity	80,410	81,740

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$88,219	$89,240

See notes to condensed consolidated financial statements.

HEELYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009

NET SALES	$6,652	$9,249
COST OF SALES	3,469	5,851

GROSS PROFIT	3,183	3,398

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling and marketing	1,405	1,576
General and administrative	2,808	3,503
Litigation settlements and related costs	—	778
Total selling, general and administrative expenses	4,213	5,857

LOSS FROM OPERATIONS	(1,030)	(2,459)

OTHER (INCOME) EXPENSE
Interest (income) expense, net	(75)	(68)
Other (income) expense, net	(26)	(337)
Exchange (gain) loss, net	132	510

Total other (income) expense, net	31	105

LOSS BEFORE INCOME TAXES	(1,061)	(2,564)
INCOME TAX EXPENSE (BENEFIT)	121	(1,254)

NET LOSS	$(1,182)	$(1,310)

LOSS PER SHARE:
Basic and diluted	$(0.04)	$(0.05)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	27,571	27,571

See notes to condensed consolidated financial statements.

HEELYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net Loss	$(1,182)	$(1,310)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	200	182
Accretion (amortization) of premium (discount) on investments, net	104	—
Accrued interest income	(211)	—
Deferred income taxes	(64)	(1,333)
Stock-based compensation	147	87
Unrealized exchange loss, net	143	560
Changes in operating assets and liabilities:
Accounts receivable	(130)	640
Inventories	(543)	168
Prepaid and other current assets	(315)	(625)
Accounts payable	584	(210)
Accrued expenses and other long term liabilities	(7)	(249)
Income taxes payable/receivable	3,201	99

Net cash provided by (used in) operating activities	1,927	(1,991)

INVESTING ACTIVITIES:
Purchases of investments	(7,982)	—
Purchases of equipment	(26)	(53)
Increases in patents and trademarks	(41)	(24)
Net cash used in investing activities	(8,049)	(77)

FINANCING ACTIVITIES:
Payments for previously acquired goodwill and intangible assets	(200)	(176)

Net cash used in financing activities	(200)	(176)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(137)	(105)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,459)	(2,349)

CASH AND CASH EQUIVALENTS, beginning of period	39,370	68,446

CASH AND CASH EQUIVALENTS, end of period	$32,911	$66,097

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

The Company initially incorporated as Heeling, Inc. in Nevada in 2000. The Company was reincorporated in Delaware in August 2006 and changed its name to Heelys, Inc. Through its general and limited partner interests, Heelys, Inc. owns 100% of Heeling Sports Limited, a Texas limited partnership, formed in May 2000.

In February 2008, the Company formed Heeling Sports EMEA SPRL, a Belgium corporation and indirect wholly-owned subsidiary of the Company, with offices in Brussels, Belgium, and branch offices in Germany and France, to manage the Company’s European operations.

Basis Of Presentation — Unaudited Condensed Interim Consolidated Financial Information — In the opinion of management, all adjustments necessary for a fair presentation of results of operations for the periods presented have been included in the accompanying unaudited consolidated financial statements of Heelys, Inc. and its subsidiaries (the “Company”). Such adjustments consist of normal recurring items. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and include the information and notes required by those instructions. The December 31, 2009 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company’s 2009 Annual Report on Form 10-K.

Reclassifications — During the fourth quarter of 2009, the Company changed its policy regarding the classification of shipping and handling costs from cost of sales to general and administrative expense. The Company believes this allows for a better analysis of gross profit margin and will more consistently convey the relationship between sales and costs that are directly attributable to the procurement and production of inventory sold from quarter to quarter. Accordingly, the Company reclassified $547,000 of shipping and handling costs from cost of sales to general and administrative expense for the quarter ended March 31, 2009.

Cash Equivalents — Cash equivalents consist of highly liquid investments with original maturity dates of three months or less when purchased. Cash equivalents at March 31, 2010 include investments in the Fidelity Money Market Fund ($12.7 million) and certificates of deposit at Bank of Texas ($5.0 million). Cash equivalents at December 31, 2009 include investments in the JPMorgan Prime Money Market Fund ($33,000) and in the Fidelity Money Market Fund ($20.1 million). Investments in the JPMorgan Prime Money Market Fund, the Fidelity Money Market Fund and in certificates of deposit at Bank of Texas are valued using observable inputs.

Concentration of Risk — The Company maintains substantially all of its cash and cash equivalents, excluding investments in the Fidelity Money Market Fund, in financial institutions in amounts that exceed federally insured limits. Investments in the Fidelity Money Market Fund are not insured. The Company has not experienced any losses with regards to its cash and cash equivalents and believes it is not exposed to significant credit risk.

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

	Three Months Ended March 31,
	2010	2009
Numerator— net loss available to common stockholders	$(1,182)	$(1,310)

Denominator:
Weighted average common stock outstanding for basic loss per share	27,571	27,571
Effect of dilutive securities:
Stock options	—	—

Adjusted weighted average common stock and assumed conversions for diluted loss per share	27,571	27,571

Stock options to purchase approximately 1.6 million and 1.5 million shares of common stock at March 31, 2010 and March 31, 2009, respectively, were not included in the computation of diluted loss per share because the effect of their inclusion would be anti-dilutive.

3.              RECENT ACCOUNTING PROUNCEMENTS

In January 2010, the Financial Accounting Standards Board issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance is effective for the Company beginning January 1, 2011. There will be no impact on the Company’s consolidated financial position, cash flows or results of operations as a result of this adoption.

4.              INVESTMENTS

Investments consist of the following:

	As of March 31, 2010
	(In thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value (1)	Maturities
Current held-to-maturity securities
Certificates of deposit	$10,000	$—	$—	$10,000	May-2010

Commercial paper	7,969	—	—	7,969	Aug thru Dec-2010

Corporate bonds	4,357	1	—	4,358	Oct-2010 thru Jan-2011

Municipal bonds	3,016	—	—	3,016	Nov-2010

Total current held-to-maturity securities	$25,342	$1	$—	$25,343

Non-current held-to-maturity securities
Corporate bonds	$6,576	$8	$(6)	$6,578	Apr thru Jun-2011

Municipal bonds	3,083	—	(9)	3,074	Jun-2011

Total non-current held-to-maturity securities	$9,659	$8	$(15)	$9,652

	As of December 31, 2009
	(In thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value (1)	Maturities
Current held-to-maturity securities
Certificates of deposit	$10,000	$—	$—	$10,000	May-2010

Commercial paper	4,971	—	—	4,971	Aug thru Nov-2010

Corporate bonds	2,562	—	(8)	2,554	Oct-2010

Municipal bonds	3,023	—	(24)	2,999	Nov-2010

Total current held-to-maturity securities	$20,556	$—	$(32)	$20,524

Non-current held-to-maturity securities
Corporate bonds	$3,466	$—	$(14)	$3,452	Apr-2011

Municipal bonds	3,100	—	(32)	3,068	Jun-2011

Total non-current held-to-maturity securities	$6,566	$—	$(46)	$6,520

(1)          Aggregate fair values for commercial paper and bonds were determined using a third-party pricing service. This third-party pricing service uses the market approach to value these investments (Level 2 fair value hierarchy).

All investments as of March 31, 2010 and December 31, 2009 are classified as held-to-maturity because the Company has the intent and ability to hold these investments to maturity. Investments in debt securities (commercial paper, municipal bonds and corporate bonds) are reported at cost, adjusted for premiums and discounts that are recognized in interest income, using a method that approximates the effective interest method, over the period to maturity. Unrealized gains and losses are excluded from earnings. The Company considers as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current.

5.              SIGNIFICANT CUSTOMERS

Customers of the Company consist of retail stores in the U.S. and certain European countries, and international wholesale distributors. The customers, individually or considered as a group under common ownership, which accounted for greater than 10% of accounts receivable as of March 31, 2010, or 10% of net sales during the periods reflected, were as follows:

	Accounts Receivable		Net Sales
	March 31,	December 31,	Three Months Ended March 31,
	2010	2009	2010	2009
Oxylane Group	20%	23%	16%	14%
AG Corporation	14%	2%	14%	16%

Oxylane Group is a French sporting goods retail chain operating under the name Decathlon. AG Corporation is the Company’s independent distributor in Japan.

6.              ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Professional fees	$258	$129
Payments due - termination of distributorship agreements	485	579
Accrued taxes payable	402	449
Customer credits and prepayments	420	439
Payroll and payroll related costs	257	507
Other	833	686
Total accrued expenses	$2,655	$2,789

Customer credits includes amounts due customers in excess of amounts owed, including estimated credits due customers for estimated returns and co-op advertising and marketing allowances.

7.              COMMITMENTS AND CONTINGENCIES

Purchase Commitments — The Company had open purchase commitments of $2.3 million at March 31, 2010 for the purchase of inventory.

Legal Proceedings — Due to the nature of the Company’s products, from time to time the Company has to defend against personal injury and product liability claims arising out of personal injuries that allegedly are suffered using the Company’s products. To date, none of these claims has had a material adverse effect on the Company. The Company is also engaged in various claims and legal proceedings relating to intellectual property matters, especially in connection with enforcing the Company’s intellectual property rights against the various third parties importing and selling knockoff products domestically and internationally. Often, such legal proceedings result in counterclaims against the Company that the Company must defend. The Company believes that none of the pending personal injury, product liability or intellectual property legal matters will have a material adverse effect upon the Company’s financial position, cash flows or results of operations.

8.              INCOME TAXES

The statute of limitations remains open for the Company’s consolidated federal income tax returns for the tax years ended December 31, 2006 forward. During 2009, the Company settled a 2006 federal audit which resulted in a net tax refund. During 2010, the Company was notified by the U.S. Internal Revenue Service that it intends to review the Company’s 2008 tax return.

The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company had received an assessment for interest and/or penalties, interest has been classified in the financial statements as interest expense and penalties as general and administrative expense.

The Company recognized income tax expense of $121,000 for the three months ended March 31, 2010, representing an effective income tax rate of (11.4%), compared to an income tax benefit of $1.3 million for the three months ended March 31, 2009, representing an effective income tax rate of 48.9%. The effective rate differs from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, domestic operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%. The Company operates in multiple jurisdictions and its business is impacted by seasonality which causes variability in the consolidated effective tax rate during the year.

As of March 31, 2010, there have been no material changes in the Company’s gross unrecognized tax benefits or accrued interest and penalties. The Company expects its liabilities related to uncertain tax positions to significantly decrease during the second quarter by approximately $976,000 as a result of the settlement of taxes due to a state in which the Company operates. These liabilities have been classified as current liabilities in the Company’s consolidated balance sheets as of March 31, 2010 and December 31, 2009. All other unrecognized tax benefits have been classified as noncurrent liabilities. The Company classifies interest and penalties related to unrecognized tax benefits as interest expense and general and administrative expense, respectively.

9.              STOCKHOLDERS’ EQUITY

Total stockholders’ equity decreased $1.3 million to $80.4 million at March 31, 2010, from $81.7 million at December 31, 2009. Additional paid-in-capital increased $147,000 as a result of recognition of stock-based compensation expense. Retained earnings decreased $1.2 million solely as a result of the net loss recognized for the three months ended March 31, 2010. Accumulated other comprehensive loss increased $295,000 as a result of recognized net loss resulting from translating the foreign currency financial statements of Heeling Sports EMEA SPRL, as of and for the three months ended March 31, 2010, into U.S. dollars.

10.       COMPREHENSIVE LOSS

Comprehensive loss for the three months ended March 31, 2010 and 2009 was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(1,182)	$(1,310)
(Loss) gain on foreign currency translation	(295)	63
Comprehensive loss	$(1,477)	$(1,247)

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

	Three Months Ended March 31, 2010
	(In thousands)
	Domestic	International	Unallocated	Consolidated
Net Sales	$1,926	$4,726	$—	$6,652
Cost of Sales	1,324	2,145	—	3,469
Gross Profit	602	2,581	—	3,183
Selling, General and Administrative Expenses	1,896	1,942	375	4,213
Income (Loss) from Operations	(1,294)	639	(375)	(1,030)
Other (Income) Expense, net	(55)	138	(52)	31
Income (Loss) before Income Taxes	$(1,239)	$501	$(323)	$(1,061)

	Three Months Ended March 31, 2009
	(In thousands)
	Domestic	International	Unallocated	Consolidated
Net Sales	$2,495	$6,754	$—	$9,249
Cost of Sales	2,342	3,509	—	5,851
Gross Profit	153	3,245	—	3,398
Selling, General and Administrative Expenses	2,282	1,791	1,784	5,857
Income (Loss) from Operations	(2,129)	1,454	(1,784)	(2,459)
Other (Income) Expense, net	(367)	532	(60)	105
Income (Loss) before Income Taxes	$(1,762)	$922	$(1,724)	$(2,564)

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

Additionally, although the international operations benefit from product development efforts incurred domestically, these costs have not been allocated to the international operations.

12.       SUBSEQUENT EVENTS

In April 2010, the Company settled a potential patent and trademark lawsuit, in the Company’s favor, in the amount of $750,000.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements due to known and unknown risks, uncertainties and other factors. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, and similar discussions in our other Securities and Exchange Commission filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the Securities and Exchange Commission, before deciding to purchase, hold or sell our securities. We do not have any intention or obligation to update forward-looking statements included in this Quarterly Report on Form 10-Q after the date of this Quarterly Report on Form 10-Q, except as required by law. In addition, the following discussion should be read in conjunction with the information presented in our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009.

Overview

We are a designer, marketer and distributor of innovative, action sports-inspired products under the HEELYS brand, and we target our products to the youth market. Our primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS-wheeled footwear allows the user to seamlessly transition from walking or running to rolling by shifting weight to the heel. Users can transform HEELYS-wheeled footwear into street footwear by removing the wheel. For the three months ended

March 31, 2010 and 2009, 98% and 96% of our net sales were derived from the sale of HEELYS-wheeled footwear, respectively. The remainder was derived from the sale of non-wheeled footwear (2009 only) and branded accessories, such as replacement wheels.

The Company initially incorporated as Heeling, Inc. in Nevada in 2000 and then was reincorporated in Delaware in August 2006 and changed its name to Heelys, Inc. Through its general and limited partner interests, Heelys, Inc. owns 100% of Heeling Sports Limited, a Texas limited partnership, formed in May 2000. In February 2008, the Company formed Heeling Sports EMEA SPRL, a Belgium corporation and indirect wholly-owned subsidiary of the Company, with offices in Brussels, Belgium, and branch offices in Germany and France, to manage the Company’s European operations. HEELYS-wheeled footwear is distributed directly to retail stores in the United States and certain European countries, and through international wholesale distributors.

Financial Overview — First Quarter of 2010:

•                  Domestic net sales decreased $569,000, or 22.8%, when compared with the same period last year. This decrease is primarily the result of lower unit sales of our HEELYS-wheeled footwear which we believe may be attributable to retail customers being cautious when placing orders, shifting to shorter lead times and at once inventory purchases transferring inventory risk to us, and the impact of extended inclement weather conditions in parts of the United States, particularly the East Coast. Additionally, sales to discount retailers, to whom we sell certain of our older styles at lower prices, during the three months ended March 31, 2010 decreased when compared to similar sales during the three months ended March 31, 2009. This decrease is the result of having less older product in inventory available for sale at discounted prices during the first quarter of 2010.

•                  International net sales decreased $2.0 million, or 30.0%, when compared with the same period last year. This decrease is primarily the result of lower unit sales of our HEELYS-wheeled footwear. There was a decrease in sales to our independent distributor in Japan as well as a decrease in sales in our German and French markets, where we sell direct to retailers, which we believe is due to over-inventoried positions of our distributor and German / French retailers due to a weak 2009 holiday season. We also experienced a decrease in sales to our independent distributors in certain European countries, which we believe is due to retailers, in these countries, being cautious in their buying due to the weak economy’s impact on their sales.

•                  Domestic gross profit increased $449,000 primarily as a result of lower material costs and tighter management of our inventory on-hand such that no markdowns of inventory were made during the three months ended March 31, 2010. These decreases in costs were partially offset by lower sales volume.

•                  International gross profit decreased $664,000 due to the lower sales volume partially offset by lower material costs.

Results of Operations

Net Sales

	Three Months Ended March 31,
	2010	2009
Net Sales (in thousands)
Domestic	$1,926	$2,495
International	4,726	6,754
Consolidated	$6,652	$9,249

Net Sales (as % of Total Consolidated Net Sales)
Domestic	29.0%	27.0%
International	71.0%	73.0%
Consolidated	100.0%	100.0%

Domestically, our net sales decreased $569,000, or 22.8%, to $1.9 million for the three months ended March 31, 2010, from $2.5 million for the three months ended March 31, 2009. This decrease was primarily the result of lower unit sales of our HEELYS-wheeled footwear which decreased by 19,000 pairs, or 19.3%, to 81,000 pairs for the three months ended March 31, 2010, from 100,000 pairs for the three months ended March 31, 2009, which we believe is attributable to our retail customers being cautious when placing orders, the impact of extended inclement weather conditions in certain parts of the United States and decreased sales to discount retailers.

Internationally, our net sales decreased $2.0 million, or 30.0%, to $4.7 million for the three months ended March 31, 2010, from $6.8 million for the three months ended March 31, 2009. This decrease was the result of lower unit sales of our HEELYS-wheeled footwear which decreased by 74,000 pairs, or 36.5%, to 128,000 pairs for the three months ended March 31, 2010, from 202,000 pairs for the three months ended March 31, 2009. Unit sales in our German and French markets decreased 23,000 pairs, or 24.8%, to 69,000 for the three months ended March 31, 2010, from 92,000 for the three months ended March 31, 2009, which we believe is due to these retailers having adequate inventory levels after the 2009 holiday season. Unit sales to distributors decreased 51,000 pairs, or 46.3%, to 59,000 pairs for the three months ended March 31, 2010, from 110,000 pairs for the three months ended March 31, 2009. There was a decrease in sales to our independent distributor in Japan, which we believe is due to this distributor being in an over-inventoried position, as a result of a weak 2009 holiday season, and a decrease in sales to our independent distributors in certain European countries, which we believe is due to the weak economy’s impact on the distributors’ retailers.

Gross Profit

	Three Months Ended March 31,
	2010	2009
Gross Profit (in thousands)
Domestic	$602	$153
International	2,581	3,245
Consolidated	$3,183	$3,398

Gross Profit (%)
Domestic	31.3%	6.1%
International	54.6%	48.0%
Consolidated	47.9%	36.7%

Domestically, gross profit increased $449,000 from $153,000 for the three months ended March 31, 2009, to $602,000 for the three months ended March 31, 2010. This increase is the result of a decrease in material costs (as a percentage of gross sales, material costs decreased approximately 10% due to better sourcing of raw materials as well as change in mix of product sold), less inventory markdowns ($380,000 in the three months ended March 31, 2009 versus none in the three months ended March 31, 2010) and a reduction in allowances for marketing discretionary funds. These decreases in costs, which had a positive impact on gross profit, were partially offset by lower sales volume.

Internationally, gross profit decreased $664,000 to $2.6 million for the three months ended March 31, 2010, from $3.2 million for the three months ended March 31, 2009. The gross margin percentage improved from 48.0% for the three months ended March 31, 2009, to 54.6% for the three months ended March 31, 2010 primarily due to an increase in the proportion of sales to our direct customers in our German, French and Italian markets (which provide for a higher average sales price per unit), as well as lower material costs (as a percentage of gross sales, material costs decreased approximately 8% due to better sourcing of raw materials as well as change in mix of product sold). We began to sell directly to retailers in Italy, through an independent sales agent, during the fourth quarter of 2009.

Selling and Marketing Expense

	Three Months Ended March 31,
	2010	2009
Selling & Marketing (in thousands)
Domestic	$485	$696
International	920	880
Consolidated	$1,405	$1,576

Domestically, selling and marketing expense (excluding commissions and payroll and payroll related expenses) decreased $59,000 to $181,000 for the three months ended March 31, 2010, from $240,000 for the three months ended March 31, 2009. Consumer advertising related costs increased $106,000 from $33,000 for the three months ended March 31, 2009, to $139,000 for the three months ended March 31, 2010, mainly as a result of increased advertising efforts including a television advertising campaign which began during the fourth quarter of 2009 and continued through the first weeks of January 2010. This increase in consumer related marketing expense was offset by overall cost reduction efforts.

Internationally, selling and marketing expense (excluding commissions and payroll and payroll related expenses) increased $61,000 from $412,000 for the three months ended March 31, 2009, to $473,000 for the three months ended March 31, 2010, mainly as a result of increased consumer advertising and other marketing related expenses in our German and French markets, where we sell directly to retailers, and in the Italian market where we began to sell directly to retailers through an independent agent during the fourth quarter of 2009. Consumer advertising and other marketing related expenses increased $199,000 from $134,000 in the three months ended March 31, 2009, to $333,000 in the three months ended March 31, 2010, primarily as a result of increased television advertising. The increase in marketing related costs was offset by a decrease in selling expenses attributable to overall cost reduction efforts.

Commissions on domestic sales decreased $68,000, or 44.0%, to $86,000 for the three months ended March 31, 2010, from $154,000 for the three months ended March 31, 2009. The decrease in commissions is due to the decrease in domestic sales and changes in product mix sold with a higher percentage of lower commissionable sales during the three months ended March 31, 2010 when compared to the same period last year.

Internationally, commissions increased $58,000 from $142,000 for the three months ended March 31, 2009, to $200,000 for the three months ended March 31, 2010. This increase is due to change in sales mix in our German and French markets resulting in a higher blended commission rate and a change in our operating structure whereby we now pay commissions on sales in the Italian market.

Payroll and payroll related costs for our domestic operations decreased $84,000 to $220,000 for the three months ended March 31, 2010, from $304,000 for the three months ended March 31, 2009. Payroll and payroll related costs attributable to our international operations decreased approximately $79,000 to $248,000 for the three months ended March 31, 2010, from $327,000 for the three months ended March 31, 2009. These decreases in payroll and payroll related costs are mainly the result of reduction in headcount.

General and Administrative Expense

	Three Months Ended March 31,
	2010	2009
General & Administrative (in thousands)
Domestic	$1,411	$1,586
International	1,022	911
Unallocated	375	1,006
Consolidated	$2,808	$3,503

Consolidated general and administrative expenses (excluding unallocated costs) decreased $64,000. Consulting and related costs decreased $82,000 to $32,000 for the three months ended March 31, 2010, from $114,000 for the three months ended March 31, 2009. Consulting and related costs for the three months ended March 31, 2009 included fees paid to our then interim chief executive officer as well as to other individuals for general consulting services. Shipping and handling costs decreased $73,000 to $471,000 for the three months ended March 31, 2010, from $544,000 for the three months ended March 31, 2009. This decrease is mainly attributable to a reduction in temporary warehousing costs as we reduced our on-hand inventory levels. Insurance costs decreased $42,000 to $94,000 for the three months ended March 31, 2010, from $136,000 for the three months ended March 31, 2009. The decrease in insurance costs is attributable to a decrease in sales, lower negotiated insurance rates and changes in coverage. These decreases in costs were offset by an increase in legal fees related to our intellectual property and associated enforcement which increased $192,000 from $196,000 for the three months ended March 31, 2009, to $388,000 for the three months ended March 31, 2010.

Unallocated costs are those costs that are directly attributable to operating as a public company. The decrease in these unallocated costs is mainly the result of management’s cost reduction efforts as well as a decrease in accounting and other professional fees. During the first quarter of 2009, we incurred higher accounting and other professional fees due to the structuring of our international operations and related tax issues, documentation and testing of internal controls over financial reporting for our international operations (initial year), additional fees incurred related to the audit of our consolidated financial statements for the fiscal year ended December 31, 2008 and for other tax advisory services.

Litigation Settlements and Related Costs

	Three Months Ended March 31,
	2010	2009

Litigation Settlements & Related Costs (in thousands)	$—	$778

Litigation settlements and related costs are primarily related to the class action lawsuit (filed in August 2007), the shareholders’ derivative lawsuit (filed in October 2007) and the individual lawsuit (filed in May 2008) all relating to our initial public offering in December 2006. These lawsuits were settled during the third and fourth quarters of 2009.

Other (Income) Expense, net

	Three Months Ended March 31,
	2010	2009
Other (Income) Expense (in thousands)
Interest (income) expense, net	$(75)	$(68)
Other (income) expense, net	(26)	(337)
Exchange (gain) loss, net	132	510
Other (Income) Expense (in thousands)	$31	$105

Interest income (net of interest expense) increased $7,000 from $68,000 in the three months ended March 31, 2009, to $75,000 in the three months ended March 31, 2010 primarily due to an increase in interest income earned resulting from increased investment activities. Other income decreased $311,000 to $26,000 in the three months ended March 31, 2010, from $337,000 in the three months ended March 31, 2009. Other income for the three months ended March 31, 2010 and 2009 is the result of the settlement of patent and trademark litigations. Gains (losses) resulting from foreign currency transactions are mainly attributable to an intercompany loan due to our U.S. entity from our Belgian entity which must be repaid in U.S. dollars.

Income Taxes

We recognized income tax expense of $121,000 for the three months ended March 31, 2010, representing an effective income tax rate of (11.4%), compared to an income tax benefit of $1.3 million for the three months ended March 31, 2009, representing an effective income tax rate of 48.9%. Our effective rate differs from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, domestic operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%. We operate in multiple jurisdictions and have seasonality in our business which causes variability in our consolidated effective tax rate during the year.

Liquidity and Capital Resources

Our primary cash need is for working capital, which we generally fund with cash flow from operating activities, and may be impacted by fluctuations in demand for our products, investments in our infrastructure and expenditures on marketing and advertising. At March 31, 2010, we had a total of $32.9 million in cash and cash equivalents, $25.3 million in current investments and $9.7 million in non-current investments. Our current investments will mature during the next 12 months and include investments in certificates of deposit ($10.0 million) and debt securities ($15.3 million). Our non-current investments are in debt securities and will mature within the next 18 months.

Cash provided by operating activities for the three months ended March 31, 2010 was $1.9 million compared to cash used of $2.0 million for the same period last year. Cash flows from operating activities is comprised of net loss plus non-cash adjustments to net loss and changes in operating assets and liabilities. Cash provided by changes in operating assets and liabilities for the first three months of 2010 was $2.8 million compared to cash used of $177,000 in the same period last year. Net cash provided of $2.8 million was primarily due to the collection of a $2.9 million income tax refund during the quarter. We expect to receive another tax refund, approximately $3.0 million, as a result of the carryback of the federal net operating loss for 2009. We plan to file our 2009 federal return during the third quarter of 2010 and expect to receive the refund before year-end. As of March 31, 2010, we have an open purchase commitment of $2.3 million for the purchase of inventory, the majority of which will be settled during the second quarter with the balance settled during the third quarter. During the second quarter we expect to settle an outstanding state tax liability (inclusive of interest) of approximately $1.2 million. Our cash flows used in/provided by operating assets/liabilities is subject to seasonality. During the first quarter, we increased inventories for the spring/summer season with shipments to customers generally occurring during the first quarter and early in the second quarter. This results in a timing difference between cash used for inventory purchases and the collection of accounts receivables. During the second quarter we settled a potential patent and trademark lawsuit, in the Company’s favor, in the amount of $750,000. We recognize income resulting from the settlement of patent and trademark lawsuits (potential or actual) in other income.

Net cash used in investing activities, totaling $8.0 million, for the three months ended March 31, 2010 relates primarily to investment purchases.

Cash used in financing activities for the three months ended March 31, 2010, as well as for the three months ended March 31, 2009, was for payments of our previously acquired goodwill and intangibles associated with the termination of agreements with our former independent distributors in the German and French markets in 2008. As of March 31, 2010, we have outstanding liabilities of $746,000 due to these former independent distributors; $485,000 of which is recorded as a current liability and is expected to be settled during the next 12 months.

We believe our cash flow from operating activities, together with the cash on hand (including cash equivalents) and investments, will be sufficient to meet our liquidity needs and capital expenditure requirements for at least the next 12 months.

Contractual Obligations and Commercial Commitments

As of March 31, 2010, there were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Seasonality

Similar to other vendors of footwear products, sales of our products are subject to seasonality. There are three major buying seasons in footwear: spring/summer, back-to-school and holiday. We offer two primary lines: spring/summer and a combined back-to-school/holiday line. A few new styles will typically be added for the holiday season. Shipments for spring/summer take place during the first quarter and early weeks of the second quarter, shipments for back-to-school generally begin in June and finish in late August and shipments for the holiday season begin in October and finish in early December. Historically, we have experienced greater revenues in the second half of the year than those in the first half due to a concentration of shopping around the back-to-school and holiday seasons.

Vulnerability Due to Customer Concentration / Geographical Concentration

For the three months ended March 31, 2010, AG Corporation accounted for 13.8% and Oxylane Group accounted for 15.6% of our net sales, respectively, compared to 15.6% and 14.0% of our net sales for the three months ended March 31, 2009. AG Corporation is the Company’s independent distributor in Japan, and Oxylane Group is a French sporting goods retail chain operating under the name Decathlon.

For the three months ended March 31, 2010, our German and French markets accounted for 20.3% and 26.6% of our net sales, respectively, compared to 20.1% and 24.4%, for the three months ended March 31, 2009.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934) as of March 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2010 were effective.

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

Except as discussed below, there were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or results of operations.

Because we entered into a sourcing agreement that gives the counterparty the exclusive right to source our HEELYS- wheeled footwear products, we may face challenges in maintaining a sufficient supply of such products to meet demand or experience interruptions in our supply chain. Any shortfall in the supply of such products may decrease our net sales and have an adverse impact on our customer relationships and results of operations.

Our new sourcing agreement, effective May 1, 2010, requires us to source all of our HEELYS-wheeled footwear product through a third party. That third party has the exclusive right to source all of our HEELYS-wheeled footwear product and is responsible for procuring subcontractors to manufacture our products and for paying the subcontractors for the products manufactured for us. Consequently, if our third party sourcing agent engages new manufacturing subcontractors or if our third party sourcing agent or any of its subcontractors close, stop producing merchandise for us or greatly increase prices, it could result in delayed deliveries to our retail customers, could adversely affect our revenue and could require the establishment of new manufacturing relationships, which could require significant additional time and expense.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the period covered by this Quarterly Report on Form 10-Q, we did not sell or issue any unregistered equity securities.

Initial Public Offering of Our Common Stock and Use of Proceeds

During the period covered by this Quarterly Report on Form 10-Q, we did not use any additional proceeds from our initial public offering completed on December 13, 2006.

Item 5.   Other Information

None.

Item 6.    Exhibits

Exhibit No.	Description
10.1

First Amendment to Executive Employment Agreement dated February 18, 2010 (to be effective as of March 1, 2010) by and between John W. O’Neil and Heeling Sports Limited (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 18, 2010).*

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Thomas C. Hansen, Chief Executive Officer.†

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Lisa K. Peterson, Chief Financial Officer.†

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.†

*                 Management contract or a compensatory plan or arrangement.

†              Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEELYS, INC.

Date: May 14, 2010	By:	/s/ Thomas C. Hansen
Thomas C. Hansen
Chief Executive Officer

HEELYS, INC.

Date: May 14, 2010	By:	/s/ Lisa K. Peterson
Lisa K. Peterson
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
10.1

First Amendment to Executive Employment Agreement dated February 18, 2010 (to be effective as of March 1, 2010) by and between John W. O’Neil and Heeling Sports Limited (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 18, 2010).*

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Thomas C. Hansen, Chief Executive Officer.†

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Lisa K. Peterson, Chief Financial Officer.†

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.†

*                 Management contract or a compensatory plan or arrangement.

†              Filed herewith