Form 10-Q
period 2010-06-30
Heelys, Inc.
filed 2010-08-13
CIK 1373980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of common stock	Outstanding as of August 11, 2010
Par value $00.001 per share	27,571,052

Part I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

HEELYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,489	$39,370
Investments	36,575	20,556
Accounts receivable, net of allowances of $261 and $414, respectively	3,827	5,704
Inventories	5,915	6,038
Prepaid and other current assets	881	756
Income tax receivable	—	3,106
Deferred income taxes	3,241	3,178

Total current assets	82,928	78,708

INVESTMENTS, NON-CURRENT	—	6,566
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,771 and $1,649, respectively	772	856
PATENTS AND TRADEMARKS, net of accumulated amortization of $1,304 and $1,240, respectively	353	343
INTANGIBLE ASSETS, net of accumulated amortization of $694 and $619, respectively	780	1,071
GOODWILL	1,445	1,696

TOTAL ASSETS	$86,278	$89,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,237	$1,634
Accrued expenses	2,313	2,789
Income taxes payable	619	2,108

Total current liabilities	5,169	6,531

LONG TERM LIABILITIES:
Income taxes payable	445	439
Deferred income taxes	77	72
Other long term liabilities	122	458

TOTAL LIABILITIES	5,813	7,500

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 75,000,000 shares authorized; 27,571,052 shares issued and outstanding as of June 30, 2010 and December 31, 2009	28	28
Additional paid-in capital	65,544	65,305
Retained earnings	15,823	16,532
Accumulated other comprehensive loss	(930)	(125)

Total stockholders’ equity	80,465	81,740

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$86,278	$89,240

See notes to condensed consolidated financial statements.

HEELYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

NET SALES	$8,804	$12,402	$15,456	$21,651
COST OF SALES	5,089	8,324	8,558	14,175

GROSS PROFIT	3,715	4,078	6,898	7,476

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling and marketing	1,428	1,691	2,833	3,267
General and administrative	2,361	2,772	5,169	6,275
Litigation settlements and related costs	—	3,051	—	3,829
Total selling, general and administrative expenses	3,789	7,514	8,002	13,371

LOSS FROM OPERATIONS	(74)	(3,436)	(1,104)	(5,895)

OTHER (INCOME) EXPENSE
Interest (income) expense, net	(105)	(65)	(180)	(133)
Other (income) expense, net	(751)	(24)	(777)	(361)
Exchange (gain) loss, net	135	(501)	267	9

Total other (income) expense, net	(721)	(590)	(690)	(485)

INCOME (LOSS) BEFORE INCOME TAXES	647	(2,846)	(414)	(5,410)
INCOME TAX EXPENSE (BENEFIT)	174	(1,256)	295	(2,510)

NET INCOME (LOSS)	$473	$(1,590)	$(709)	$(2,900)

INCOME (LOSS) PER SHARE:
Basic	$0.02	$(0.06)	$(0.03)	$(0.11)
Diluted	$0.02	$(0.06)	$(0.03)	$(0.11)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	27,571	27,571	27,571	27,571
Diluted	27,571	27,571	27,571	27,571

See notes to condensed consolidated financial statements.

HEELYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Net Loss	$(709)	$(2,900)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	396	376
Accretion (amortization) of premium (discount) on investments, net	235	—
Accrued interest income	(100)	—
Deferred income taxes	(64)	(2,599)
Stock-based compensation	239	240
Unrealized exchange loss, net	303	52
Changes in operating assets and liabilities:
Accounts receivable	1,420	(23)
Inventories	(244)	1,447
Prepaid and other current assets	(77)	(651)
Accounts payable	839	1,170
Accrued expenses and other long term liabilities	(221)	2,157
Income taxes payable/receivable	1,703	192

Net cash provided by (used in) operating activities	3,720	(539)

INVESTING ACTIVITIES:
Purchase of investments	(19,688)	—
Proceeds from maturities of investments	10,000	—
Purchases of equipment	(105)	(325)
Increase in patents and trademarks	(74)	(61)

Net cash used in investing activities	(9,867)	(386)

FINANCING ACTIVITIES:
Payment for previously acquired goodwill and intangible assets	(306)	(450)

Net cash used in financing activities	(306)	(450)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(428)	30

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,881)	(1,345)

CASH AND CASH EQUIVALENTS, beginning of period	39,370	68,446

CASH AND CASH EQUIVALENTS, end of period	$32,489	$67,101

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

Basis Of Presentation — Unaudited Condensed Interim Consolidated Financial Information — In the opinion of management, all adjustments necessary for a fair presentation of results of operations for the periods presented have been included in the accompanying unaudited consolidated financial statements of the Company. Such adjustments consist of normal recurring items. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and include the information and notes required by those instructions. The December 31, 2009 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company’s 2009 Annual Report on Form 10-K.

Reclassifications — During the fourth quarter of 2009, the Company changed its policy regarding the classification of shipping and handling costs from cost of sales to general and administrative expense. The Company believes this allows for a better analysis of gross profit margin and will more consistently convey the relationship between sales and costs that are directly attributable to the procurement of inventory sold from quarter to quarter. Accordingly, the Company reclassified $493,000 and $1.0 million of shipping and handling costs from cost of sales to general and administrative expense for the three and six months ended June 30, 2009, respectively.

Cash Equivalents — Cash equivalents consist of highly liquid investments with original maturity dates of three months or less when purchased. Cash equivalents at June 30, 2010 include investments in the Fidelity Money Market Fund ($16.8 million) and certificates of deposit at Bank of Texas ($2.0 million). Cash equivalents at December 31, 2009 include investments in the JPMorgan Prime Money Market Fund ($33,000) and in the Fidelity Money Market Fund ($20.1 million). Investments in the JPMorgan Prime Money Market Fund and in the Fidelity Money Market Fund are valued using observable inputs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator— net income (loss) available to common stockholders	$473	$(1,590)	$(709)	$(2,900)
Denominator:
Weighted average common stock outstanding for basic income (loss) per share	27,571	27,571	27,571	27,571
Effect of dilutive securities:
Stock options	—	—	—	—

Adjusted weighted average common stock and assumed conversions for diluted income (loss) per share	27,571	27,571	27,571	27,571

Stock options to purchase approximately 1.6 million shares of common stock for the three and six months ended June 30, 2010, respectively, and stock options to purchase approximately 1.3 million and 1.5 million shares of common stock for the three and six months ended June 30, 2009, respectively, were not included in the computation of diluted income (loss) per share because the effect of their inclusion would be anti-dilutive.

3.                        RECENT ACCOUNTING PROUNCEMENTS

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance is effective for the Company beginning January 1, 2011. There will be no impact on the Company’s consolidated financial position, cash flows or results of operations as a result of this adoption.

4.                        INVESTMENTS

Investments consist of the following:

	As of June 30, 2010
	(In thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value (1)	Maturities
Current held-to-maturity securities
Certificates of deposit (2)	$500	$—	$—	$500	May-2011
Commercial paper	16,178	1	(11)	16,168	Aug thru Dec-2010
Corporate bonds	10,810	1	(25)	10,786	Oct-2010 thru Jun-2011
Municipal bonds	9,087	1	(22)	9,066	Nov-2010 thru Jun-2011

Total current held-to-maturity securities	$36,575	$3	$(58)	$36,520

	As of December 31, 2009
	(In thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value (1)	Maturities
Current held-to-maturity securities
Certificates of deposit	$10,000	$—	$—	$10,000	May-2010
Commercial paper	4,971	—	—	4,971	Aug thru Nov-2010
Corporate bonds	2,562	—	(8)	2,554	Oct-2010
Municipal bonds	3,023	—	(24)	2,999	Nov-2010

Total current held-to-maturity securities	$20,556	$—	$(32)	$20,524

Non-current held-to-maturity securities
Corporate bonds	$3,466	$—	$(14)	$3,452	Apr-2011
Municipal bonds	3,100	—	(32)	3,068	Jun-2011

Total non-current held-to-maturity securities	$6,566	$—	$(46)	$6,520

(1)          Aggregate fair values for commercial paper and bonds were determined using a third-party pricing service. This third-party pricing service uses the market approach to value these investments (Level 2 fair value hierarchy).

(2)          This certificate of deposit is pledged as collateral for a $500,000 revolving credit facility the Company entered into in June 2010.

All investments as of June 30, 2010 and December 31, 2009 are classified as held-to-maturity because the Company has the intent and ability to hold these investments to maturity. Investments in debt securities (commercial paper, municipal bonds and corporate bonds) are reported at cost, adjusted for premiums and discounts that are recognized in interest income, using a method that approximates the effective interest method, over the period to maturity. Unrealized gains and losses are excluded from earnings. The Company considers as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current.

5.                        SIGNIFICANT CUSTOMERS

Customers of the Company consist of retail stores in the U.S. and certain European countries, and international wholesale distributors. The customers, individually or considered as a group under common ownership, which accounted for greater than 10% of accounts receivable as of June 30, 2010, or 10% of net sales during the periods reflected, were as follows:

	Accounts Receivable		Net Sales		Net Sales
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009
Oxylane Group	35%	23%	13%	10%	14%	12%
Privee AG Corporation	4%	2%	19%	22%	17%	19%

Oxylane Group is a French sporting goods retail chain operating under the name Decathlon. Privee AG Corporation, a wholly-owned subsidiary of Privee Turnaround Co., Ltd, is the Company’s independent distributor in Japan.

6.                        ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Professional fees	$156	$129
Payments due - termination of distributorship agreements	333	579
Accrued taxes payable	315	449
Customer credits and prepayments	290	439
Payroll and payroll related costs	260	507
Inventory and related costs	400	48
Commissions	163	129
Insurance	159	150
Other	237	359
Total accrued expenses	$2,313	$2,789

Customer credits includes amounts due customers in excess of amounts owed, including estimated credits due customers for estimated returns and co-op advertising and marketing allowances.

7.                        COMMITMENTS AND CONTINGENCIES

Purchase Commitments — The Company had open purchase commitments of $8.6 million at June 30, 2010 for the purchase of inventory.

Revolving Credit Facility — In June 2010, the Company entered into a $500,000 revolving credit facility with a local bank for the purpose of issuing letters of credit. As of June 30, 2010, the Company had executed a letter of credit in the amount of $338,000, to secure payment to one of its foreign manufacturers, leaving $162,000 available to the Company under the revolving credit facility. The Company expects to settle the $338,000 outstanding letter of credit during the third quarter. The revolving credit facility is secured by a $500,000 certificate of deposit.

Legal Proceedings — Due to the nature of the Company’s products, from time to time the Company has to defend against personal injury and product liability claims arising out of personal injuries that allegedly are suffered using the Company’s products. To date, none of these claims has had a material adverse effect on the Company. The Company is also engaged in various claims and legal proceedings relating to intellectual property matters, especially in connection with enforcing the Company’s intellectual property rights against the various third parties importing and selling knockoff products domestically and internationally. Often, such legal proceedings result in counterclaims against the Company that the Company must defend. The Company believes that none of the pending personal injury, product liability or intellectual property legal matters will have a material adverse effect upon the Company’s financial position, cash flows or results of operations. Litigation settlement payments related to intellectual property legal matters (whether received by the Company or paid by the Company) are reported as other income (expense) in the Company’s statement of operations. Legal fees related to intellectual property matters and associated enforcement are included in general and administrative expenses. In April 2010, the Company settled and collected a potential patent and trademark lawsuit, in the Company’s favor, in the amount of $750,000.

8.                        INCOME TAXES

The statute of limitations remains open for the Company’s consolidated federal income tax returns for the tax years ended December 31, 2006 forward. During 2009, the Company settled a 2006 federal audit which resulted in a net tax refund. The Company’s 2008 tax return is currently being reviewed by the U.S. Internal Revenue Service.

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

The Company recognized income tax expense of $295,000 for the six months ended June 30, 2010, representing an effective income tax rate of (71.3%), compared to an income tax benefit of $2.5 million for the six months ended June 30, 2009, representing an effective income tax rate of 46.4%. The effective rate differs from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, domestic operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%. The Company operates in multiple jurisdictions and its business is impacted by seasonality which causes variability in the consolidated effective tax rate during the year.

Other than the settlement of certain state taxes during the second quarter there have been no material changes in the Company’s gross unrecognized tax benefits or accrued interest and penalties. During the second quarter liabilities related to uncertain tax positions decreased by approximately $976,000 as a result of the settlement of taxes due to a state in which the Company had previously operated. These liabilities were classified as current liabilities in the Company’s consolidated balance sheets as of March 31, 2010 and December 31, 2009. All other unrecognized tax benefits have been classified as noncurrent liabilities. The Company classifies interest and penalties related to unrecognized tax benefits as interest expense and general and administrative expense, respectively.

9.                        STOCKHOLDERS’ EQUITY

Total stockholders’ equity decreased $1.3 million to $80.5 million at June 30, 2010, from $81.7 million at December 31, 2009. Additional paid-in-capital increased $239,000 as a result of recognition of stock-based compensation expense. Retained earnings decreased $709,000 solely as a result of the net loss recognized for the six months ended June 30, 2010. Accumulated other comprehensive loss increased $805,000 as a result of  translating the foreign currency financial statements of Heeling Sports EMEA SPRL, as of and for the six months ended June 30, 2010, into U.S. dollars.

10.                 COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three months and six months ended June 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$473	$(1,590)	$(709)	$(2,900)
Gain (loss) on foreign currency translation	(510)	(6)	(805)	57
Comprehensive loss	$(37)	$(1,596)	$(1,514)	$(2,843)

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

	Three Months Ended June 30, 2010
	(In thousands)
	Domestic	International	Unallocated	Consolidated
Net Sales	$2,221	$6,583	$—	$8,804
Cost of Sales	1,508	3,581	—	5,089
Gross Profit	713	3,002	—	3,715
Selling, General and Administrative Expenses	1,769	1,937	83	3,789
Income (Loss) from Operations	(1,056)	1,065	(83)	(74)
Other (Income) Expense, net	(773)	135	(83)	(721)
Income (Loss) before Income Taxes	$(283)	$930	$—	$647

	Three Months Ended June 30, 2009
	(In thousands)
	Domestic	International	Unallocated	Consolidated
Net Sales	$4,938	$7,464	$—	$12,402
Cost of Sales	3,841	4,483	—	8,324
Gross Profit	1,097	2,981	—	4,078
Selling, General and Administrative Expenses	2,175	1,930	3,409	7,514
Income (Loss) from Operations	(1,078)	1,051	(3,409)	(3,436)
Other (Income) Expense, net	(15)	(507)	(68)	(590)
Income (Loss) before Income Taxes	$(1,063)	$1,558	$(3,341)	$(2,846)

	Six Months Ended June 30, 2010
	(In thousands)
	Domestic	International	Unallocated	Consolidated
Net Sales	$4,147	$11,309	$—	$15,456
Cost of Sales	2,832	5,726	—	8,558
Gross Profit	1,315	5,583	—	6,898
Selling, General and Administrative Expenses	3,665	3,879	458	8,002
Income (Loss) from Operations	(2,350)	1,704	(458)	(1,104)
Other (Income) Expense, net	(828)	273	(135)	(690)
Income (Loss) before Income Taxes	$(1,522)	$1,431	$(323)	$(414)

	Six Months Ended June 30, 2009
	(In thousands)
	Domestic	International	Unallocated	Consolidated
Net Sales	$7,433	$14,218	$—	$21,651
Cost of Sales	6,183	7,992	—	14,175
Gross Profit	1,250	6,226	—	7,476
Selling, General and Administrative Expenses	4,484	3,721	5,166	13,371
Income (Loss) from Operations	(3,234)	2,505	(5,166)	(5,895)
Other (Income) Expense, net	(363)	23	(145)	(485)
Income (Loss) before Income Taxes	$(2,871)	$2,482	$(5,021)	$(5,410)

The following costs are unallocated in the tables included above: legal, accounting and professional fees which are directly attributable to operating as a public company; fees paid to members of the Company’s Board of Directors; directors and officers insurance; other public company costs; litigation settlements and costs related to the class action lawsuit (filed in August 2007), the shareholders’ derivative lawsuit (filed in October 2007) and the individual lawsuit (filed in May 2008), all relating to the Company’s initial public offering in December 2006; and interest income earned on monies held at the Heelys, Inc. entity level.

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

Overview

We are a designer, marketer and distributor of innovative, action sports-inspired products under the HEELYS brand, and we target our products to the youth market. Our primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS-wheeled footwear allows the user to seamlessly transition from walking or running to rolling by shifting weight to the heel. Users can transform HEELYS-wheeled footwear into street footwear by removing the wheel. For the six months ended June 30, 2010 and 2009, 99% and 96% of our net sales were derived from the sale of HEELYS-wheeled footwear, respectively. The remainder was derived from the sale of non-wheeled footwear (2009 only) and branded accessories, such as replacement wheels.

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

Financial Overview — Second Quarter of 2010:

•                  Domestic net sales decreased $2.7 million, or 55.0%, when compared with the same period last year. This decrease is primarily the result of lower unit sales of our HEELYS-wheeled footwear which we believe may be attributable to retail customers being cautious when placing orders and shifting to shorter lead times and at once inventory purchases transferring inventory risk to us. During the three months ended June 30, 2009, we sold certain older styles of our footwear to discount retailers in an effort to reduce our excess inventories. Because we believe we can sell any remaining older styles without offering the deep price discounts required for placement, we did not sell product to these retailers during the three months ended June 30, 2010.

•                  International net sales decreased $881,000, or 11.8%, when compared with the same period last year. This decrease is primarily the result of lower unit sales of our HEELYS-wheeled footwear. There was a decrease in sales to our independent distributor in Japan as well as a decrease in sales in our German and French markets, where we sell direct to retailers, which we believe is due to over-inventoried positions of our Japanese distributor and German / French retailers. We also experienced a decrease in sales to our independent distributors in certain European countries, which we believe is due to retailers, in these countries, being cautious in their buying due to the weak economy’s impact on their sales.

•                  Domestic gross profit margin increased primarily as a result of lower material costs and tighter management of our inventory on-hand such that no markdowns of inventory were made during the three months ended June 30, 2010. These decreases in costs were partially offset by lower sales volume.

•                  International gross profit margin increased primarily due to an increase in the proportion of sales to our direct customers, as well as lower material costs.

•                  In April 2010, we settled and collected a potential patent and trademark lawsuit, in the Company’s favor, in the amount of $750,000. This settlement is reported as other income.

Results of Operations

Net Sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Sales (in thousands)
Domestic	$2,221	$4,938	$4,147	$7,433
International	6,583	7,464	11,309	14,218
Consolidated	$8,804	$12,402	$15,456	$21,651

Net Sales (as % of Total Consolidated Net Sales)
Domestic	25.2%	39.8%	26.8%	34.3%
International	74.8%	60.2%	73.2%	65.7%
Consolidated	100.0%	100.0%	100.0%	100.0%

Pairs Sold
Domestic	87,000	219,000	168,000	319,000
International	203,000	264,000	331,000	466,000
Consolidated	290,000	483,000	499,000	785,000

Domestically, our net sales decreased $2.7 million, or 55.0%, to $2.2 million for the three months ended June 30, 2010, from $4.9 million for the three months ended June 30, 2009. This decrease was primarily the result of lower unit sales of our HEELYS-wheeled footwear which decreased by 132,000 pairs, or 60.3%, to 87,000 pairs for the three months ended June 30, 2010, from 219,000 pairs for the three months ended June 30, 2009. For the six months ended June 30, 2010, net sales decreased $3.3 million, or 44.2%, to $4.1 million, from $7.4 million for the six months ended June 30, 2009. This decrease was primarily the result of lower unit sales of our HEELYS-wheeled footwear which decreased by 151,000 pairs, or 47.3%, to 168,000 pairs for the six months ended June 30, 2010, from 319,000 pairs for the six months ended June 30, 2009.  We believe the decrease in unit sales is attributable to our retail customers being cautious when placing orders, the impact of extended inclement weather conditions in certain parts of the United States (resulting in decreased sales during the first quarter) and decreased sales to discount retailers during the second quarter of 2010 when compared to the same period of 2009.

Internationally, our net sales decreased $881,000, or 11.8%, to $6.6 million for the three months ended June 30, 2010, from $7.5 million for the three months ended June 30, 2009, and decreased $2.9 million, or 20.5%, to $11.3 million for the six months ended June 30, 2010, from $14.2 million for the six months ended June 30, 2009. This decrease was the result of lower unit sales of our HEELYS-wheeled footwear which decreased by 61,000 pairs, or 23.1%, to 203,000 pairs for the three months ended June 30, 2010, from 264,000 pairs for the three months ended June 30, 2009, and decreased by 135,000 pairs, or 29.0%, to 331,000 pairs for the six months ended June 30, 2010, from 466,000 pairs for the six months ended June 30, 2009. Unit sales to distributors decreased 75,000 pairs, or 40.8%, to 109,000 pairs for the three months ended June 30, 2010, from 184,000 pairs for the three months ended June 30, 2009, and decreased 133,000 pairs, or 45.4%, to 161,000 pairs for the six months ended June 30, 2010, from 294,000 for the six months ended June 30, 2009. Unit sales to our independent distributor in Japan decreased 45,000 pairs, or 39.5%, to 69,000 pairs for the three months ended June 30, 2010, from 114,000 pairs for the three months ended June 30, 2009, and decreased 66,000 pairs, or 37.9%, to 108,000 pairs for the six months ended June 30, 2010, from 174,000 pairs for the six months ended June 30, 2009. We believe this decrease in sales to our independent distributor in Japan is due to this distributor being in an over-inventoried position as a result of a weak 2009 holiday season. Unit sales in our German and French markets were relatively flat at 78,000 and 80,000 pairs for the three months ended June 30, 2010 and 2009, respectively, and decreased 25,000 pairs, or 14.5%, to 147,000 pairs for the six months ended June 30, 2010, from 172,000 pairs for the six months ended June 30, 2009. These decreases in pairs sold were offset by sales in the Italian market where we began to sell directly to retailers through an independent agent during the fourth quarter of 2009.

Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gross Profit (in thousands)
Domestic	$713	$1,097	$1,315	$1,250
International	3,002	2,981	5,583	6,226
Consolidated	$3,715	$4,078	$6,898	$7,476

Gross Profit (%)
Domestic	32.1%	22.2%	31.7%	16.8%
International	45.6%	39.9%	49.4%	43.8%
Consolidated	42.2%	32.9%	44.6%	34.5%

Domestically, gross profit margin increased from 22.2% for the three months ended June 30, 2009, to 32.1% for the three months ended June 30, 2010, and increased from 16.8% for the six months ended June 30, 2009, to 31.7% for the six months ended June 30, 2010. These increases in gross profit margin percentages are a result of a higher average price per pair sold as a result of a decrease in sales to discount retailers, a decrease in material costs (due to better sourcing of raw materials as well as change in mix of product sold) and less inventory markdowns. Additionally, during 2009 we incurred expense for the testing of our existing product line for lead paint levels.

Internationally, gross profit margin increased from 39.9% for the three months ended June 30, 2009, to 45.6% for the three months ended June 30, 2010, and increased from 43.8% for the six months ended June 30, 2009, to 49.4% for the six months ended June 30, 2010. The improvement in gross margin for the three months ended June 30, 2010, when compared to the same period last year, is primarily due to an increase in sales to our direct customers in the Italian market (where we sell at a higher average sales price per unit), as well as lower material costs. The improvement in gross margin for the six months ended June 30, 2010, when compared to the same period last year, is primarily due to lower material costs. The decrease in material costs is primarily due to better sourcing of raw materials as well as change in mix of product sold during the periods.

Selling and Marketing Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Selling & Marketing (in thousands)
Domestic	$453	$717	$938	$1,413
International	975	974	1,895	1,854
Consolidated	$1,428	$1,691	$2,833	$3,267

Domestically, selling and marketing expense (excluding commissions and payroll and payroll related expenses) decreased $116,000 to $164,000 for the three months ended June 30, 2010, from $280,000 for the three months ended June 30, 2009. This decrease is primarily due to a decrease in consumer advertising and related costs in the amount of $102,000 to $46,000 for the three months ended June 30, 2010, from $148,000 for the three months ended June 30, 2009. Consumer advertising and related costs were higher during the second quarter of 2009 mainly as a result of television advertisement. For the six months ended June 30, 2010, selling and marketing expense (excluding commissions and payroll related expenses) attributable to our domestic operations decreased $174,000, to $346,000 for the six months ended June 30, 2010, from $520,000 for the six months ended June 30, 2009, as a result of cost reduction efforts and management’s decision to focus advertising and marketing efforts in the third and fourth quarters.

Internationally, selling and marketing expense (excluding commissions and payroll and payroll related expenses) increased $28,000 from $459,000 for the three months ended June 30, 2009, to $487,000 for the three months ended June 30, 2010, mainly as a result of increased consumer advertising and other marketing related expenses in the Italian market where we began to sell directly to retailers through an independent agent during the fourth quarter of 2009. Selling and marketing expense (excluding commissions and payroll and payroll related expenses) increased $88,000 from $871,000 for the six months ended June 30, 2009, to $959,000 for the six months ended June 30, 2010, primarily as a result of increased consumer advertising and other marketing related expenses in our German and French markets, where we sell directly to retailers, and in the Italian market. Consumer advertising and other marketing related expenses, a component of selling and marketing expense, increased $67,000 from $345,000 in the three months ended June 30, 2009, to $412,000 in the three months ended June 30, 2010, and increased $267,000 from $478,000 in the six months ended June 30, 2009, to $745,000 in the six months ended June 30, 2010, primarily as a result of increased television advertising. The increase in marketing related costs was offset by a decrease in selling expenses attributable to overall cost reduction efforts.

Commissions on domestic sales decreased $94,000, or 48.0%, to $102,000 for the three months ended June 30, 2010, from $196,000 for the three months ended June 30, 2009, and decreased $162,000, or 46.3%, to $188,000 for the six months ended June 30, 2010, from $350,000 for the six months ended June 30, 2009. The decrease in commissions is due to the decrease in domestic sales and a higher percentage of lower commissionable sales during the three and six months ended June 30, 2010 when compared to the same period last year.

Internationally, commissions increased $97,000, or 70.3%, from $138,000 for the three months ended June 30, 2009, to $235,000 for the three months ended June 30, 2010, and increased $155,000, or 55.4%, from $280,000 for the six months ended June 30, 2009, to $435,000 for the six months ended June 30, 2010. This increase is primarily due to sales in the Italian market during the three and six months ended June 30, 2010. During the fourth quarter of 2009, we began to sell directly to retailers in the Italian market through an independent agent who is paid commissions on those sales.

Payroll and payroll related costs for our domestic operations decreased $53,000 to $186,000 for the three months ended June 30, 2010, from $239,000 for the three months ended June 30, 2009, and decreased $139,000 to $404,000 for the six months ended June 30, 2010, from $543,000 for the six months ended June 30, 2009. Payroll and payroll related costs attributable to our international operations decreased approximately $123,000 to $253,000 for the three months ended June 30, 2010, from $376,000 for the three months ended June 30, 2009, and decreased $202,000 to $501,000 for the six months ended June 30, 2010, from $703,000 for the six months ended June 30, 2009. These decreases in payroll and payroll related costs are mainly the result of reduction in headcount.

General and Administrative Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
General & Administrative (in thousands)
Domestic	$1,316	$1,450	$2,727	$3,034
International	962	945	1,984	1,856
Unallocated	83	377	458	1,385
Consolidated	$2,361	$2,772	$5,169	$6,275

For the three and six months ended June 30, 2010, consolidated general and administrative expenses (excluding unallocated costs) decreased $117,000 and $179,000, when compared to the same periods last year. Consulting and related costs decreased $132,000 to $58,000 for the three months ended June 30, 2010, from $190,000 for the three months ended June 30, 2009, and decreased $214,000 to $90,000 for the six months ended June 30, 2010, from $304,000 for the six months ended June 30, 2009. Consulting and related costs for the three and six months ended June 30, 2009 included fees paid to our then interim chief executive officer as well as to other individuals for general consulting services. Shipping and handling costs, attributable to our domestic operations, decreased $58,000 to $140,000 for the three months ended June 30, 2010, from $198,000 for the three months ended June 30, 2009, and decreased $120,000 to $275,000 for the six months ended June 30, 2010, from $395,000 for the six months ended June 30, 2009. This decrease is mainly attributable to a reduction in temporary warehousing costs as we reduced our on-hand inventory levels. Shipping and handling costs, attributable to our international operations, increased $48,000 from $301,000 for the three months ended June 30, 2009, to $349,000 for the three months ended June 30, 2010, and increased $38,000 from $647,000 for the six months ended June 30, 2009, to $685,000 for the six months ended June 30, 2010. This increase is mainly attributable to an increase in shipments out of our warehouse in Belgium to our Italian customers.

Insurance costs decreased $31,000 to $121,000 for the three months ended June 30, 2010, from $152,000 for the three months ended June 30, 2009, and decreased $73,000 to $216,000 for the six months ended June 30, 2010, from $289,000 for the six months ended June 30, 2009. The decrease in insurance costs is attributable to a decrease in sales, lower negotiated insurance rates and changes in coverage.

These decreases in costs were offset by an increase in legal fees related to our intellectual property and associated enforcement which increased $88,000 from $249,000 for the three months ended June 30, 2009, to $337,000 for the three months ended June 30, 2010, and increased $280,000 from $445,000 for the six months ended June 30, 2009, to $725,000 for the six months ended June 30, 2010.

Unallocated costs are those costs that are directly attributable to operating as a public company. The decrease in these unallocated costs is mainly the result of management’s cost reduction efforts as well as a decrease in accounting and other professional fees. During the first and second quarters of 2009, we incurred higher accounting and other professional fees due to the structuring of our international operations and related tax issues, documentation and testing of internal controls over financial reporting for our international operations (initial year), additional fees incurred related to the audit of our consolidated financial statements for the fiscal year ended December 31, 2008 and for other tax advisory services.

Litigation Settlements and Related Costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Litigation Settlements & Related Costs (in thousands)	$—	$3,051	$—	$3,829

Litigation settlements and related costs for the three and six months ended June 30, 2009 are primarily related to the class action lawsuit (filed in August 2007), the shareholders’ derivative lawsuit (filed in October 2007) and the individual lawsuit (filed in May 2008) all relating to our initial public offering in December 2006. These lawsuits were settled during the third and fourth quarters of 2009.

Other (Income) Expense, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Other (Income) Expense (in thousands)
Interest (income) expense, net	$(105)	$(65)	$(180)	$(133)
Other (income) expense, net	(751)	(24)	(777)	(361)
Exchange (gain) loss, net	135	(501)	267	9
Other (Income) Expense (in thousands)	$(721)	$(590)	$(690)	$(485)

Interest income (net of interest expense) increased $40,000 from $65,000 for the three months ended June 30, 2009, to $105,000 for the three months ended June 30, 2010, and increased $47,000 from $133,000 for the six months ended June 30, 2009, to $180,000 for the six months ended June 30, 2010, primarily due to an increase in interest income earned resulting from increased investment activities offset by interest expense accrued on unrecognized tax benefits.

Other income, which is primarily the result of settlements of patent and trademark litigations, increased $727,000 from $24,000 for the three months ended June 30, 2009, to $751,000 for the three months ended June 30, 2010, and increased $416,000 from $361,000 for the six months ended June 30, 2009, to $777,000 for the six months ended June 30, 2010. During the second quarter we settled a potential patent and trademark lawsuit, in the Company’s favor, in the amount of $750,000. Litigation settlement payments related to intellectual property legal matters (whether received by the Company or paid by the Company) are reported as other income (expense). Legal fees related to intellectual property matters and associated enforcement is included in general and administrative expenses.

Gains (losses) resulting from foreign currency transactions are mainly attributable to an intercompany loan due to our U.S. entity from our Belgian entity which must be repaid in U.S. dollars.

Income Taxes

We recognized income tax expense of $174,000 and $295,000 for the three and six months ended June 30, 2010, representing an effective income tax rate of 26.9% and (71.3%), respectively; compared to an income tax benefit of $1.3 million and $2.5 million for the three and six months ended June 30, 2009, representing an effective income tax rate of 44.1% and 46.4%, respectively. Our effective rate differs from the statutory federal rate of 35% for certain items, such as state and local taxes, non-deductible expenses, domestic operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%. We operate in multiple jurisdictions and have seasonality in our business which causes variability in our consolidated effective tax rate during the year.

Liquidity and Capital Resources

Our primary cash need is for working capital, which we generally fund with cash flow from operating activities, and may be impacted by fluctuations in demand for our products, investments in our infrastructure and expenditures on marketing and advertising. At June 30, 2010, we had a total of $32.5 million in cash and cash equivalents and $36.6 million in current investments. Our current investments will mature during the next 12 months and include investments in certificates of deposit ($500,000) and debt securities ($36.1 million).

Cash provided by operating activities for the six months ended June 30, 2010 was $3.7 million compared to cash used of $539,000 for the same period last year. Cash flows from operating activities is comprised of net loss adjusted for non-cash items and changes in operating assets and liabilities. Cash provided by changes in operating assets and liabilities for the first six months of 2010 was $3.4 million compared to cash provided of $4.3 million in the same period last year. Net cash provided of $3.7 million for the six months ended June 30, 2010 was primarily due to the collection of a $2.9 million income tax refund and a reduction in accounts receivable of $1.4 million due to timing as well as reduced sales. These amounts were partially offset by the payment of $1.2 million for the settlement of an outstanding state tax liability. We expect to receive another tax refund, approximately $3.1 million, as a result of the carryback of the federal net operating loss for 2009 to 2007. We plan to file our 2009 federal return during the third quarter of 2010 and expect to receive the tax refund related to the loss carryback before year-end. As of June 30, 2010, we have an open purchase commitment of $8.6 million for the purchase of inventory, the majority of which will be settled during the third quarter with the balance settled during the fourth quarter. Our cash flows provided by/used in operating assets/liabilities is subject to seasonality. During the second quarter we settled a potential patent and trademark lawsuit, in the Company’s favor, in the amount of $750,000. We recognize income resulting from the settlement of patent and trademark lawsuits (potential or actual) in other income.

Net cash used in investing activities of $9.9 million, for the six months ended June 30, 2010, relates primarily to purchases of investments of $19.7 million, partially offset by proceeds from investment maturities of $10.0 million.

Cash used in financing activities for the six months ended June 30, 2010, as well as for the six months ended June 30, 2009, was for payments of our previously acquired goodwill and intangibles associated with the termination of agreements with our former independent distributors in the German and French markets in 2008. As of June 30, 2010, we have outstanding liabilities of $578,000 due to these former independent distributors, $458,000 of which are recorded as a current liability and are expected to be settled during the next 12 months.

We believe our cash flow from operating activities, together with the cash on hand (including cash equivalents) and investments will be sufficient to meet our liquidity needs and capital expenditure requirements for at least the next 12 months.

Contractual Obligations and Commercial Commitments

As of June 30, 2010, there were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Vulnerability Due to Customer Concentration / Geographical Concentration

For the three and the six months ended June 30, 2010, Privee AG Corporation accounted for 19.1% and 16.8% of our net sales, respectively, compared to 22.2% and 19.4% of our net sales for the three and the six months ended June 30, 2009. Oxylane Group accounted for 13.4% and 14.4% of our net sales for the three and the six months ended June 30, 2010, respectively, compared to 9.6% and 11.5% of our net sales for the three and the six months ended June 30, 2009. Privee AG Corporation is the Company’s independent distributor in Japan, and Oxylane Group is a French sporting goods retail chain operating under the name Decathlon.

For the three and the six months ended June 30, 2010, our French market accounted for 21.1% and 23.5% of our net sales, respectively, compared to 16.7% and 20.0%, for the three and the six months ended June 30, 2009. Our German market accounted for 14.5% and 17.0% of our net sales for the three and the six months ended June 30, 2010, respectively, compared to 12.1% and 15.5%, for the three and the six months ended June 30, 2009.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934) as of June 30, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2010 were effective.

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1

Sourcing Agreement dated April 21, 2010, to be effective May 1, 2010, between Heeling Sports Limited and TGB, LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on April 26, 2010).

10.2

Heelys, Inc. 2006 Stock Incentive Plan, as amended and restated effective as of May 20, 2010 (incorporated by reference to Appendix A of the Company’s Definitive Schedule 14A, as filed with the Commission on April 23, 2010).

10.3	Letter from Heelys, Inc. to Craig D. Storey regarding employment terms.*†

10.4	Severance and General Release Agreement dated as of February 1, 2008, between Michael G. Staffaroni and Heeling Sports Limited.*†

10.5	Employment Agreement dated as of July 17, 2008, between Heelys, Inc. and Donald K. Carroll.*†

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Thomas C. Hansen, Chief Executive Officer.†

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Craig D. Storey, Chief Financial Officer.†

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.†

*          Management contract or a compensatory plan or arrangement.

†           Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEELYS, INC.

Date: August 13, 2010	By:	/s/ Thomas C. Hansen
Thomas C. Hansen
Chief Executive Officer

HEELYS, INC.

Date: August 13, 2010	By:	/s/ Craig D. Storey
Craig D. Storey
Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description
10.1

Sourcing Agreement dated April 21, 2010, to be effective May 1, 2010, between Heeling Sports Limited and TGB, LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on April 26, 2010).

10.2

Heelys, Inc. 2006 Stock Incentive Plan, as amended and restated effective as of May 20, 2010 (incorporated by reference to Appendix A of the Company’s Definitive Schedule 14A, as filed with the Commission on April 23, 2010).

10.3	Letter from Heelys, Inc. to Craig D. Storey regarding employment terms.*†

10.4	Severance and General Release Agreement dated as of February 1, 2008, between Michael G. Staffaroni and Heeling Sports Limited.*†

10.5	Employment Agreement dated as of July 17, 2008, between Heelys, Inc. and Donald K. Carroll.*†

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Thomas C. Hansen, Chief Executive Officer.†

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Craig D. Storey, Chief Financial Officer.†

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.†

*          Management contract or a compensatory plan or arrangement.

†           Filed herewith