Form 10-Q
period 2010-09-30
Heelys, Inc.
filed 2010-11-12
CIK 1373980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of common stock	Outstanding as of November 10, 2010
Par value $00.001 per share	27,571,052

Part I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

HEELYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,686	$39,370
Investments	33,237	20,556
Accounts receivable, net of allowances of $253 and $414, respectively	4,133	5,704
Inventories	7,959	6,038
Prepaid and other current assets	1,434	756
Income tax receivable	—	3,106
Deferred income taxes	3,199	3,178

Total current assets	82,648	78,708

INVESTMENTS, NON-CURRENT	—	6,566
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,857 and $1,649, respectively	716	856
PATENTS AND TRADEMARKS, net of accumulated amortization of $1,338 and $1,240, respectively	378	343
INTANGIBLE ASSETS, net of accumulated amortization of $834 and $619, respectively	782	1,071
GOODWILL	1,611	1,696
DEFERRED INCOME TAXES	15	—

TOTAL ASSETS	$86,150	$89,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,545	$1,634
Accrued expenses	2,242	2,789
Income taxes payable	561	2,108

Total current liabilities	4,348	6,531

LONG TERM LIABILITIES:
Income taxes payable	444	439
Deferred income taxes	186	72
Other long term liabilities	103	458

TOTAL LIABILITIES	5,081	7,500

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 75,000,000 shares authorized; 27,571,052 shares issued and outstanding as of September 30, 2010 and December 31, 2009	28	28
Additional paid-in capital	65,624	65,305
Retained earnings	15,754	16,532
Accumulated other comprehensive loss	(337)	(125)

Total stockholders’ equity	81,069	81,740

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$86,150	$89,240

See notes to condensed consolidated financial statements.

HEELYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

NET SALES	$8,248	$10,751	$23,704	$32,402
COST OF SALES	4,972	7,084	13,530	21,259

GROSS PROFIT	3,276	3,667	10,174	11,143

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling and marketing	1,026	1,157	3,859	4,424
General and administrative	2,435	2,948	7,604	9,223
Litigation settlements and related costs	—	258	—	4,087
Total selling, general and administrative expenses	3,461	4,363	11,463	17,734

LOSS FROM OPERATIONS	(185)	(696)	(1,289)	(6,591)

OTHER (INCOME) EXPENSE
Interest (income) expense, net	(107)	(19)	(287)	(152)
Other (income) expense, net	(32)	3	(809)	(358)
Exchange (gain) loss, net	(127)	(223)	140	(214)

Total other (income) expense, net	(266)	(239)	(956)	(724)

INCOME (LOSS) BEFORE INCOME TAXES	81	(457)	(333)	(5,867)
INCOME TAX EXPENSE (BENEFIT)	150	645	445	(1,865)

NET LOSS	$(69)	$(1,102)	$(778)	$(4,002)

LOSS PER SHARE:
Basic	$(0.00)	$(0.04)	$(0.03)	$(0.15)
Diluted	$(0.00)	$(0.04)	$(0.03)	$(0.15)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	27,571	27,571	27,571	27,571
Diluted	27,571	27,571	27,571	27,571

See notes to condensed consolidated financial statements.

HEELYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES:
Net Loss	$(778)	$(4,002)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	588	600
Accretion (amortization) of premium (discount) on investments, net	367	—
Accrued interest income	(242)	—
Deferred income taxes	75	(2,311)
Stock-based compensation	319	390
Unrealized exchange gain, net	(137)	(216)
Loss on disposal of property and equipment	4	—
Changes in operating assets and liabilities:
Accounts receivable	1,404	2,559
Inventories	(1,999)	2,376
Prepaid and other current assets	(451)	(218)
Accounts payable	(23)	740
Accrued expenses and other long term liabilities	(324)	322
Income taxes payable/receivable	1,582	532

Net cash provided by operating activities	385	772

INVESTING ACTIVITIES:
Purchase of investments	(26,682)	—
Proceeds from maturities of investments	20,200	—
Purchases of equipment	(117)	(334)
Increase in patents and trademarks	(133)	(102)

Net cash used in investing activities	(6,732)	(436)

FINANCING ACTIVITIES:
Payment for previously acquired goodwill and intangible assets	(462)	(508)

Net cash used in financing activities	(462)	(508)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	125	119

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,684)	(53)

CASH AND CASH EQUIVALENTS, beginning of year	39,370	68,446

CASH AND CASH EQUIVALENTS, end of year	$32,686	$68,393

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

Basis Of Presentation — Unaudited Condensed Interim Consolidated Financial Information — In the opinion of management, all adjustments necessary for a fair presentation of results of operations for the periods presented have been included in the accompanying unaudited consolidated financial statements of the Company. Such adjustments consist of normal recurring items. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and include the information and notes required by those instructions. The December 31, 2009 unaudited condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, the unaudited consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company’s 2009 Annual Report on Form 10-K.

Reclassifications — During the fourth quarter of 2009, the Company changed its policy regarding the classification of shipping and handling costs from cost of sales to general and administrative expense. The Company believes this change allows for a better analysis of gross profit margin and will more consistently convey the relationship between sales and costs that are directly attributable to the procurement of inventory sold from quarter to quarter. Accordingly, the Company reclassified $488,000 and $1.5 million of shipping and handling costs for the three and nine months ended September 30, 2009, respectively, from cost of sales to general and administrative expense. Shipping and handling costs that are directly attributable to the procurement of inventory, including freight-in, are recognized in cost of sales when such inventory is sold. Shipping and handling costs that are not directly attributable to the procurement of inventory, which primarily include costs incurred to ship product from the Company’s warehouse to its customers, storage charges and rent expense for warehousing facilities, warehouse labor costs, general warehouse materials and depreciation of warehouse equipment, are recognized in operating expenses (general and administrative expense) when incurred.

Cash Equivalents — Cash equivalents consist of highly liquid investments with original maturity dates of three months or less when purchased. Cash equivalents at September 30, 2010 consist of an investment in the Fidelity Money Market Fund ($22.0 million). Cash equivalents at December 31, 2009 include investments in the JPMorgan Prime Money Market Fund ($33,000) and in the Fidelity Money Market Fund ($20.1 million). Investments in the JPMorgan Prime Money Market Fund and in the Fidelity Money Market Fund are valued using observable inputs.

Concentration of Risk — The Company maintains substantially all of its cash and cash equivalents in financial institutions in amounts that exceed federally insured limits. Investments in the Fidelity Money Market Fund are not insured. The Company has not experienced any losses with regards to its cash and cash equivalents and believes it is not exposed to significant credit risk.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator— net loss available to common stockholders	$(69)	$(1,102)	$(778)	$(4,002)
Denominator:
Weighted average common stock outstanding for basic loss per share	27,571	27,571	27,571	27,571
Effect of dilutive securities:
Stock options	—	—	—	—

Adjusted weighted average common stock and assumed conversions for diluted loss per share	27,571	27,571	27,571	27,571

Stock options to purchase approximately 1.6 million shares of common stock for the three and nine months ended September 30, 2010, respectively, and stock options to purchase approximately 1.4 million and 1.6 million shares of common stock for the three and nine months ended September 30, 2009, respectively, were not included in the computation of diluted loss per share because the effect of their inclusion would be anti-dilutive. For the three and nine months ended September 30, 2010, 32,000 restricted stock units were excluded from the calculation of diluted loss per share because to include them would have been anti-dilutive.

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

4.                                                         INVESTMENTS

Investments consist of the following:

	As of September 30, 2010
	(In thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Aggregate Fair Value (2)	Maturities
Current held-to-maturity securities
Certificates of deposit (3)	$500	$—	$—	$500	May-2011
Commercial paper	12,989	3	—	12,992	Nov thru Dec-2010
Corporate bonds	10,688	22	—	10,710	Oct-2010 thru Jun-2011
Municipal bonds	9,060	—	(13)	9,047	Nov-2010 thru Jun-2011

Total current held-to-maturity securities	$33,237	$25	$(13)	$33,249

	As of December 31, 2009
	(In thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Aggregate Fair Value (2)	Maturities
Current held-to-maturity securities
Certificates of deposit	$10,000	$—	$—	$10,000	May-2010
Commercial paper	4,971	—	—	4,971	Aug thru Nov-2010
Corporate bonds	2,562	—	(8)	2,554	Oct-2010
Municipal bonds	3,023	—	(24)	2,999	Nov-2010

Total current held-to-maturity securities	$20,556	$—	$(32)	$20,524

Non-current held-to-maturity securities
Corporate bonds	$3,466	$—	$(14)	$3,452	Apr-2011
Municipal bonds	3,100	—	(32)	3,068	Jun-2011

Total non-current held-to-maturity securities	$6,566	$—	$(46)	$6,520

(1)          Continuous unrealized loss positions less than 12 months.

(2)          Aggregate fair values for commercial paper and bonds were determined using a third-party pricing service. This third-party pricing service uses the market approach to value these investments (Level 2 fair value hierarchy).

(3)          This certificate of deposit is pledged as collateral for a $500,000 revolving credit facility the Company entered into in June 2010.

All investments as of September 30, 2010 and December 31, 2009 are classified as held-to-maturity because the Company has the intent and ability to hold these investments to maturity. Investments in debt securities (commercial paper, municipal bonds and corporate bonds) are reported at cost, adjusted for premiums and discounts that are recognized in interest income, using a method that approximates the effective interest method, over the period to maturity. Unrealized gains and losses are excluded from earnings. The Company considers as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current.

5.                                                         SIGNIFICANT CUSTOMERS

Customers of the Company consist of retail stores in the U.S. and certain European countries, and international wholesale distributors. The customers, individually or considered as a group under common ownership, which accounted for greater than 10% of accounts receivable as of September 30, 2010, or 10% of net sales during the periods reflected, were as follows:

	Accounts Receivable		Net Sales		Net Sales
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009
Oxylane Group	25%	23%	10%	8%	13%	10%
Privee AG Corporation	27%	2%	34%	21%	23%	20%

Oxylane Group is a French sporting goods retail chain operating under the name Decathlon. Privee AG Corporation, a wholly-owned subsidiary of Privee Turnaround Co., Ltd, is the Company’s independent distributor in Japan.

6.                                                         ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Professional fees	$178	$129
Payments due - termination of distributorship agreements	349	579
Accrued taxes payable	247	449
Customer credits and prepayments	380	439
Payroll and payroll related costs	368	507
Inventory and related costs	129	48
Commissions	148	129
Insurance	155	150
Other	288	359
Total accrued expenses	$2,242	$2,789

Customer credits includes amounts due customers in excess of amounts owed, including estimated credits due customers for estimated returns and co-op advertising and marketing allowances.

7.                                                         COMMITMENTS AND CONTINGENCIES

Purchase Commitments — The Company had open purchase commitments of $5.1 million at September 30, 2010 for the purchase of inventory.

On April 21, 2010 (effective as of May 1, 2010), the Company entered into a Sourcing Agreement (the “Sourcing Agreement”),with TGB, LLC, a New Jersey limited liability company (“TGB”), under which TGB will procure subcontractors to manufacture the Company’s products in accordance with certain specifications and applicable laws. During the term of the Sourcing Agreement, TGB will be the exclusive sourcer of the Company’s currently existing product line of wheeled footwear and all other of the Company’s products, except for products to be manufactured for the Company’s licensees. During the initial term of the Sourcing Agreement, the Company must purchase a minimum of 1,000,000 pairs of product from TGB. The initial term expires on August 31, 2011 and will automatically renew for additional one year periods until either party provides 90 days advance written notice of termination prior to the end of the then applicable term.

Revolving Credit Facility — In June 2010, the Company entered into a $500,000 revolving credit facility with a local bank for the purpose of issuing letters of credit. During the second quarter of 2010, the Company executed a letter of credit in the amount of $338,000 to secure payment to one of its foreign manufacturers. As of September 30, 2010, the Company had paid $122,000 against the letter of credit, leaving $284,000 available to the Company under the revolving credit facility. The Company expects to settle the $216,000 remaining on the outstanding letter of credit during the fourth quarter of 2010. The revolving credit facility is secured by a $500,000 certificate of deposit.

Legal Proceedings — Due to the nature of the Company’s products, from time to time the Company has to defend against personal injury and product liability claims arising out of personal injuries that allegedly are suffered using the Company’s products. To date, none of these claims has had a material adverse effect on the Company. The Company is also engaged in various claims and legal proceedings relating to intellectual property matters, especially in connection with enforcing the Company’s intellectual property rights against the various third parties importing and selling knockoff products domestically and internationally. Often, such legal proceedings result in counterclaims against the Company that the Company must defend. The Company believes that none of the pending personal injury, product liability or intellectual property legal matters will have a material adverse effect upon the Company’s financial position, cash flows or results of operations. Litigation settlement payments related to intellectual property legal matters (whether received by the Company or paid by the Company) are reported as other income (expense) in the Company’s statement of operations. Legal fees related to intellectual property matters and associated enforcement are included in general and administrative expenses. In April 2010, the Company settled and collected a potential patent and trademark lawsuit, in the Company’s favor, in the amount of $750,000 and is recorded as other income in the statement of operations.

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

The Company recognized income tax expense of $445,000 for the nine months ended September 30, 2010, representing an effective income tax rate of (133.6%), compared to an income tax benefit of $1.9 million for the nine months ended September 30, 2009, representing an effective income tax rate of 31.8%. The effective rate differs from the statutory federal rate of 35% primarily due to domestic operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35% as well as for certain other items, such as state and local taxes and non-deductible expenses. While the Company did not record the benefit of domestic losses for the current year, profits in its Belgian, German and French operations resulted in income tax expense of $343,000 for the nine months ended September 30, 2010, representing an effective income tax rate of 31.3%. The Company operates in multiple jurisdictions and its business is impacted by seasonality which causes variability in the consolidated effective tax rate during the year.

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

9.                                                         STOCKHOLDERS’ EQUITY

On August 25, 2010, the Company’s Board of Directors (the “Board”), upon recommendation of the Compensation Committee of the Board, approved an award (the “Award”) of restricted stock units (“Units”) to the Chief Executive Officer of the Company (the “Grantee”). The Award is designated as a performance award subject to the terms and conditions of the Heelys, Inc. 2006 Stock Incentive Plan, as amended and restated effective May 20, 2010 (the “Plan”).

To support the Company’s focus on creating long-term stockholder value, the Award is subject to performance criteria based on earnings per share of the Company (“EPS”) during the period beginning May 1, 2010 and ending December 31, 2012 (the “Performance Period”). EPS will be determined by dividing the Company’s consolidated net income or loss by the number of basic common shares of the Company for the period May 1, 2010 through December 31, 2010 and each of the twelve-month periods beginning January 1 and ending December 31 for 2011 and 2012 (each, a “Performance Year”). If at the end of the Performance Period, the Grantee’s Continuous Service (as defined in the Plan) has not been terminated and at least the threshold performance level (based on EPS during each Performance Year) has been achieved, a portion of the Units will vest and, to the extent earned, common stock of the Company will be issued to the Grantee. The number of shares of common stock of the Company awarded to Grantee will be based on the fair market value of the Company’s common stock on the date the Board granted the Units ($2.36).

The calculation of the number of Units that will vest at the end of the Performance Period is based on an average of the EPS performance level achieved during each Performance Year. The RSU Agreement identifies three EPS performance levels, with the number of Units subject to vesting expressed as a percentage of a specified target award of 95,339 Units, as follows:

	Threshold EPS Performance Level	Target EPS Performance Level	Maximum EPS Performance Level
	(as a % of Target)	(as a % of Target)	(as a % of Target)
Chief Executive Officer	50%	100%	200%

If the threshold EPS performance level for each Performance Year is not achieved, the number of Units subject to vesting will be zero.  The actual number of Units that may vest pursuant to the Award will range between the threshold EPS performance level (15,890) and the maximum EPS performance level (190,678).

Estimated compensation expense is recognized using the straight-line method over the requisite service period and is adjusted for changes in the earnings per share achieved, or expected to be achieved, and the number of units expected to vest. All awards issued pursuant to this program are made under the Heelys, Inc. 2006 Stock Incentive Plan. For the three and nine months ended September 30, 2010, compensation expense was immaterial. As of September 30, 2010, 32,000 shares of common stock are estimated to be issued at the end of the performance period.

Total stockholders’ equity decreased $671,000 to $81.1 million at September 30, 2010, from $81.7 million at December 31, 2009. Additional paid-in-capital increased $319,000 as a result of recognition of stock-based compensation expense. Retained earnings decreased $778,000 solely as a result of the net loss recognized for the nine months ended September 30, 2010. Accumulated other comprehensive loss increased $212,000 as a result of translating the foreign currency financial statements of Heeling Sports EMEA SPRL, as of and for the nine months ended September 30, 2010, into U.S. dollars.

10.                                                  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three months and nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(69)	$(1,102)	$(778)	$(4,002)
Gain (loss) on foreign currency translation	593	36	(212)	93
Comprehensive income (loss)	$524	$(1,066)	$(990)	$(3,909)

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

	Three Months Ended September 30, 2010
	(In thousands)
	Domestic	International	Unallocated	Consolidated
Net Sales	$1,305	$6,943	$—	$8,248
Cost of Sales	809	4,163	—	4,972
Gross Profit	496	2,780	—	3,276
Selling, General and Administrative Expenses	1,579	1,667	215	3,461
Income (Loss) from Operations	(1,083)	1,113	(215)	(185)
Other (Income) Expense, net	(53)	(129)	(84)	(266)
Income (Loss) before Income Taxes	$(1,030)	$1,242	$(131)	$81

	Three Months Ended September 30, 2009
	(In thousands)
	Domestic	International	Unallocated	Consolidated
Net Sales	$2,507	$8,244	$—	$10,751
Cost of Sales	2,312	4,772	—	7,084
Gross Profit	195	3,472	—	3,667
Selling, General and Administrative Expenses	2,045	1,604	714	4,363
Income (Loss) from Operations	(1,850)	1,868	(714)	(696)
Other (Income) Expense, net	17	(227)	(29)	(239)
Income (Loss) before Income Taxes	$(1,867)	$2,095	$(685)	$(457)

	Nine Months Ended September 30, 2010
	(In thousands)
	Domestic	International	Unallocated	Consolidated
Net Sales	$5,452	$18,252	$—	$23,704
Cost of Sales	3,641	9,889	—	13,530
Gross Profit	1,811	8,363	—	10,174
Selling, General and Administrative Expenses	5,245	5,545	673	11,463
Income (Loss) from Operations	(3,434)	2,818	(673)	(1,289)
Other (Income) Expense, net	(881)	144	(219)	(956)
Income (Loss) before Income Taxes	$(2,553)	$2,674	$(454)	$(333)

	Nine Months Ended September 30, 2009
	(In thousands)
	Domestic	International	Unallocated	Consolidated
Net Sales	$9,940	$22,462	$—	$32,402
Cost of Sales	8,495	12,764	—	21,259
Gross Profit	1,445	9,698	—	11,143
Selling, General and Administrative Expenses	6,478	5,325	5,931	17,734
Income (Loss) from Operations	(5,033)	4,373	(5,931)	(6,591)
Other (Income) Expense, net	(346)	(204)	(174)	(724)
Income (Loss) before Income Taxes	$(4,687)	$4,577	$(5,757)	$(5,867)

The following costs are unallocated in the tables included above: legal, accounting and professional fees which are primarily attributable to operating as a public company; fees paid to members of the Company’s Board of Directors; directors’ and officers’ insurance; other public company costs; litigation settlements and costs related to the class action lawsuit (filed in August 2007), the shareholders’ derivative lawsuit (filed in October 2007) and the individual lawsuit (filed in May 2008), all relating to the Company’s initial public offering in December 2006; and interest income earned on monies held at the Heelys, Inc. entity level.

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

Overview

We are a designer, marketer and distributor of innovative, action sports-inspired products under the HEELYS brand, and we target our products to the youth market. Our primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS-wheeled footwear allows the user to seamlessly transition from walking or running to rolling by shifting weight to the heel. Users can transform HEELYS-wheeled footwear into street footwear by removing the wheel. For the nine months ended September 30, 2010 and 2009, 99% and 97% of our net sales were derived from the sale of HEELYS-wheeled footwear, respectively. The remainder was derived primarily from the sale of non-wheeled footwear (in 2009 only) and branded accessories, such as replacement wheels.

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

Financial Overview — Third Quarter of 2010:

•                  Domestic net sales decreased $1.2 million, or 47.9%, when compared with the same period last year. This decrease is primarily the result of lower unit sales of our HEELYS-wheeled footwear which we believe may be attributable to retail customers being cautious when placing orders and shifting to shorter lead times and at once inventory purchases transferring inventory risk to us. During the three months ended September 30, 2009, we sold certain older styles of our footwear to discount retailers in an effort to reduce our excess inventories. We did not sell product to these retailers during the three months ended September 30, 2010.

•                  International net sales decreased $1.3 million, or 15.8%, when compared with the same period last year. This decrease is primarily the result of lower unit sales of our HEELYS-wheeled footwear. There was a decrease in sales to our German and French markets, where we sell direct to retailers, which we believe is due to slower than anticipated spring and summer consumer sales with certain retailers in those markets.

•                  Domestic gross profit margin increased from the same period last year primarily as a result of sales of excess inventories to discount retailers in the third quarter of 2009 that significantly diluted domestic margins combined with inventory write-downs made during that same period.

•                  International gross profit margins decreased from the same period last year primarily as a result of changes in average price per pair sold during the respective periods.

Results of Operations

Net Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Sales (in thousands)
Domestic	$1,305	$2,507	$5,452	$9,940
International	6,943	8,244	18,252	22,462
Consolidated	$8,248	$10,751	$23,704	$32,402

Net Sales (as % of Total Consolidated Net Sales)
Domestic	15.8%	23.3%	23.0%	30.7%
International	84.2%	76.7%	77.0%	69.3%
Consolidated	100.0%	100.0%	100.0%	100.0%

Pairs Sold
Domestic	47,000	111,000	215,000	430,000
International	237,000	273,000	568,000	739,000
Consolidated	284,000	384,000	783,000	1,169,000

Domestically, our net sales decreased $1.2 million, or 47.9%, to $1.3 million for the three months ended September 30, 2010, from $2.5 million for the three months ended September 30, 2009. This decrease was primarily the result of lower unit sales of our HEELYS-wheeled footwear which decreased by 64,000 pairs, or 57.7%, to 47,000 pairs for the three months ended September 30, 2010, from 111,000 pairs for the three months ended September 30, 2009. For the nine months ended September 30, 2010, net sales decreased $4.4 million, or 45.2%, to $5.5 million, from $9.9 million for the nine months ended September 30, 2009. This decrease was primarily the result of lower unit sales of our HEELYS-wheeled footwear which decreased by 215,000 pairs, or 50.0%, to 215,000 pairs for the nine months ended September 30, 2010, from 430,000 pairs for the nine months ended September 30, 2009. We believe the decrease in unit sales is attributable to our retail customers being cautious when placing orders and shifting to shorter lead times and at once inventory purchases and decreased sales to discount retailers during 2010 when compared to 2009.

Internationally, our net sales decreased $1.3 million, or 15.8%, to $6.9 million for the three months ended September 30, 2010, from $8.2 million for the three months ended September 30, 2009, and decreased $4.2 million, or 18.7%, to $18.3 million for the nine months ended September 30, 2010, from $22.5 million for the nine months ended September 30, 2009. This decrease was the result of lower unit sales of our HEELYS-wheeled footwear which decreased by 36,000 pairs, or 13.2%, to 237,000 pairs for the three months ended September 30, 2010, from 273,000 pairs for the three months ended September 30, 2009, and decreased by 171,000 pairs, or 23.1%, to 568,000 pairs for the nine months ended September 30, 2010, from 739,000 pairs for the nine months ended September 30, 2009. Unit sales to distributors decreased 33,000 pairs, or 16.6%, to 166,000 pairs for the three months ended September 30, 2010, from 199,000 pairs for the three months ended September 30, 2009, and decreased 166,000 pairs, or 33.7%, to 327,000 pairs for the nine months ended September 30, 2010, from 493,000 for the nine months ended September 30, 2009. While there was a decrease in unit sales to our independent distributor in Japan of 46,000 pairs, or 17.2%, to 221,000 pairs for the nine months ended September 30, 2010, from 267,000 pairs for the nine months ended September 30, 2009, unit sales increased 20,000 pairs, or 21.5%, from 93,000 pairs for the three months ended September 30, 2009, to 113,000 pairs for the three months ended September 30, 2010. We believe the year-to-date decrease in unit sales to our independent distributor in Japan is due to this distributor being in an over-inventoried position at the beginning of 2010 as a result of a weak 2009 holiday season. Unit sales in our German and French markets decreased 17,000 pairs, or 23.0%, to 57,000 pairs for the three months ended September 30, 2010, from 74,000 pairs for the three months ended September 30, 2009, and decreased 42,000 pairs, or 17.1%, to 204,000 pairs for the nine months ended September 30, 2010, from 246,000 pairs for the nine months ended September 30, 2009. These decreases in pairs sold were offset by sales in the Italian market where we began to sell directly to retailers through an independent agent during the fourth quarter of 2009.

Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gross Profit (in thousands)
Domestic	$496	$195	$1,811	$1,445
International	2,780	3,472	8,363	9,698
Consolidated	$3,276	$3,667	$10,174	$11,143

Gross Profit (%)
Domestic	38.0%	7.8%	33.2%	14.5%
International	40.0%	42.1%	45.8%	43.2%
Consolidated	39.7%	34.1%	42.9%	34.4%

Domestically, gross profit margin increased from 7.8% for the three months ended September 30, 2009, to 38.0% for the three months ended September 30, 2010, and increased from 14.5% for the nine months ended September 30, 2009, to 33.2% for the nine months ended September 30, 2010. These increases in gross profit margin percentages are a result of a higher average price per pair sold as a result of a decrease in sales to discount retailers and a decrease in material costs (due to better sourcing of raw materials as well as change in mix of product sold). During the three and nine months ended September 30, 2009, we sold 86,000 and 104,000 pairs, respectively, to a discount retailer. During the nine months ended September 30, 2010, we sold only 17,000 pairs to this same discount retailer all of which were in the first quarter of the year. Additionally, during the three and nine months ended September 30, 2009, we recorded inventory markdowns (in order to properly state our inventories at lower of cost or market) of $439,000 and $954,000, respectively. Ongoing estimates are made relating to the net realizable value of our inventories. If the estimated net realizable value of inventory is less than cost, a write-down equal to the difference is recorded in the period in which such determination is made. As of September 30, 2010, we have not needed to record any inventory markdowns. Also, during 2009 we incurred expense for the testing of our existing product line for lead paint levels in the amount of $25,000 and $312,000 for the three and nine months ended September 30, 2009, respectively. During the current year we incurred $2,000 and $11,000 for the three and nine months ended, respectively, for lead paint level testing of new products.

Internationally, gross profit margin decreased to 40.0% for the three months ended September 30, 2010, from 42.1% for the three months ended September 30, 2009, but increased from 43.2% for the nine months ended September 30, 2009, to 45.8% for the nine months ended September 30, 2010. These changes in gross profit margin are primarily the result of changes in the average price per pair sold during the period, due to changes in mix of product sold, and changes in the quantity of pairs sold directly to retailers (at higher margins) versus quantity of pairs sold to distributors.

Selling and Marketing Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Selling & Marketing (in thousands)
Domestic	$403	$553	$1,342	$1,966
International	623	604	2,517	2,458
Consolidated	$1,026	$1,157	$3,859	$4,424

Domestically, selling and marketing expense (excluding commissions and payroll and payroll related expenses) decreased $69,000 to $132,000 for the three months ended September 30, 2010, from $201,000 for the three months ended September 30, 2009, and decreased $243,000, to $478,000 for the nine months ended September 30, 2010, from $721,000 for the nine months ended September 30, 2009. These decreases are primarily due to a decrease in consumer advertising and related costs incurred during the period and cost reduction efforts. Consumer advertising and related costs decreased $58,000 to $8,000 for the three months ended September 30, 2010, from $66,000 for the three months ended September 30, 2009, and decreased $99,000 to $148,000 for the nine months ended September 30, 2010, from $247,000 for the nine months ended September 30, 2009. The decrease in consumer advertising and related costs is the result of management’s decision to focus advertising efforts in the fourth quarter of 2010, during which we plan to advertise both the new Nano and HX2 products on television and regionally in movie theaters. As of September 30, 2010, we have $634,000 in prepaid advertising costs specifically related to the production of these advertisements which we expect to expense in November 2010 through January 2011 when these advertisements run, with the majority of the expense recognized during the fourth quarter of 2010.

Internationally, selling and marketing expense (excluding commissions and payroll and payroll related expenses) decreased $32,000 to $200,000 for the three months ended September 30, 2010, from $232,000 for the three months ended September 30, 2009, primarily due to a decrease in selling expenses which is attributable to overall cost reduction efforts. Selling and marketing expense (excluding commissions and payroll and payroll related expenses) increased $56,000 from $1.1 million for the nine months ended September 30, 2009, to $1.2 million for the nine months ended September 30, 2010, primarily as a result of increased consumer advertising and other marketing related expenses in our German and French markets where we sell directly to retailers, and in the Italian market where we began to sell directly to retailers through an independent agent during the fourth quarter of 2009, offset by a decrease in other marketing and selling expenses attributable to overall cost reduction efforts.

Commissions on domestic sales decreased $92,000, or 58.2%, to $66,000 for the three months ended September 30, 2010, from $158,000 for the three months ended September 30, 2009, and decreased $254,000, or 50.0%, to $254,000 for the nine months ended September 30, 2010, from $508,000 for the nine months ended September 30, 2009. The decrease in commissions is primarily due to the decrease in domestic sales.

Internationally, commissions increased $76,000, or 62.3%, from $122,000 for the three months ended September 30, 2009, to $198,000 for the three months ended September 30, 2010, and increased $230,000, or 57.2%, from $402,000 for the nine months ended September 30, 2009, to $632,000 for the nine months ended September 30, 2010. This increase is primarily due to sales in the Italian market during the three and nine months ended September 30, 2010. During the fourth quarter of 2009, we began to sell directly to retailers in the Italian market through an independent agent who is paid commissions on those sales.

Payroll and payroll related costs attributable to our domestic operations decreased $128,000 to $610,000 for the nine months ended September 30, 2010, from $738,000 for the nine months ended September 30, 2009. For our international operations, payroll and payroll related costs decreased $228,000 to $726,000 for the nine months ended September 30, 2010, from $954,000 for the nine months ended September 30, 2009. These decreases are mainly the result of reduction in headcount. Payroll and payroll related costs attributable to our domestic operations increased $11,000, from $195,000 for the three months ended September 30, 2009, to $206,000 for the three months ended September 30, 2010. For our international operations, payroll and payroll related costs decreased $26,000 to $225,000 for the three months ended September 30, 2010, from $251,000 for the three months ended September 30, 2009.

General and Administrative Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
General & Administrative (in thousands)
Domestic	$1,177	$1,492	$3,904	$4,512
International	1,043	1,000	3,027	2,867
Unallocated	215	456	673	1,844
Consolidated	$2,435	$2,948	$7,604	$9,223

For the three and nine months ended September 30, 2010, consolidated general and administrative expenses (excluding unallocated costs) decreased $272,000 and $448,000, respectively, when compared to the same periods last year. Consulting and related costs decreased $68,000 to $77,000 for the three months ended September 30, 2010, from $145,000 for the three months ended September 30, 2009, and decreased $281,000, to $168,000 for the nine months ended September 30, 2010, from $449,000 for the nine months ended September 30, 2009. These decreases are primarily the result of non-recurring consulting fees in the amount of $105,000 and $268,500 earned during the three and nine months ended September 30, 2009, respectively, by our then interim chief executive officer, offset by an increase/decrease in general consulting services incurred during the three and nine months ended September 30, 2010 when compared to the prior year. Shipping and handling costs, attributable to our domestic operations, decreased $43,000, to $140,000 for the three months ended September 30, 2010, from $183,000 for the three months ended September 30, 2009, and decreased $164,000, to $415,000 for the nine months ended September 30, 2010, from $579,000 for the nine months ended September 30, 2009. This decrease is attributable to decreased sales as well as a reduction in temporary warehousing costs as we reduced our on-hand inventory levels. Shipping and handling costs, attributable to our international operations, for the three months ended September 30, 2010 and 2009 remained consistent at $307,000 and $304,000, respectively, and increased $41,000, from $951,000 for the nine months ended September 30, 2009, to $992,000 for the nine months ended September 30, 2010, primarily as a result of an increase in shipments out of our warehouse in Belgium to our Italian customers.

Insurance costs (excluding directors’ and officers’ insurance which is an unallocated expense) decreased $31,000, to $121,000 for the three months ended September 30, 2010, from $152,000 for the three months ended September 30, 2009, and decreased $104,000, to $337,000 for the nine months ended September 30, 2010, from $441,000 for the nine months ended September 30, 2009. The decrease in insurance costs is attributable to a decrease in sales and lower negotiated insurance rates.

These decreases in costs were offset by an increase in legal fees related to our intellectual property and associated enforcement which increased $30,000, from $252,000 for the three months ended September 30, 2009, to $282,000 for the three months ended September 30, 2010, and increased $310,000, from $697,000 for the nine months ended September 30, 2009, to $1.0 million for the nine months ended September 30, 2010.

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

Litigation Settlements and Related Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Litigation Settlements & Related Costs (in thousands)	$—	$258	$—	$4,087

Litigation settlements and related costs for the three and nine months ended September 30, 2009 are primarily related to the class action lawsuit (filed in August 2007), the shareholders’ derivative lawsuit (filed in October 2007) and the individual lawsuit (filed in May 2008), all relating to our initial public offering in December 2006. These lawsuits were settled during the third and fourth quarters of 2009.

Other (Income) Expense, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Other (Income) Expense (in thousands)
Interest (income) expense, net	$(107)	$(19)	$(287)	$(152)
Other (income) expense, net	(32)	3	(809)	(358)
Exchange (gain) loss, net	(127)	(223)	140	(214)
Other (Income) Expense (in thousands)	$(266)	$(239)	$(956)	$(724)

Interest income (net of interest expense) increased $88,000, from $19,000 for the three months ended September 30, 2009, to $107,000 for the three months ended September 30, 2010, and increased $135,000, from $152,000 for the nine months ended September 30, 2009, to $287,000 for the nine months ended September 30, 2010, primarily due to an increase in interest income earned resulting from increased investment activities offset by interest expense accrued on unrecognized tax benefits.

Other income (net of expense), is primarily the result of settlements of patent and trademark litigations which increased $451,000 from $358,000 for the nine months ended September 30, 2009, to $809,000 for the nine months ended September 30, 2010. During the second quarter of 2010, we settled a potential patent and trademark lawsuit, in the Company’s favor, in the amount of $750,000. Litigation settlement payments related to intellectual property legal matters (whether received by the Company or paid by the Company) are reported as other income (expense). Legal fees related to intellectual property matters and associated enforcement are included in general and administrative expenses.

Gains (losses) resulting from foreign currency transactions are mainly attributable to an intercompany loan due to our U.S. entity from our Belgian entity which must be repaid in U.S. dollars.

Income Taxes

We recognized income tax expense of $150,000 and $445,000 for the three and nine months ended September 30, 2010, representing an effective income tax rate of 185.2% and (133.6%), respectively; compared to an income tax expense of $645,000 for the three months ended September 30, 2009 and an income tax benefit of $1.9 million for the nine months ended September 30, 2009, representing an effective income tax rate of (141.1%) and 31.8%, respectively. Our effective rate differs from the statutory federal rate of 35% primarily due to domestic operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35% as well as for certain other items, such as state and local taxes and non-deductible expenses. While we did not record the benefit of domestic losses for the current year, profits in our Belgian, German and French operations resulted in income tax expense of $343,000 for the nine months ended September 30, 2010, representing an effective income tax rate of 31.3%. We operate in multiple jurisdictions and have seasonality in our business which causes variability in our consolidated effective tax rate during the year.

Liquidity and Capital Resources

Our primary cash need is for working capital, which we generally fund with cash flows from operating activities, and may be impacted by fluctuations in demand for our products, investments in our infrastructure and expenditures on marketing and advertising. At September 30, 2010, we had a total of $32.7 million in cash and cash equivalents and $33.2 million in current investments. Our current investments will mature during the next 12 months and include investments in certificates of deposit ($500,000) and debt securities ($32.7 million).

The Company has established an investment policy, the purpose of which is to establish sound investment guidelines for the ongoing management of the Company’s excess cash and investments. The policy provides guidelines on, among other things, investment term limitations, permitted investments, credit quality, single issuer concentration and corporate debt sector concentrations. In all categories of investments, emphasis is placed on securities of high quality subject to the following quality limitations at the time of investment:

•                  U.S. Treasury and other U.S. Federal Agencies, debentures or mortgages;

•                  $1 NAV money market mutual funds governed by SEC Rule 2a-7;

•                  Commercial Paper (minimum A-1/P-1/F-10); Corporate Notes (minimum A or better): and

•                  Municipal Debt (short-term: minimum A-1/P-1 or equivalent; long term: A or better).

Cash provided by operating activities for the nine months ended September 30, 2010 was $385,000 compared to cash provided of $772,000 for the same period last year. Cash flows from operating activities are comprised of net loss adjusted for non-cash items and changes in operating assets and liabilities. Cash provided by changes in operating assets and liabilities for the first nine months of 2010 was $189,000 compared to cash provided of $6.3 million in the same period last year. Net cash provided of $189,000 for the nine months ended September 30, 2010 was primarily due to the collection of a $2.9 million income tax refund and a reduction in net accounts receivable of $1.4 million due to timing as well as reduced sales. These amounts were partially offset by an increase of $2.0 million in inventories due to increased buying in anticipation of the holiday selling season. These amounts were also partially offset by a payment of $1.2 million for the settlement of an outstanding state tax liability. We expect to receive another tax refund of approximately $3.1 million, as a result of the carryback of the federal net operating loss for 2009 to 2007. We filed our 2009 federal return during the third quarter of 2010 and expect to receive the tax refund related to the loss carryback before year-end. As of September 30, 2010, we have open purchase commitments of $5.1 million for the purchase of inventory, the majority of which will be settled during the fourth quarter of 2010, with the balance settled during the first and second quarters of 2011. Our cash flows provided by and used in operating assets/liabilities is subject to seasonality.

Net cash used in investing activities of $6.7 million, for the nine months ended September 30, 2010, relates primarily to purchases of investments of $26.7 million, offset by proceeds from investments that matured during the period of $20.2 million.

Cash used in financing activities for the nine months ended September 30, 2010, as well as for the nine months ended September 30, 2009, was for payments of our previously acquired goodwill and intangibles associated with the termination of agreements with our former independent distributors in the German and French markets in 2008. As of September 30, 2010, we have outstanding liabilities of $477,000 due to these former independent distributors, $374,000 of which are recorded as a current liability and are expected to be settled during the next 12 months.

We believe our cash flows from operating activities, together with the cash on hand (including cash equivalents) and investments, will be sufficient to meet our liquidity needs and capital expenditure requirements for at least the next 12 months.

Contractual Obligations and Commercial Commitments

Except as disclosed below, there were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

On April 21, 2010 (effective as of May 1, 2010), the Company entered into a Sourcing Agreement (the “Sourcing Agreement”),with TGB, LLC, a New Jersey limited liability company (“TGB”), under which TGB will procure subcontractors to manufacture the Company’s products in accordance with certain specifications and applicable laws. During the term of the Sourcing Agreement, TGB will be the exclusive sourcer of the Company’s currently existing product line of wheeled footwear and all other of the Company’s products, except for products to be manufactured for the Company’s licensees. During the initial term of the Sourcing Agreement, the Company must purchase a minimum of 1,000,000 pairs of product from TGB. The initial term expires on August 31, 2011 and will automatically renew for additional one year periods until either party provides 90 days advance written notice of termination prior to the end of the then applicable term.

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

Vulnerability Due to Customer Concentration / Geographical Concentration

For the three and the nine months ended September 30, 2010, Privee AG Corporation accounted for 33.9% and 22.8% of our net sales, respectively, compared to 20.8% and 19.8% of our net sales for the three and the nine months ended September 30, 2009. Oxylane Group accounted for 10.3% and 12.9% of our net sales for the three and the nine months ended September 30, 2010, respectively, compared to 7.8% and 10.3% of our net sales for the three and the nine months ended September 30, 2009. Privee AG Corporation is the Company’s independent distributor in Japan, and Oxylane Group is a French sporting goods retail chain operating under the name Decathlon.

For the three and the nine months ended September 30, 2010, our French market accounted for 18.0% and 21.6% of our net sales, respectively, compared to 20.8% and 20.3%, for the three and the nine months ended September 30, 2009. Our German market accounted for 10.1% and 14.6% of our net sales for the three and the nine months ended September 30, 2010, respectively, compared to 11.6% and 14.2%, for the three and the nine months ended September 30, 2009.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934) as of September 30, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2010 were effective.

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.   Other Information

None.

Item 6.    Exhibits

Exhibit No.	Description
10.1	Summary of terms of 2010 Management Incentive Plan (which plan is not set forth is any formal plan document).*†

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Thomas C. Hansen, Chief Executive Officer.†

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Craig D. Storey, Chief Financial Officer.†

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.†

*              Management contract or a compensatory plan or arrangement.

†              Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEELYS, INC.

Date: November 12, 2010	By:	/s/ Thomas C. Hansen
Thomas C. Hansen
Chief Executive Officer

HEELYS, INC.

Date: November 12, 2010	By:	/s/ Craig D. Storey
Craig D. Storey
Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Summary of terms of 2010 Management Incentive Plan (which plan is not set forth is any formal plan document).*†

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Thomas C. Hansen, Chief Executive Officer.†

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Craig D. Storey, Chief Financial Officer.†

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.†

*              Management contract or a compensatory plan or arrangement.

†              Filed herewith.