Form 10-K
period 2010-12-31
Heelys, Inc.
filed 2011-03-10
CIK 1373980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of " large accelerated filer," “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐ No  ☒

As of June 30, 2010, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $35.8 million (based upon the closing price for the registrant's common stock on The Nasdaq Stock Market of $2.46 per share). For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 5% of the registrant's common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of March 7, 2011, there were 27,571,052 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2011, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Index

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

Overview

We are a designer, marketer and distributor of innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. Our primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS-wheeled footwear allows the user to seamlessly transition from walking or running to rolling by shifting weight to the heel. Users can transform HEELYS-wheeled footwear into street footwear by removing the wheel. We believe our distinctive product offering and our HEELYS brand is synonymous with a popular lifestyle activity. We were initially incorporated as Heeling, Inc. in Nevada in 2000 and were reincorporated in Delaware in August 2006 and changed our name to Heelys, Inc. Through our general and limited partner interests, we own 100% of Heeling Sports Limited, a Texas limited partnership, which was formed in May 2000. In February 2008, we formed Heeling Sports EMEA SPRL, a Belgium corporation and indirect wholly-owned subsidiary, with offices in Brussels, Belgium, to manage our operations in Europe, the Middle East and Africa. In February 2011, we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary to manage our operations, and to take over the distribution of our products effective March 1, 2011, in Japan.

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

Our Business

We currently offer HEELYS-wheeled footwear in the United States and certain other countries. Heelys-wheeled footwear is protected by numerous patents and trademarks. In 2010, approximately 98% of our net sales were derived from the sale of our HEELYS-wheeled footwear. The remainder of our net sales were derived from the sale of our Nano™ inline footboard and branded accessories, such as replacement wheels.

Index

We sell our products through distribution channels that generally merchandise our products in a manner that we believe enhances and protects our HEELYS brand image. Domestically, our products can be purchased from full-line sporting goods retailers such as Academy and Big 5; and specialty apparel and footwear retailers such as Skechers and Journeys. Our products can also be purchased from select online retailers such as Zappos.com and Amazon.com. During the second quarter of 2010, we began selling certain styles of our products through our website at www.heelys.com. In 2010, 28.4% of our net sales were derived from retailers in the United States.

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

On November 25, 2010, we notified our independent distributor in Japan that we would not be renewing our distributor agreement with them. That distributor agreement terminated on February 28, 2011. In February 2011, we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary to manage our operations, and to take over the distribution of our products effective March 1, 2011, in Japan.

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

HEELYS-wheeled footwear can be classified into the following three categories:

Single-Wheel.     Our single-wheel HEELYS-wheeled footwear has one detachable wheel and are available in various sizes for men, women and children. We offer wheels of various performance capabilities in order to appeal to beginners and advanced users. In addition to offering standard styles, we may collaborate with certain of our retail customers to develop HEELYS-wheeled footwear styles that these retail customers have the exclusive rights to sell. These special make-up programs enable these accounts to differentiate their HEELYS-wheeled footwear product offerings and allow us to broaden our product range.

Two-Wheel.     Our two-wheel HEELYS-wheeled footwear includes two detachable wheels, are designed for novice users and are offered only in children's sizes. The two-wheel HEELYS-wheeled footwear has been sold primarily in Japan; however, in 2010 we started selling this product domestically through key retailers and through our website.

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

Index

Our product development efforts include both incremental improvements to our existing products and entirely new technologies aimed at increasing the overall visual appeal and product function while simultaneously lowering our production costs.

Sales

We control the distribution of our products in an effort to protect our HEELYS brand and maintain our targeted price points. We sell our products domestically directly to retail customers and internationally we have traditionally sold our products through independent distributors. During 2008, we opened an office in Belgium to focus on expanding our international opportunities by working more closely with our distributors, establishing relationships with distributors in new international markets and, in select markets, selling our products direct to retail customers.  In February 2011, we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary to manage our operations, and to take over the distribution of our products effective March 1, 2011, in Japan.

During the second quarter of 2010, we began selling certain of our products directly to consumers through our website at www.heelys.com.

Currently, we do not sell our products to traditional mass merchants or, other than the limited amount of sales through our website, directly to consumers. We sold certain styles to select discount retailers in order to reduce our inventory levels and dispose of excess inventory in 2009. Sales to discount retailers declined in 2010 due to our lower inventory levels.

Domestic Sales

Our products are sold through retail customers, including a variety of full-line sporting goods retailers, specialty apparel and footwear retailers, family footwear stores and select online retailers. We attempt to choose retail customers who appeal to our target market and who are able and willing to merchandise our products in a manner we believe is consistent with our brand message and positioning. Academy, Big 5, Kids Footlocker, Journeys, Zappos.com and Amazon.com are examples of our domestic retail customers. In 2010 and 2009, our domestic net sales were $8.6 million and $15.2 million respectively, representing 28.4% and 34.6% of our total net sales, respectively.

We actively manage our domestic distribution by controlling the number of stores in which HEELYS-wheeled footwear is sold. In 2008, we elected to reduce the number of stores offering Heelys to better balance supply and demand.

We are committed to providing the highest levels of service to our retail customers. Historically, our domestic retail accounts have been served by a national sales force of sales representatives employed by independent sales agencies, with each independent sales agency being assigned an exclusive territory and compensated on a commission basis. In 2011, our domestic retail accounts will be served by a national sales force of sales representatives employed by a single independent sales agency. Our external sales force is responsible for substantially all of our domestic sales.

International Sales

As of December 31, 2010, we offered our products internationally through 25 independent distributors, each of which has exclusive rights to a designated territory. In 2010, our largest international territory managed by an independent distributor was Japan, which accounted for 17.7% of our total net sales. We select our independent distributors based on their relationships with appropriate retailers, their ability to effectively represent the HEELYS brand and their execution of our distribution strategy. In order to maintain a consistent brand image throughout the world, we provide marketing, distribution and product training support to our independent distributors. Each distributor must generally meet minimum sales goals and is responsible for funding its local marketing campaigns, maintaining its own inventory and providing sufficient sales, distribution and customer service infrastructure.

During the first quarter of 2008, we opened an office in Belgium, with branch offices in Germany and France, in order to focus on expanding our international opportunities by working more closely with our distributors, establishing relationships with distributors in new international markets and, in select markets, selling our products direct to retail customers. We took over the distribution of our products in Germany and Austria (the German market), effective April 1, 2008, and in France, Monaco and Andorra (the French market), effective May 1, 2008. In 2010, our German and French markets accounted for 12.4% and 21.4% of our net sales, respectively. In 2009, our German and French markets accounted for 14.4% and 19.8% of our net sales, respectively.

In February 2011, we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary to manage our operations, and to take over the distribution of our products effective March 1, 2011, in Japan.

In 2010 and 2009, our international net sales were $21.8 million and $28.6 million, respectively, accounting for 71.6% and 65.4% of our total net sales, respectively. We believe international distribution represents a growth opportunity for us that we intend to take advantage of by encouraging our existing distributors to expand their market presence, by establishing relationships with distributors in new international markets and, in select markets, selling our products direct to retail customers.

Index

In our international markets we employ third party distributors in most countries and they have their own direct and independent sales representatives. In our German and French markets, where we sell directly to retailers, we sell our products through independent sales representatives. In our Japanese market, where we began to sell directly to retailers effective March 1, 2011, we sell our products through employed sales staff.

Principal Customers

In 2010, Privee AG Corporation and Oxylane Group accounted for 17.7% and 11.9% of our net sales, respectively. In 2009, AG Corporation and Oxylane Group accounted for 17.5% and 10.9% of our net sales, respectively. Privee AG Corporation (“Privee”) was the Company's independent distributor in Japan, and Oxylane Group is a French sporting goods retail chain operating under the name Decathlon.

On November 25, 2010, we notified Privee  that we would not be renewing our distributor agreement with them, which terminated on February 28, 2011. Sales to Privee decreased $2.2 million, or 29.4%, to $5.4 million in 2010, from $7.6 million in 2009. In February 2011, we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary to manage our operations, and to take over the distribution of our products effective March 1, 2011, in Japan.

No other retail customer or independent distributor accounted for 10% or more of our net sales in either of fiscal years 2010 or 2009.

Marketing

Our marketing strategy is to position our products and the HEELYS brand to represent a lifestyle that allows our consumers to have Freedom and Fun with the sense that they are Fearless, providing them a sense of excitement and individuality. We utilize a multi-faceted strategy to promote awareness of and generate demand for the HEELYS brand. This strategy includes a mix of mass advertising, point-of-purchase, or "POP," displays, product placement, targeted licensing agreements and partnerships, public relations, celebrity/influential product trials and experiential marketing activities. While we fund the cost of these activities domestically, as well as in our direct distribution international markets, our international independent distributors are solely responsible for these costs in their respective markets.

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

Point-of-Purchase Displays

Many of our retail customers have committed valuable floor space to HEELYS branded POP displays. When the opportunity presents itself, we supply custom POP solutions that best fit both our needs and those of our retail customers. Through the use of these POP displays, we are able to present the HEELYS brand message to consumers in a consistent manner and sometimes increase our shelf space in our retail customers' locations. Currently, POP displays are primarily used in our German and French markets where we sell directly to retailers. We are in the process of developing these types of displays for greater consumer engagement with our product.

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

Index

Website

We recently redesigned and upgraded the www.heelys.com website to provide a more interesting, informative and fun site for the online community of HEELYS users. The redesigned website allows HEELYS to have an on-line store for select products. In addition, the redesigned and upgraded website allows us to advertise one main URL, to have a global look and feel to let our international offices modify language and specific product information while keeping the same branded look that allows our consumers to choose their country and language.

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

Effective May 1, 2010, we entered into an agreement with TGB, LLC, a New Jersey limited liability company (“TGB”), under which TGB is obligated to procure subcontractors to manufacture our products in accordance with certain specifications and applicable laws. Subject to the exceptions set forth in the agreement, during the term of the agreement, TGB will be the exclusive sourcer of our shoe products.

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

In February 2011, we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary to manage our operations, and to take over the distribution of our products effective March 1, 2011, in Japan. We will use a third-party distribution facility in Japan to help facilitate fulfillment of orders to our retail customers in Japan.

To allow us to better plan our production volume with our manufacturers, we offer our retail customers discount incentives to place advance orders. Historically, we received most of our orders three to four months in advance of the scheduled delivery dates. Our retail customers have been, and continue to be, cautious when placing orders and have shifted towards shorter lead times and at-once inventory purchases. This has transferred more of the risk of purchasing and carrying inventory to us. We seek to manage our inventory risk by monitoring available sell-through data and seeking input on anticipated consumer demand from our retail customers.

Intellectual Property—Patents and Trademarks

We have both domestic and international patent coverage for the technology incorporated in our HEELYS-wheeled footwear and own more than 87 issued patents and pending patent applications in more than 25 countries, of which more than 55 are related to wheeled footwear. Our first patent was a method patent that was issued in June 2002 and includes coverage for wheeled footwear, including HEELYS-wheeled footwear, with a wheel in the heel that allows the user to transition from walking or running to rolling by shifting weight to at least one wheel in the heel. We also own a variety of trademarks, with more than 110 registered and pending trademarks with rights in more than 60 countries.

Index

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

Employees

As of December 31, 2010, we employed a total of 43 full-time employees. We are not a party to any labor agreements and none of our employees are represented by a labor union.

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

Information Technology Systems

Our information technology systems are designed to provide us with, among other things, comprehensive order processing, production, accounting and management information for the sourcing, importing, distribution and marketing aspects of our business. We maintain an EDI system that provides a computer link between us and certain of our customers, which enables us to monitor their purchases, inventory and retail sales and also improves our efficiency in responding to their needs. Although we believe our information technology systems are sufficient to meet our current needs, in 2011 we intend to migrate our information technology systems, located in our Texas headquarters, from Microsoft Solomon to Microsoft Navision. Our Belgian operations are currently, and our operations in Japan will be, operating on the Microsoft Navision platform. We believe having all of our operations on the same platform will allow for more seamless sharing of information and implementation of standardized best practices for our industry and software platform. However, we will continue to assess the need to expand and upgrade our information technology systems to support actual or expected future needs.

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

Backlog

Historically, we received most of our orders three to four months prior to the date the products were shipped to customers. At December 31, 2010, our backlog was approximately $4.9 million, compared to approximately $3.6 million at December 31, 2009. Although generally these orders are not subject to cancellation prior to the date of shipment, cancellations have and may continue to occur. In the current economic environment, our retail customers are being cautious when placing orders and have shifted towards shorter lead times and at-once inventory purchases. For a variety of reasons, including the timing of release dates for our product offerings, shipments, order deadlines and receipt of orders, backlog may not be a reliable measure of future sales and may not be comparable from one period to another.

Index

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

In 2010 and 2009, we generated approximately 98% of our net sales from our HEELYS-wheeled footwear and we expect to continue to depend upon HEELYS-wheeled footwear for substantially all of our net sales in the foreseeable future. Because we are currently dependent on a single line of products, factors such as changes in consumer preferences may have a disproportionately greater impact on us than if we offered multiple product categories. If consumer interest in HEELYS-wheeled footwear or wheeled sports activity products in general continues to decline, we would likely experience a further loss of sales, cancellation of orders from customers, loss of customers, excess inventories, higher reserves for marketing discretionary fund assistance, increased reserves for inventory returns, inventory markdowns and discounts to our retail customers, deterioration of our brand image, and lower revenues and gross and operating margins, as a result of price reductions and may be forced to liquidate excess inventories at a discount, any or all of which would have a material adverse impact on our business and operations. There can be no assurance our products will hold long-term consumer appeal.

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

Index

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

A downturn in the economy and adverse trends in retailing could have a material adverse effect on our results of operations.

In the current economic environment, consumer confidence is low resulting in a reduction in discretionary consumer spending. When discretionary consumer spending is reduced, purchases of our products may decline. We have noticed caution from our retail customers and this may continue to result in lower than expected orders by some of our customers. Continued uncertainties regarding future economic prospects could have a material adverse effect on our results of operations. An economic slowdown in any of our major markets could adversely affect the demand for our products and pressure our gross margins due to, among other potential factors, higher promotional spending, recessionary economic cycles, higher interest borrowing rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect consumer spending or buying habits. Reduced sales by some of our retail customers or independent distributors, along with the possibility of their reduced access to, or inability to access, the credit markets, may result in various retailers or independent distributors experiencing significant financial difficulties. Financial difficulties of retail customers could result in reduced sales to those customers or could result in store closures, bankruptcies or liquidations. Higher credit risk relating to receivables from retail customers experiencing financial difficulty may result. An economic downturn in any of our major markets or continued uncertainties regarding future economic prospects could have a material adverse effect on our results of operations.

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

Our success is dependent upon the willingness and ability of our retail customers to market and sell our products to consumers, as well as the success of our independent distributors in developing foreign markets for our products. For the year ended December 31, 2010, Privee AG Corporation (formerly AG Corporation) and Oxylane Group accounted for approximately 17.7% and 11.9% of our net sales, respectively. For the year ended December 31, 2009, AG Corporation and Oxylane Group accounted for approximately 17.5% and 10.9% of our net sales, respectively. Privee AG Corporation was the Company's independent distributor in Japan, and Oxylane Group is a French sporting goods retail chain operating under the name Decathlon. No other retail customer or independent distributor accounted for 10% or more of our net sales in either of these periods. If any of these or our other significant retail customers or independent distributors were to experience financial difficulties, reduce the quantity of our products it sells, discount the retail sales price, request markdown assistance or additional marketing assistance, or stop selling our products, our financial condition and results of operations could be adversely affected.

Index

On November 25, 2010, we notified Privee AG Corporation that we would not be renewing our distributor agreement with Privee AG Corporation, which terminated on February 28, 2011. In February 2011, we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary to manage our operations, and to take over the distribution of our products effective March 1, 2011, in Japan.

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

We sell our products through a mix of retail customers. Although we do not currently anticipate material changes in the mix of our retail customers, any such changes could adversely affect our gross margin and could negatively affect both our brand image and our reputation with our consumers. A negative change in our gross margin or our brand image and acceptance could have a material adverse effect on our results of operations and financial condition. Additionally, in the second quarter of 2010 we started selling certain of our products directly to consumers via our website which may alienate certain of our retail customers and result in reduced sales to our retail customers. Reduced sales to our retail customers could have an adverse impact on our financial condition and results of operations.

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

Because we outsource all of our manufacturing to a limited number of independent manufacturers, we may face challenges in maintaining a sufficient supply of products to meet demand for our products or experience interruptions in our supply chain. Any shortfall in the supply of our products may decrease our net sales and have an adverse impact on our customer relationships and results of operations.

All of our products are produced by independent manufacturers with which we do not have long-term contracts. As such, any of them could unilaterally terminate its relationship with us or increase the prices it charges us at any time. Four independent manufacturers now produce all of our HEELYS-wheeled footwear. Consequently, if any such manufacturers close, stop producing merchandise for us or greatly increase prices, it could result in delayed deliveries to our retail customers, could adversely affect our revenue and results of operations, and could require the establishment of new manufacturing relationships, which could require significant additional time and expense.

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

Index

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

Our sourcing agreement, effective May 1, 2010, requires us, subject to certain exceptions set forth in the sourcing agreement, to source all of our HEELYS-wheeled footwear product through a third party. That third party is responsible for procuring subcontractors to manufacture our products and for paying the subcontractors for the products manufactured for us. Consequently, if our third party sourcing agent engages new manufacturing subcontractors or if our third party sourcing agent or any of its subcontractors close, stop producing merchandise for us or greatly increase prices, it could result in delayed deliveries to our retail customers, could adversely affect our revenue and could require the establishment of new manufacturing relationships, which could require significant additional time and expense.

Our distribution efforts internationally involve inherent risks which could result in harm to our business.

During 2008, we opened an office in Belgium to focus on expanding our international opportunities by working more closely with our distributors, establishing relationships with distributors in new international markets and, in select markets, selling our products direct to retail customers. In February 2011, we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary to manage our operations, and to take over the distribution of our products effective March 1, 2011, in Japan. Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends upon the proper operation of our distribution model and the development of additional distribution capabilities. This distribution model is subject to a number of risks, including greater difficulties in staffing and managing foreign operations, unexpected changes in regulatory practices and tariffs, longer collection cycles, seasonality, potentially subjecting our operations to taxes in additional jurisdictions, potential changes in export and tax laws and other risks and uncertainties inherent in doing business outside of the United States. This distribution model may also adversely impact our relationship with our independent distributors.

Because our products are manufactured in Asia, because we operate offices internationally, and because a portion of our sales activities occur outside of the United States, we are subject to international business, political, operational, financial and economic risks that could adversely affect our net sales and results of operations.

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

Index

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

We pay for our products and our independent distributors pay us in U.S. dollars. International sales accounted for approximately 71.6% and 65.4% of our net sales in 2010 and 2009, respectively. If the U.S. dollar strengthens compared to the currency in the foreign markets where our products are sold, our products will be more expensive in those markets making them less attractive to consumers. If the U.S. dollar significantly weakens compared to the currency in the foreign markets where our products are produced, our manufacturers could increase the prices they charge us for our products, which could reduce our profitability. There can be no assurance that we can effectively mitigate our foreign exchange risk.

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

In February 2011, we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary to manage our operations, and to take over the distribution of our products effective March 1, 2011, in Japan. We will be exposed to similar gains and losses, as we do with our Belgian subsidiary, resulting from the effect of fluctuations in the foreign currency exchange rate between the U.S. dollar (our reporting currency) and the Japanese Yen (the functional currency of our Japanese subsidiary). Similar to our Belgian subsidiary, there will be an intercompany loan due to our U.S. entity from our Japanese subsidiary. This intercompany loan will be denominated in U.S. dollars as opposed to the Japanese Yen. If the U.S. dollar strengthens against the Yen, a loss would be recognized, but if the U.S. dollar weakens against the Yen, a gain would be recognized. This impact would be recorded in other income and expense.

We translate the revenues and expenses of our foreign subsidiaries at the average rate of exchange during the applicable period. As a result, the reported revenues and expenses of our Belgian and Japanese subsidiaries would decrease if the U.S. dollar increased in value in relation to the Euro and Yen.

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

Since early 2008, we have had significant turnover in our executive officers. In February 2008, Michael G. Staffaroni, our Chief Executive Officer since 2001, and Charles D. Beery, our Senior Vice President—Global Sales since 2001, resigned. In April 2008, Patrick F. Hamner, our Senior Vice President, resigned and entered into a consulting agreement with us which terminated in June 2010. In May 2008, Michael W. Hessong, our Chief Financial Officer resigned and our Board of Directors elected Donald K. Carroll as our Chief Executive Officer. In February 2009, Mr. Carroll resigned as Chief Executive Officer and Mr. Hessong returned as our interim Chief Executive Officer. In July 2009, our Board of Directors elected Thomas C. Hansen to serve as our Chief Executive Officer. In June 2010, Lisa K. Peterson, our Chief Financial Officer resigned and our Board of Directors appointed Craig D. Storey as our Chief Financial Officer.

We rely on our independent sales representatives, and if our relationship with our representatives was terminated, it could result in reduced sales of our products.

Historically, we sold substantially all of our products domestically through a national sales force of independent sales representatives who were employed by independent sales agencies. In 2011, our domestic retail accounts will be served by a national sales force of sales representatives employed by a single independent sales agency. In our German and French markets, where we sell directly to retailers, we sell our products through independent sales representatives. In our Japanese market, where we began to sell directly to retailers effective March 1, 2011, we sell our products through employed sales staff. We rely on independent sales representatives to provide new customer prospects and market our products to our retail customers. Our independent sales representatives generally do not sell our products exclusively and may terminate their relationships with us at any time with limited notice. Our ability to maintain and increase our sales depends in large part on our success in maintaining relationships with our independent sales representatives on commercially reasonable terms. Any failure to maintain and develop new satisfactory relationships with independent sales representatives, or any failure of our independent sales representatives to effectively market our products, could adversely affect our sales.

Index

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

Various places of business and other institutions, such as shopping malls and schools, have imposed bans on the use of our HEELYS-wheeled footwear due to public safety and liability concerns. If the number of businesses and other institutions imposing such bans increases in the future, consumers could find our HEELYS-wheeled footwear less appealing, which could adversely affect our net sales and results of operations.

If our products fail to comply with U.S. consumer product laws, it could materially affect our gross margin and results of operations.

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

Due to the inherent risk of injury related to the use of our products, our business exposes us to claims for product liability and warranty claims if our products actually or allegedly fail to perform as expected, or the use of our products results or is alleged to result in personal injury, disability or death. There can be no assurance we will be able to successfully defend or settle the product liability claims and lawsuits to which we are, and in the future may be, subject.

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

If any of our products are or are alleged to be defective, we may be required to recall that product. Any product recall could cause us to incur substantial cost, and irreparably harm our relationships with our customers and brand image, which could adversely affect our business.

If our new products are not accepted by our customers or if we are unable to maintain our margins, it could materially affect our financial performance.

As is typical with new products, market acceptance of our new products is uncertain and achieving market acceptance may require substantial marketing efforts and expenditures. We also cannot assure that our new products will have the same or better margins than our current products. The failure of the new products to gain market acceptance or our inability to maintain our current product margins with the new products could adversely affect our business, financial performance and brand image.

Index

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

We sell our products to sporting goods retailers, specialty apparel and footwear retailers, and family footwear stores in an effort to maintain a high-quality image for our HEELYS brand and targeted price points for our products. In addition, in 2010 we continued to sell certain styles of our product to discount retailers in order to sell excess inventory. If we choose to distribute to mass merchants in the future, it could negatively affect our HEELYS brand image and our reputation with consumers, which could adversely affect our results of operations and financial condition.

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

Index

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

Disruptions to our information technology systems could adversely affect our ability to operate effectively.

In 2011, we intend to migrate our information technology systems, located in our Texas headquarters, from Microsoft Solomon to Microsoft Navision. Our Belgian operations are currently, and our operations in Japan will also be, operating on the Microsoft Navision platform. We are a highly automated business and disruption in, or failure of, our information technology systems could cause delays in completing sales. If we experience difficulties or disruptions in our information technology systems or experience system failures, for any reason, including acts of God, terrorism, or if we are unable to successfully modify or upgrade our information technology systems to respond to changes in our business, our ability to operate effectively and our internal controls could be adversely affected.

We may have difficulty identifying and successfully integrating acquisitions into our business and any acquisitions we make could result in adverse consequences.

As part of our business strategy we may make acquisitions. The pursuit of acquisitions may divert the attention of management and cause us to incur significant expenses identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

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

The market price of our common stock has fluctuated significantly in the past and may fluctuate significantly in the future. Volatility in the trading price of our common stock may prevent you from being able to sell your shares of our common stock at prices equal to or greater than your purchase price. Such fluctuations may be influenced by many factors, many of which are outside of our control, including:

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry;

•	the public's reaction to our press releases, other public announcements and filings with the SEC;

•	changes in earnings estimates or recommendations by research analysts who track our common stock or the stock of other companies in our industry;

•	strategic actions by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in general economic conditions in the United States and global economies or financial markets, including such changes resulting from war or acts of terrorism; and

Index

•	sales of our common stock.

In addition, in recent years the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the trading price of securities issued by many companies, including companies in our industry. The changes frequently occur irrespective of the operating performance of the affected companies. Hence, the trading price of our common stock could fluctuate based upon factors that have little or nothing to do with our business.

Existing stockholders significantly influence our corporate governance.

As of December 31, 2010, our executive officers, key employees, directors and their affiliates beneficially owned, in the aggregate, approximately 35% of our outstanding common stock. In addition, Capital Southwest Venture Corporation, or "CSVC," which owns approximately 33.8% of our common stock, has the contractual right to designate (i) two nominees for director to be included in management's slate of director nominees, so long as it owns at least 15% of the outstanding shares of our common stock, and (ii) one such nominee so long as it owns at least 10%, but less than 15%, of the outstanding shares of our common stock. CSVC's parent company is Capital Southwest Corporation ("CSC"). The Chairman of our Board of Directors is the President and CEO of CSC. In addition, one of our directors is a Vice President of CSC. As a result, through its designees, CSVC may significantly influence our corporate governance.

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

SEC rules require, as a publicly traded company, that we file periodic reports containing our financial statements within a specified time following the completion of quarterly and annual periods. We may experience difficulty in meeting the SEC's reporting requirements. Any failure by us to file our periodic reports with the SEC in a timely manner could harm our reputation and reduce the trading price of our common stock and cause sanctions or other actions to be taken by the SEC. As a public company we incur significant legal, accounting, insurance and other expenses.

We may identify deficiencies which would have to be remediated to satisfy the SEC rules for certification of our internal control over financial reporting. As a consequence, we may have to disclose in periodic reports we file with the SEC material weaknesses in our system of internal controls. The existence of a material weakness would preclude management from concluding that our internal control over financial reporting is effective. In addition, disclosures of this type in our SEC reports could cause investors to lose confidence in our financial reporting and may negatively affect the trading price of our common stock. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our disclosure controls and procedures or internal control over financial reporting it may negatively impact our business, results of operations and reputation.

Index

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Properties

We lease our corporate headquarters, an approximately 48,400 square-foot facility located in Carrollton, Texas, consisting of approximately 34,500 square feet of warehouse space and approximately 13,900 square feet of office space. Our lease expires in August 2015, but we have two five-year extension options.

On May 1, 2008 our Belgian subsidiary entered into an operating lease for office space in Brussels, Belgium for nine years with the option to terminate the lease at the end of each three-year period.

On April 1, 2008 our Belgian subsidiary entered into an operating lease for office space in Munich, Germany for three years with an automatic renewal at the end of the initial three year lease, unless six months notice is provided. This lease has been renewed for a period of one year from April 1, 2011 through March 31, 2012.

On May 1, 2008 our Belgian subsidiary entered into an operating lease for office space in Annecy, France for nine years with the option to terminate the lease at the end of each three year period. This lease was not terminated at the end of the original three year period.

On March 1, 2011, our Japanese subsidiary entered into an operating lease for office space in Tokyo, Japan for two years with an automatic renewal at the end of the initial two year lease, unless six months notice is provided.

We believe our existing facilities are adequate to meet our current requirements.

Item 3.  Legal Proceedings

Due to the nature of the Company's products, from time to time the Company has to defend against personal injury and product liability claims arising out of personal injuries that allegedly are suffered using the Company's products. To date, none of these claims has had a material adverse effect on the Company. The Company is also engaged in various claims and legal proceedings relating to intellectual property matters, especially in connection with enforcing the Company's intellectual property rights against the various third parties importing and selling knockoff products domestically and internationally. Often, such legal proceedings result in counterclaims against the Company that the Company must defend. The Company believes none of the pending personal injury, product liability or intellectual property legal matters will have a material adverse effect on the Company's financial position, cash flows or results of operations.

Index

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on The Nasdaq Capital Market under the stock symbol "HLYS." As of March 7, 2011, there were approximately 141 holders of record of our common stock. The following table sets forth the range of high and low market prices for the common stock during the years ended December 31, 2010 and 2009.

2010	High	Low
First Quarter	$2.55	$2.08
Second Quarter	$2.97	$2.31
Third Quarter	$2.75	$2.14
Fourth Quarter	$3.63	$2.37

2009	High	Low
First Quarter	$2.49	$1.10
Second Quarter	$2.80	$1.42
Third Quarter	$2.91	$1.67
Fourth Quarter	$2.64	$2.01

Dividends

Other than a special cash dividend paid on December 22, 2008, we have not paid any dividends. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our outstanding indebtedness, earnings, capital requirements, financial condition and future prospects, applicable Delaware law, which provides that dividends are only payable out of surplus or net profit for the then current and immediately preceding fiscal years, and other factors that our board of directors may deem relevant. Future agreements governing our borrowings, and the terms of any preferred stock we may issue in the future, will also likely contain restrictive covenants prohibiting us from paying dividends.

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

The net proceeds to us from the offering were approximately $58.8 million, after deducting underwriting discounts and commissions and other expenses incurred in connection with the offering. As of December 31, 2010, we had used $8.5 million of these proceeds to repay amounts outstanding under our revolving credit facility and $27.7 million for working capital purposes ($8.5 million in December 2006, $19.2 million in 2007), and $8.6 million in 2008 to expand our international operations.

No proceeds were used in 2010 or in 2009. We intend to use the remaining proceeds to fund potential acquisitions, market expansion, infrastructure improvements, working capital needs and other general corporate purposes.

Unregistered Sales of Equity Securities

During the period covered by this Annual Report on Form 10-K, we did not sell or issue any unregistered equity securities.

Repurchases

None.

Index

Securities Authorized for Issuance under Equity Compensation Plans

The Company has reserved 2,972,725 shares of common stock subject to its 2006 Stock Incentive Plan, as amended and restated effective May 20, 2010, or the "2006 Plan," and had 782,716 shares remaining available at December 31, 2010 that may be granted to employees, consultants and nonemployee directors of the Company. The 2006 Plan is administered by the compensation committee of the Company's board of directors, which selects the persons to whom awards will be granted, determines the number of shares to be subject to each grant and prescribes the other terms and conditions of each grant and the vesting schedule. Unless specifically provided otherwise in an individual award agreement under the 2006 Plan, if a change in control of the Company, as defined by the 2006 Plan, occurs, (a) all of the options issued under the 2006 Plan will accelerate and become fully vested and exercisable and (b) the forfeiture restrictions under the restricted unit award agreement may lapse and the unvested restricted stock units may become vested and released from the forfeiture restrictions under such award only if the change in control constitutes a “change in control” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended.

Our board of directors and stockholders approved our 2006 Plan and we do not have any other equity based plans.

The following table provides information regarding the number of shares of our common stock that may be issued upon exercise of outstanding stock options or vesting of restricted stock units under the 2006 Plan as of December 31, 2010.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,647,832	(1)	$3.76	(2)	782,716
Equity compensation plans not approved by security holders	—		$—		—
Total	1,647,832		$3.76		782,716

(1)
Includes up to 127,119 shares issuable on vesting of outstanding restricted stock units at the end of the performance period May 1, 2010 to December 31, 2012 if the maximum performance goals for the performance years January 1, 2011 to December 31, 2011 and January 1, 2012 to December 31, 2012 are achieved.

(2)	Calculation of weighted-average exercise price does not include restricted stock units because they have no exercise price.

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

Index

Overview

We are a designer, marketer and distributor of innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. Our primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS-wheeled footwear allows the user to seamlessly transition from walking or running to rolling by shifting weight to the heel. Users can transform HEELYS-wheeled footwear into street footwear by removing the wheel. In 2010, approximately 98% of our net sales was derived from the sale of our HEELYS-wheeled footwear. The remainder of our net sales was derived from the sale of our Nano™ inline footboard and branded accessories, such as replacement wheels. We introduced HEELYS-wheeled footwear in 2000, and for several years our domestic sales were concentrated with one large, national specialty retailer. Although we initially focused on driving our domestic sales growth, we also established relationships with independent distributors in Japan, South Korea and Southeast Asia. As a result, the sources of our net sales were largely concentrated and we were susceptible to customer-specific and region-specific factors. This concentration caused variability in our results of operations. Since that time, we have diversified our retail customer base in the United States by widening our distribution to include full-line sporting goods retailers, specialty apparel and footwear retailers, family footwear stores and select online retailers. We have also expanded our international distribution channels to mitigate this concentration. Historically, our products have been sold to independent distributors with exclusive rights to specified international markets. During 2008, we opened an office in Belgium to focus on expanding our international opportunities by working more closely with our distributors, establishing relationships with distributors in new international markets and, in select markets, selling our products direct to retail customers. Effective March 31, 2008 and April 30, 2008, respectively, we entered into agreements with our former distributor in Germany and Austria (German market) and our former distributor in France, Monaco and Andorra (French market) whereby we terminated their rights to distribute our products in their specified markets. Our Belgian subsidiary took over the distribution of our products in the German market effective April 1, 2008 and in the French market effective May 1, 2008. In February 2011, we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary to manage our operations, and to take over the distribution of our products effective March 1, 2011, in Japan.

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

General

Net Sales

Net sales represent primarily sales of HEELYS-wheeled footwear, less an estimated reserve for sales returns, allowances (including certain allowances for marketing, promotion and advertising support) and discounts. The remainder of our net sales was derived from the sale of our Nano™ inline footboard and branded accessories, such as replacement wheels. Amounts billed to customers for shipping and handling are included in net sales.

We sell our products through distribution channels that generally merchandise our products in a manner that we believe enhances and protects our HEELYS brand image.

Domestically, our products can be found in full-line sporting goods retailers, specialty apparel and footwear retailers, family footwear stores and select online retailers. For 2010, 28.4% of our net sales were derived from domestic retail customers.

Index

Internationally, our products are sold primarily to independent distributors with exclusive rights to specified markets. During 2008, we opened an office in Belgium to focus on expanding our international opportunities by working more closely with our distributors, establishing relationships with distributors in new international markets and, in select markets, selling our products direct to retail customers. We took over the distribution of our products in Germany and Austria (German market), and in France, Monaco and Andorra (French market) during 2008. In 2010, our German and French markets accounted for 12.4% and 21.4% of our net sales, respectively. Additionally, during 2008, our subsidiary in Belgium became responsible for sales to our independent distributors in Europe, the Middle East and Africa, (“EMEA”). In February 2011, we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary to manage our operations, and to take over the distribution of our products effective March 1, 2011, in Japan. Prior to then, our products were sold through an independent distributor.

In 2010, Privee AG Corporation accounted for 17.7% of our net sales; and Oxylane Group accounted for 11.9% of our net sales. Privee AG Corporation was the Company's former independent distributor in Japan. Oxylane Group is a French sporting goods retail chain operating under the name Decathlon. No other retail customer or independent distributor accounted for 10% or more of our net sales during 2010.

Sales to our customers in the German and French markets are denominated in Euro. Sales to our independent distributors in the other EMEA countries are denominated in U.S. dollars. Sales to our independent distributors in non-EMEA markets continue to be processed at our office in Carrollton, Texas and denominated in U.S. dollars. Sales to our customers in the Japanese market, where we began to sell direct to retailers effective March 1, 2011, are denominated in the Japanese Yen. Payments are required to be made in the same currency as invoiced.

Cost of Sales and Gross Profit

Cost of sales consists primarily of the cost to purchase finished products from our independent manufacturers. Cost of sales also includes shipping and handling costs that are directly attributable to the procurement of inventory, including inbound freight, and inventory reserves for shrinkage and write-downs.

We source all of our products from manufacturers located in China. Our product costs are largely driven by the prices we negotiate with our independent manufacturers. Each season, we negotiate a unit price for each model of HEELYS-wheeled footwear. Factors that influence these prices include raw materials, labor costs and foreign exchange rates. We believe our sourcing model allows us to minimize our capital investment, retain production flexibility, cost-effectiveness and scalability inherent in the use of independent manufacturers and focus our resources on developing new products and enhancing our HEELYS brand image.

Effective May 1, 2010, we entered into an agreement with TGB, LLC, a New Jersey limited liability company (“TGB”), under which TGB is obligated to procure subcontractors to manufacture our products in accordance with certain specifications and applicable laws. Subject to the exceptions set forth in the agreement, during the term of the agreement, TGB will be the exclusive sourcer of our shoe products.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of wages and related payroll and employee benefit costs, sales and marketing expenses, advertising costs, travel and insurance expenses, shipping and handling costs that are not directly attributable to the procurement of inventory, product development costs, costs to enforce our intellectual property rights, depreciation, amortization, professional fees, facility expenses and costs associated with operating as a public company.

Generally accepted accounting principles require the measurement of compensation cost of stock-based compensation awards based on the estimated fair value of that award on the date of grant. For stock options, we recognize this compensation cost using the straight-line method over the period during which the employee is required to provide service in exchange for the award. No compensation cost is recognized for stock option awards for which the employee does not render the required service. If the requisite service is not provided, previously recognized compensation cost is reversed. For all stock option awards granted to-date, the requisite service period is the same as the vesting period of the award. For restricted stock units (designated as performance awards), we recognize compensation cost using the straight-line method over the performance period. The amount of compensation cost recognized is based upon the estimated number of restricted stock units expected to be earned. The Company reassesses this estimate at each reporting period and adjusts the total amount of compensation expense to be recognized accordingly.

Index

Our selling, general and administrative expenses may increase in future periods as we hire additional personnel, develop our infrastructure, increase our brand recognition through marketing, increase our product development efforts, secure and enforce our intellectual property rights and incur expenses associated with operating as a public company.

During the first quarter of 2011, we began to sell directly to retailers in Portugal and Spain through an independent agent who is paid commissions on those sales. As a result, our selling expenses will increase. Additionally, because sales to these retailers would be fulfilled out of our warehouse in Belgium, we expect shipping and handling costs, which are included in general and administrative expense, will also increase. Because we generally are able to charge higher unit prices to international retail customers than we charge our independent distributors for similar products we expect there to be a positive impact on our gross profit margin.

Income Taxes

We operate through Heeling Sports Limited, a Texas limited partnership, and as such we are subject to Texas franchise taxes on gross margin sourced to the State of Texas. In addition, the Company is subject to income taxes in certain other states as a result of business activities being performed in those states. In 2008, the Company formed a subsidiary in Belgium, with branch offices in Germany and France, to function as the headquarters for sales operations for Europe, the Middle East and Africa. As a result, we have been subject to income tax in Belgium, Germany and France since 2008 and so long as we have operations in these jurisdictions. In February 2011, we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary to manage our operations, and to take over the distribution of our products effective March 1, 2011, in Japan and as a result we will be subject to income tax in Japan beginning in 2011. Increased activities in foreign jurisdictions or the formation of additional foreign subsidiaries could cause us to be liable for income taxes in additional jurisdictions.

Highlights of fiscal year ended December 31, 2010:

Domestic net sales decreased $6.5 million, to $8.6 million in 2010, from $15.1 million in 2009. The decrease is primarily the result of reduced sales of aged inventory to discount retailers ($1.4 million) combined with the loss of placement in several footwear, sporting good and department store retailers ($6.8 million). Subsequent to year end we have received orders from several of these retailers for delivery in the first half of 2011.

International net sales decreased $6.8 million, to $21.8 million in 2010, from $28.6 million in 2009. The decrease is primarily the result of a drop in sales to our Japanese distributor resulting from reduced store placement from prior year ($2.2 million), lower than expected sales in the European markets where we sell directly to retailers resulting from continued slowness in consumer product sales in that market ($2.5 million) and a drop in sales to our international distributors ($2.1 million), excluding sales to our Japanese distributor, which we believe is primarily due to these distributors being more cautious when placing orders to minimize inventory related risk and decreased demand at retail resulting from decreased marketing efforts by these distributors in their markets and the over selling by these distributors in their markets during 2009 resulting in reduced demand in 2010.

Domestic gross margin improved to 30.2% for 2010 from 19.4% for 2009, primarily as a result of a higher average price per pair sold as a result of a decrease in sales to discount retailers. While we continue to build our distribution abroad, as well as domestically, in our domestic markets we are currently in approximately 1,500 retail stores and believe that the optimal number of retail stores would be approximately 3,000.

International gross margin improved to 46.1% for 2010 from 44.5% for 2009, primarily as a result of a greater proportion of higher margin sales in the Italian market, where we sell directly to retailers, versus sales to third party distributors.

Selling and marketing expenses attributable to our domestic operations increased $514,000, or 16.8%, when compared to 2009. This increase is the result of a $1.3 million increase in consumer advertising and related costs, primarily due to advertisements we ran during the fourth quarter for our Nano™ inline footboard and HX2 products, offset by decreases in commissions and payroll and related costs. Additionally, we increased exposure of our company and products through public relations and social media type venues (including on-line gaming and blogger networks).

Index

Comparison of the Years Ended December 31, 2010 and 2009

Net Sales
	Year Ended December 31,
	2010	2009
Net Sales (in thousands)
Domestic	$8,641	$15,157
International	21,795	28,620
Consolidated	$30,436	$43,777

Net Sales (as % of Total Consolidated Net Sales)
Domestic	28.4%	34.6%
International	71.6%	65.4%
Consolidated	100.0%	100.0%

Domestically, our net sales decreased $6.5 million, or 43.0%, to $8.6 million in 2010, from $15.1 million in 2009. This decrease was primarily the result of lower unit sales of our HEELYS-wheeled footwear which decreased by 315,000 pairs, or 46.2%, to 367,000 pairs in 2010, from 682,000 pairs in 2009. The decrease in unit sales is attributable to reduced sales of aged inventory to discount retailers ($1.4 million) combined with the loss of placement in several footwear, sporting goods and department store retailers ($6.8 million).

Internationally, our net sales decreased $6.8 million, or 23.8%, to $21.8 million in 2010, from $28.6 million in 2009. This decrease was primarily the result of lower unit sales of our HEELYS-wheeled footwear which decreased by 241,000 pairs, or 26.5%, to 669,000 pairs in 2010, from 910,000 pairs in 2009. This decrease is primarily attributable to a decrease in unit sales to our international distributors. Unit sales to distributors in our European, Middle East and African markets (“EMEA”) decreased by 110,000 pairs and in our non-EMEA markets unit sales decreased by 95,000 pairs. We believe the decrease in units sales in our EMEA markets is due to increased minimum order sizes and distributors being more cautious when placing orders to minimize their inventory levels and related inventory related risk. Additionally, distributors have been more cautious in their marketing efforts which we believe has resulted in decreased sales in those markets. We also believe that some of the decrease in sales is attributable to certain distributors having oversold our HEELYS-wheeled footwear during 2009, reducing the demand in 2010. The decrease in unit sales in our non-EMEA markets is primarily the result of decreased sales to our independent distributor in Japan. Effective March 1, 2011, we began selling directly to retailers in the Japanese market.

Gross Profit

	Year Ended December 31,
	2010	2009
Gross Profit (in thousands)
Domestic	$2,608	$2,943
International	10,045	12,723
Consolidated	$12,653	$15,666

Gross Profit (%)
Domestic	30.2%	19.4%
International	46.1%	44.5%
Consolidated	41.6%	35.8%

Domestically, gross profit margin increased from 19.4% for 2009, to 30.2% for 2010. The increase in gross profit margin is a result of a higher average price per pair sold as a result of a decrease in sales to discount retailers and a decrease in material costs (due to better sourcing of raw materials as well as change in mix of product sold). In 2010 we sold 63,000 pairs to a discount retailer compared to 162,000 pairs in 2009. In connection with these sales we recorded inventory markdowns (in order to properly state our inventories at lower of cost or market) of $352,000 in 2010 and $1.1 million in 2009. Ongoing estimates are made relating to the net realizable value of our inventories. If the estimated net realizable value of inventory is less than cost, a write-down equal to the difference is recorded to cost of sales in the period in which such determination is made. Other than the adjustments we made in connection with sales to this discount retailer, we have not recorded any additional inventory write-downs in either 2010 or 2009. Also, during 2009 we incurred expense for the testing of our existing product line for lead paint levels in the amount of $323,000. During the current year we incurred $15,000 for lead paint level testing of new products.

Internationally, gross profit margin increased from 44.5% for 2009, to 46.1% for 2010. The change in gross profit margin is primarily the result of a greater proportion of higher margin sales in the Italian market, where we sell directly to retailers, versus sales to third party distributors.

Index

Sales and Marketing Expense

	Year Ended December 31,
	2010	2009
Selling & Marketing (in thousands)
Domestic	$3,576	$3,062
International	3,715	3,467
Consolidated	$7,291	$6,529

Domestically, selling and marketing expense, excluding commissions and payroll and payroll related expenses, increased $972,000 from $1.4 million in 2009, to $2.4 million in 2010. This increase is due to a $1.3 million increase in consumer advertising and related costs from $648,000 in 2009, to $1.9 million in 2010. The increase in consumer advertising and related costs was the result of advertisements we ran for both the new Nano™ inline footboard and HX2 products, on television and regionally in movie theaters, during the fourth quarter of 2010. The new Nano™ inline footboard and HX2 products were sold on a limited test basis beginning in the third quarter of 2010.

Internationally, selling and marketing expense, excluding commissions and payroll and payroll related expenses, increased approximately $205,000 to $1.9 million in 2010, from $1.7 million in 2009, primarily as a result of increased consumer advertising and other marketing related expenses in our German and French markets where we sell directly to retailers, and in the Italian market where we began to sell directly to retailers through an independent agent during the fourth quarter of 2009, offset by a decrease in other marketing and selling expenses attributable to overall cost reduction efforts.

Commissions on domestic sales decreased $357,000, or 49.2%, to $368,000 in 2010, from $725,000 in 2009. The decrease in commissions is primarily due to the decrease in domestic sales on which commissions are paid.

Internationally, commissions increased $268,000 to $845,000 in 2010, from $577,000 in 2009, primarily due to increased sales in the Italian market. During the fourth quarter of 2009, we began to sell directly to retailers in the Italian market through an independent agent who is paid commissions on those sales.

Payroll and payroll related expenses attributable to our domestic operations decreased $102,000 to $848,000 in 2010, from $950,000 in 2009. For our international operations, payroll and payroll related costs decreased $226,000 to $955,000 in 2010, from $1.2 million in 2009. These decreases are mainly the result of reductions in headcount.

General and Administrative Expense

	Year Ended December 31,
	2010	2009
General & Administrative (in thousands)
Domestic	$5,070	$6,167
International	4,153	4,039
Unallocated	883	1,982
Consolidated	$10,106	$12,188

Consolidated general and administrative expenses (excluding unallocated costs) decreased $983,000 to $9.2 million in 2010, from $10.2 million in 2009.

Consulting and related costs decreased $363,000 to $255,000 in 2010, from $618,000 in 2009. This decrease is primarily the result of fees recognized in 2009 of $291,000 paid to our then interim chief executive officer, $80,000 in connection with our search to identify a new chief executive officer and $143,000 for other general consulting services. This decrease was offset by $186,000 in consulting fees incurred in 2010 related to our exploration of expanding operations in Japan.

Shipping and handling costs attributable to our domestic operations decreased $179,000 to $599,000 in 2010, from $778,000 in 2009. This decrease is attributable to decreased sales as well as a reduction in temporary warehousing costs as we reduced our on-hand inventory levels. Shipping and handling costs, attributable to our international operations, increased $59,000, from $1.3 million in 2009, to $1.4 million in 2010, primarily as a result of an increase in shipments out of our warehouse in Belgium to our Italian customers.

Index

Insurance costs (excluding directors’ and officers’ insurance which is an unallocated expense) decreased $157,000 to $454,000 in 2010, from $611,000 in 2009. The decrease in insurance costs is attributable to a decrease in sales and lower negotiated insurance rates.

Legal and other fees related to our intellectual property and associated enforcement increased $145,000 from $1.0 million in 2009, to $1.2 million in 2010.

Unallocated costs include those costs that are directly attributable to operating as a public company, as well as professional fees incurred at the consolidated level, including fees for tax, accounting and other consulting and professional services. The decrease in unallocated costs is mainly the result of a decrease in accounting and other professional fees as well as a decrease in insurance costs. During the first and second quarters of 2009, we incurred higher accounting and other professional fees due to the structuring of our international operations and related tax issues, documentation and testing of internal controls over financial reporting for our international operations (initial year), additional fees incurred related to the audit of our consolidated financial statements for the fiscal year ended December 31, 2008 and for other tax advisory services. We also saw a decrease in our costs related to our directors’ and officers’ insurance as a result of lower negotiated rates.

Litigation Settlements and Related Costs

	Year Ended December 31,
	2010	2009

Litigation Settlements & Related Costs (in thousands)	$-	$4,117

Litigation settlements and related costs are primarily related to the class action lawsuit (filed in August 2007), the shareholders' derivative lawsuit (filed in October 2007) and the individual lawsuit (filed in May 2008). These lawsuits were settled during the third and fourth quarters of 2009.

Other Expense (Income)

	Year Ended December 31,
	2010	2009
Other (Income) Expense (in thousands)
Interest (income) expense, net	$(355)	$(171)
Other (income) expense, net	(818)	(321)
Exchange (gain) loss, net	153	(198)
Other (Income) Expense (in thousands)	$(1,020)	$(690)

Interest income (net of interest expense) increased $184,000 from $171,000 in 2009, to $355,000 in 2010, due to an increase in interest income earned resulting from increased investment activities offset by interest expense accrued on unrecognized tax benefits.

Other income (net of expense), which is primarily the result of settlements of patent and trademark litigations, increased $497,000 from $321,000 in 2009, to $818,000 in 2010. During the second quarter of 2010, we settled a potential patent and trademark lawsuit, in the Company’s favor, in the amount of $750,000. Litigation settlement payments related to intellectual property legal matters (whether received by the Company or paid by the Company) are reported as other income (expense). Legal fees related to intellectual property matters and associated enforcement are included in general and administrative expenses.

Gains (losses) resulting from foreign currency transactions are mainly attributable to an intercompany loan due to our U.S. entity from our Belgian entity, which must be repaid in U.S. dollars.

Income Taxes

We recognized income tax expense of $267,000, effective tax rate of (7.2%), in 2010; compared to an income tax benefit of $1.4 million, effective tax rate of 20.9%, in 2009. Our effective rate differs from the statutory federal rate of 35% primarily due to domestic operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%, as well as for certain other items such as state and local taxes and non-deductible expenses. While we did not record the benefit of domestic losses for the current year, profits in our French operations, offset by losses in our Belgian and German operations, resulted in net income tax expense of $255,000 for the fiscal year ended December 31, 2010, representing a consolidated effective income tax rate of 55.5% in these jurisdictions. We operate in multiple jurisdictions and have seasonality in our business which causes variability in our consolidated effective tax rate during the year. In February 2011, we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary to manage our operations, and to take over the distribution of our products effective March 1, 2011, in Japan and as a result we will be subject to income tax in Japan beginning in 2011. Increased activities in foreign jurisdictions or the formation of additional foreign subsidiaries could cause us to be liable for income taxes in additional jurisdictions.

Index

Liquidity and Capital Resources (in thousands)

Our primary cash need is for working capital, which we generally fund with cash flow from operating activities, and may be impacted by fluctuations in demand for our products, investments in our infrastructure and expenditures on marketing and advertising. At December 31, 2010, we had a total of $35.3 million in cash and cash equivalents and $32.3 million in current investments. Our current investments will mature during the next 12 months and include investments in debt securities ($31.8 million) and a certificate of deposit ($500,000). The certificate of deposit, which matures in May 2011, is pledged as collateral for a $500,000 revolving credit facility that the Company entered into in June 2010 with a local bank for the purpose of issuing letters of credit to secure payment to one of our foreign manufacturers. The Company may be required to purchase a replacement certificate of deposit.

The Company has established an investment policy, the purpose of which is to establish sound investment guidelines for the ongoing management of the Company’s excess cash and investments. The policy provides guidelines on, among other things, investment term limitations, permitted investments, credit quality, single issuer concentration and corporate debt sector concentrations. In all categories of investments, emphasis is placed on securities of high quality subject to the following quality limitations at the time of investment:

•	U.S. Treasury and other U.S. Federal Agencies, debentures or mortgages;
•	$1 net asset value money market mutual funds governed by SEC Rule 2a-7;
•	Commercial Paper (minimum A-1/P-1/F-10); Corporate Notes (minimum A or better): and
•	Municipal Debt (short-term: minimum A-1/P-1 or equivalent; long term: A or better).

Cash provided by operating activities for the year ended December 31, 2010 was $2.7 million compared to cash used of $1.1 million for the same period last year. Cash flows from operating activities are comprised of net loss adjusted for non-cash items and changes in operating assets and liabilities. Cash provided by changes in operating assets and liabilities for the year ended December 31, 2010 was $1.8 million compared to cash provided of $1.1 million in the same period last year. Net cash provided by changes in operating assets and liabilities for the year ended December 31, 2010 was primarily due to the collection of a $2.9 million federal income tax refund for the carryback of 2008 net operating losses to 2006 offset by $1.2 million settlement of outstanding state tax liabilities. The reduction in net accounts receivable of $2.3 million is due to timing as well as reduced sales. HEELYS-wheeled footwear inventory held in the United States at December 31, 2010 decreased approximately $569,000 from December 31, 2009, net of the impairment charge that was taken during the fourth quarter of 2010 of $352,000, primarily as a result of a reduction in sales and inventory management efforts. This decrease is offset by an increase of approximately $398,000 in inventory of our Nano™ inline footboard. The new Nano™ inline footboard was sold on a limited test basis beginning in the third quarter of 2010. Inventory levels in our Belgian warehouse increased year-over-year approximately $595,000 primarily due to lower than expected sales during December 2010 as well as the need to maintain higher inventory levels in our warehouse to meet the demand of our international retailers as a result of longer manufacturing lead times requiring us to keep higher inventory levels on-hand. Additionally, we have approximately $841,000 of inventory being held in China which we agreed to purchase as a result of an order cancellation by our independent distributor in Japan. Also, during the fourth quarter of 2010 we received a federal income tax refund of $3.1 million for the carryback of 2009 net operating losses to 2007.

As of December 31, 2010, we had open purchase commitments of $4.0 million for the purchase of inventory, the majority of which will be settled during the first quarter of 2011. Cash flows provided by and used in operating activities is subject to seasonality.

Net cash used in investing activities of $6.1 million, for the year ended December 31, 2010, relates primarily to purchases of investments of $44.4 million, offset by proceeds from investments that matured during the period of $38.7 million. Net cash used in investing activities for 2009 was primarily attributable to the purchase of investments.

Cash used in financing activities for the year ended December 31, 2010, as well as for the year ended December 31, 2009, was for payments of our previously acquired goodwill and intangibles associated with the termination of agreements with our former independent distributors in the German and French markets in 2008. As of December 31, 2010, we have outstanding liabilities of $353,000 due to these former independent distributors, $217,000 of which are recorded as a current liability and are expected to be settled during the next 12 months.

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

Index

Effective May 1, 2008, our Belgian subsidiary entered into an operating lease for office space in Brussels, Belgium for nine years with the option to terminate the lease at the end of each three year period. Payments under this lease agreement are made in Euros.

Effective April 1, 2008, our Belgian subsidiary entered into an operating lease for office space in Munich, Germany for three years with an automatic renewal at the end of the initial three year lease unless six months notice is provided. This lease has been renewed for a period of one year from April 1, 2011 through March 31, 2012. Payments under this lease agreement are made in Euros.

Effective May 1, 2008, our Belgian subsidiary entered into an operating lease for office space in Annecy, France for nine years with the option to terminate the lease at the end of each three year period. This lease was not terminated at the end of the original three year period. Payments under this lease agreement are made in Euros.

On March 1, 2011, our Japanese subsidiary entered into an operating lease for office space in Tokyo, Japan for two years with an automatic renewal at the end of the initial two year lease, unless six months notice is provided. Payments under this lease agreement are made in the Japanese Yen.

Third-Party Distribution Arrangement

We use a third-party distribution facility in Belgium and pay this third-party distributor fees and charges for services including storage, handling, processing and packing materials. These fees and charges are activity based and therefore fluctuate and as a result related future obligations cannot be quantified. This agreement is for one year with automatic one year renewal terms. We expensed $1.3 million related to this third-party distribution facility in 2010 and in 2009.

Purchase Commitments:

At December 31, 2010, we had open purchase commitments of $4.0 million for inventory purchases.

Consulting Agreement:

Consulting Agreement with former Senior Vice President

Effective as of April 30, 2008, we entered into a Consulting Agreement with our former Senior Vice President. Under the Consulting Agreement, our former Senior Vice President (the "Consultant") provided the Company (i) consulting services relating to mergers and acquisitions, (ii) support services in connection with the prosecution or defense of any pending or future litigation, arbitration, business, or investigatory matter relating to the Company, and (iii) other services agreed upon by the parties. The primary compensation under the Consulting Agreement was (i) a fee for merger and acquisition services to be paid in 25 monthly installments of $10,780 per month beginning June 30, 2008. The Consulting Agreement terminated on June 30, 2010.

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

Index

The primary assets acquired as a result of these agreements were the customer lists and goodwill. In addition, both of these former distributors agreed to not compete with the Company for a limited period of time. The fair value of the acquired assets was based upon the amount at which the assets could be bought or sold in a current transaction between willing parties. As a result, the Company recorded goodwill and intangibles (including acquired customer relationships and non-compete agreements) in the amount of $3.7 million (2.4 million Euro). As of December 31, 2010, the Company paid $3.1 million (2.1 million Euro) for these acquired assets with the balance of $353,000 (266,000 Euro) to be paid out over time in accordance with the terms of the respective agreements; $136,000 is recorded as other long term liability and $217,000 is recorded as a current liability.

On November 25, 2010, we notified Privee AG Corporation (“Privee AG”), our independent distributor in Japan, that we would not be renewing our distributor agreement with Privee AG (the “Notice”), under which Privee AG acted as our exclusive distributor in Japan (the “Agreement”). Pursuant to the Notice, the Agreement terminated on February 28, 2011, which was the expiration date of the then current term of the Agreement.

Seasonality:

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

Backlog:

Historically, we received most of our orders three to four months prior to the date the products were shipped to customers. At December 31, 2010, our backlog was approximately $4.9 million, compared to approximately $3.6 million at December 31, 2009. Although generally, these orders are not subject to cancellation prior to the date of shipment, cancellations have and may continue to occur. In the current economic environment, our retail customers are being cautious when placing orders and have shifted towards shorter lead times and at-once inventory purchases. For a variety of reasons, including the timing of release dates for our product offerings, shipments, order deadlines and receipt of orders, backlog may not be a reliable measure of future sales and may not be comparable from one period to another.

Vulnerability Due to Customer Concentration:

In 2010, Privee AG Corporation and Oxylane Group accounted for 17.7% and 11.9% of our net sales, respectively. In 2009, AG Corporation and Oxylane Group accounted for 17.5% and 10.9%, respectively, of our net sales. Privee AG Corporation was the Company's independent distributor in Japan, and Oxylane Group is a French sporting goods retail chain operating under the name Decathlon.

On November 25, 2010, we notified Privee AG Corporation (“Privee AG”), our independent distributor in Japan, that we would not be renewing our distributor agreement with Privee AG (the “Notice”), under which Privee AG acted as our exclusive distributor in Japan (the “Agreement”). Pursuant to the Notice, the Agreement terminated on February 28, 2011, which was the expiration date of the then current term of the Agreement. In February 2011, we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary to manage our operations, and to take over the distribution of our products effective March 1, 2011, in Japan.

We took over the distribution of our products in Germany and Austria (German market) effective April 1, 2008 and in France, Monaco and Andorra (French market) effective May 1, 2008. In 2010, our German and French markets accounted for 12.4% and 21.4% of our net sales, respectively. In 2009, our German and French markets accounted for 14.4% and 19.8% of our net sales, respectively.

Index

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

Off-Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements.

Critical Accounting Policies:

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

Revenue Recognition.     Revenues are recognized when merchandise is shipped and the customer takes title and assumes risk of loss, collection of related receivables is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Title passes upon shipment or upon receipt by the customer depending on the agreement with the customer. Revenues are stated net of discounts, marketing discretionary funds, estimated returns and other allowances, including permitted returns of damaged or defective merchandise. We base our estimates and judgments on historical experience and other various factors, including customer communications and analysis of relevant market information.

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

Goodwill.     Goodwill is not amortized but is instead measured for impairment at least annually, or when events indicate that an impairment might exist. We compare the estimated fair value of goodwill to its carrying value. Our estimates of fair value utilized in impairment testing are based upon a number of factors, including assumptions about the expected future operating performance of our reporting units. Estimates may change in future periods due to, among other things, the expected future operating performance of our reporting units, technological changes, economic conditions, changes to our business operations or inability to meet business plans. Such changes may result in impairment charges recorded in future periods. Any resulting impairment charge would be classified as a separate line item on the consolidated statement of operations for amounts necessary to reduce the carrying value of the asset to fair value. The Company performs its annual impairment test during the fourth quarter.

Stock-Based Compensation.    We account for stock-based awards in accordance Financial Accounting Standards Board Accounting Standards Codification 718, "Compensation-Stock Compensation," ("ASC 718"). Under ASC 718 stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. We estimated the fair value of stock option awards using a Black-Scholes option pricing model that includes the following variables: 1) exercise price of the instrument, 2) fair market value of the underlying stock on date of grant, 3) expected life, 4) estimated volatility and 5) the risk-free interest rate. We recognize compensation cost attributable to stock option awards using the straight-line method over the period during which the employee is required to provide service in exchange for the award. No compensation cost is recognized for stock option awards for which the employee does not render the required service. If the requisite service is not provided, previously recognized compensation cost is reversed. In 2010, we granted restricted stock units which are designated as performance awards. We determine the fair value of restricted stock unit awards based on the closing trade price of the Company’s common stock on the date of grant. We recognize compensation cost attributable to restricted stock unit awards using the straight-line method over the performance period. The amount of compensation cost recognized is based upon the estimated number of restricted stock units expected to be earned. We reassess this estimate at each reporting period and adjust the total amount of compensation expense to be recognized accordingly.

Index

Income Taxes.     Tax laws require items to be included in our tax returns at different times than when these items are reflected in the consolidated financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. We assess the realizability of our deferred tax assets to determine whether a valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, if we determine it is more likely than not the deferred tax asset will not be realized a valuation allowance is established. We follow guidance provided by Financial Accounting Standards Board Accounting Standards Codification 740, "Income Taxes," ("ASC 740"). ASC 740 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The impact of an uncertain tax position that is more likely than not of being sustained upon examination by the relevant taxing authority is recognized at the largest amount that is more likely than not to be sustained. An uncertain tax position is not recognized if the position has less than a 50% likelihood of being sustained. Also, under ASC 740, interest expense is recognized on the full amount of deferred benefits for uncertain tax positions. We adjust our reserves for uncertain tax positions in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. We recognize interest accrued related to recognized uncertain tax positions in interest expense and related penalties in general and administrative expenses. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

Recent Accounting Pronouncements:

See Note 2—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

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

Index

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the fourth quarter of 2010. We have completed our efforts regarding compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2010. The results of our evaluation are discussed below in Management's Report on Internal Control Over Financial Reporting.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that as of December 31, 2010, our internal control over financial reporting is effective.

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. The preceding management's report was not subject to attestation by our independent registered public accounting firm in accordance with recent amendments to Section 404 of the Sarbanes-Oxley Act of 2002 pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit us to provide only our management’s report in this Annual Report.

Item 9B.   Other Information

None.

Index

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Incorporated by reference from the information in our proxy statement for the 2011 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

Item 11.   Executive Compensation

Incorporated by reference from the information in our proxy statement for the 2011 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our proxy statement for the 2011 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the information in our proxy statement for the 2011 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14.   Principal Accounting Fees and Services

Incorporated by reference from the information in our proxy statement for the 2011 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Index

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements
The following documents are filed as a part of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009
Consolidated Statements of Operations for the Years ended December 31, 2010 and 2009
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Years ended December 31, 2009 and 2010
Consolidated Statements of Cash Flows for the Years ended December 31, 2010 and 2009
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

Index

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

10.8
Severance and General Release Agreement dated as of February 1, 2008, between Michael G. Staffaroni and Heeling Sports Limited (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 filed on August 13, 2010).*

10.9
Settlement Agreement and Technology License Agreement dated as of March 11, 2008, between Heeling Sports Limited and Elan-Polo, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 12, 2008) (The Securities and Exchange Commission has granted confidential treatment for a portion of this document. A complete version of this document has been filed separately with the Securities and Exchange Commission.)

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

Index

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

10.15
Consulting Agreement dated as of April 30, 2008, between Heelys, Inc. and Patrick F. Hamner (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on May 2, 2008).*

10.16
Employment Agreement dated as of July 17, 2008, between Heelys, Inc. and Donald K. Carroll (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 filed on August 13, 2010).*

10.17
Executive Employment Agreement, dated as of August 29, 2008, between Heeling Sports Limited and Lisa K. Peterson (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K/A filed on September 4, 2008).*

10.18
Executive Employment Agreement, dated as of August 29, 2008, between Heeling Sports Limited and John Benton Price (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K/A filed on September 4, 2008).*

10.19
Executive Employment Agreement, dated as of October 28, 2008, between Heeling Sports Limited and William D. Albers (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on October 31, 2008).*

10.20
Executive Employment Agreement, dated as of October 28, 2008, between Heeling Sports Limited and John W. O'Neil (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on October 31, 2008).*

10.21
Severance and General Release Agreement dated as of February 10, 2009, between Donald K. Carroll and Heeling Sports Limited (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on February 10, 2009).*

10.22
Letter of Agreement dated as of February 9, 2009, between Michael W. Hessong and Heelys, Inc. (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on February 10, 2009).*

10.23
Executive Employment Agreement, dated as of July 17, 2009, by and between Heeling Sports Limited and Thomas C. Hansen (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on July 20, 2009).*

10.24	Compromise and Settlement Agreement, effective as of August 21, 2009 (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on September 1, 2009).

Index

10.25
First Amendment to Executive Employment Agreement dated February 18, 2010 (to be effective as of March 1, 2010) by and between John W. O’Neil and Heeling Sports Limited (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on February 18, 2010).*

10.26
Heelys, Inc. 2006 Stock Incentive Plan, as amended and restated effective as of May 20, 2010 (incorporated by reference to Appendix A of the Company’s Definitive Schedule 14A, as filed with the Commission on April 23, 2010).*

10.27
Sourcing Agreement dated April 21, 2010, to be effective May 1, 2010, between Heeling Sports Limited and TGB, LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on April 26, 2010).

10.28
Letter from Heelys, Inc. to Craig D. Storey regarding employment terms (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 filed on August 13, 2010).*

10.29
Form of Stock Option Agreement to be entered into by the Company with stock option grantees under the Heelys, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed on August 27, 2010).*

10.30
Form of Restricted Stock Unit Award Agreement under the Heelys, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on November 12, 2010).*

10.31
Summary of terms of 2010 Management Incentive Plan (which plan is not set forth is any formal plan document) (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed on November 12, 2010).*

10.32
Termination Agreement, dated as of February 22, 2011, and effective as of February 28, 2011, by and between Heeling Sports Limited and Privee AG Corporation (incorporated by reference to Exhibit 99.1 to Registrants Current Report on Form 8-K filed on February 24, 2011).

10.33	Summary of terms of 2011 Management Incentive Plan (which plan is not set forth is any formal plan document).*†

16.1	Letter, dated as of June 26, 2009, issued by Deloitte & Touche LLP to the SEC (incorporated by reference to Exhibit 16.1 of Registrant's Current Report on Form 8-K filed on June 26, 2009).

21.1	List of subsidiaries of the Registrant.†

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.†

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Thomas C. Hansen, Chief Executive Officer.†

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Craig D. Storey, Chief Financial Officer.†

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.†

*	Management contract or a compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.

†	Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEELYS, INC.

By:	/s/ THOMAS C. HANSEN

Thomas C. Hansen Chief Executive Officer

Date: March 10, 2011

Index

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS C. HANSEN	Chief Executive Officer and Director	March 10, 2011
Thomas C. Hansen	(Principal Executive Officer)

/s/ CRAIG D. STOREY	Chief Financial Officer	March 10, 2011
Craig D. Storey	(Principal Financial Officer and Principal Accounting Officer)

/s/ GARY L. MARTIN	Chairman of the Board	March 10, 2011
Gary L. Martin

/s/ JERRY R. EDWARDS	Director	March 10, 2011
Jerry R. Edwards

/s/ PATRICK F. HAMNER	Director	March 10, 2011
Patrick F. Hamner

/s/ N. RODERICK MCGEACHY, III	Director	March 10, 2011
N. Roderick McGeachy, III

/s/ GLENN M. NEBLETT	Director	March 10, 2011
Glenn M. Neblett

/s/ RALPH T. PARKS	Director	March 10, 2011
Ralph T. Parks

/s/ RICHARD F. STRUP	Director	March 10, 2011
Richard F. Strup

Index

HEELYS, INC.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Heelys, Inc.

We have audited the accompanying consolidated balance sheets of Heelys, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heelys, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Dallas, Texas
March 10, 2011

Index

HEELYS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,320	$39,370
Investments	32,299	20,556
Accounts receivable, net of allowances of $237 and $414, respectively	3,135	5,704
Inventories	6,810	6,038
Prepaid expenses and other current assets	689	756
Income tax receivable	-	3,106
Deferred income taxes	8	3,178

Total current assets	78,261	78,708

INVESTMENTS, NON-CURRENT	–	6,566
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,906 and $1,649, respectively	798	856
PATENTS AND TRADEMARKS, net of accumulated amortization of $1,355 and $1,240, respectively	372	343
INTANGIBLE ASSETS, net of accumulated amortization of $891 and $619, respectively	689	1,071
GOODWILL	1,568	1,696
DEFERRED INCOME TAXES	126	–

TOTAL ASSETS	$81,814	$89,240

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,089	$1,634
Accrued liabilities	1,661	2,789
Income taxes payable	506	2,108
Deferred income taxes	18	–

Total current liabilities	3,274	6,531

LONG TERM LIABILITIES:
Income taxes payable	547	439
Deferred income taxes	2	72
Other long term liabilities	219	458

TOTAL LIABILITIES	4,042	7,500

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 75,000,000 shares authorized; 27,571,052 shares issued and outstanding as of December 31, 2010 and 2009	28	28
Additional paid-in capital	65,691	65,305
Retained earnings	12,541	16,532
Accumulated other comprehensive loss	(488)	(125)

Total stockholders' equity	77,772	81,740

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$81,814	$89,240

See notes to consolidated financial statements.

Index

HEELYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2010	2009

NET SALES	$30,436	$43,777
COST OF SALES	17,783	28,111
GROSS PROFIT	12,653	15,666

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling and marketing	7,291	6,529
General and administrative	10,106	12,188
Litigation settlements and related costs	-	4,117
Total selling, general and administrative expenses	17,397	22,834

LOSS FROM OPERATIONS	(4,744)	(7,168)

OTHER (INCOME) EXPENSE
Interest (income) expense, net	(355)	(171)
Other (income) expense, net	(818)	(321)
Exchange (gain) loss, net	153	(198)
Total other (income) expense, net	(1,020)	(690)

LOSS BEFORE INCOME TAXES	(3,724)	(6,478)
INCOME TAX EXPENSE (BENEFIT)	267	(1,353)
NET LOSS	$(3,991)	$(5,125)

LOSS PER SHARE:
Basic and diluted	$(0.14)	$(0.19)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	27,571	27,571

See notes to consolidated financial statements.

Index

HEELYS, INC.

CONSOLIDATED STATEMENTS OF

STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2010

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

BALANCE—January 1, 2009	27,571	$28	$64,809	$21,657	$(119)	$86,375
Comprehensive loss:
Net loss				(5,125)		(5,125)
Foreign currency translation adjustment					(6)	(6)
Total comprehensive loss						(5,131)
Stock-based compensation expense			525			525
Income tax benefit on stock-based compensation awards			(29)			(29)
BALANCE—December 31, 2009	27,571	28	65,305	16,532	(125)	81,740
Comprehensive loss:
Net loss				(3,991)		(3,991)
Foreign currency translation adjustment					(363)	(363)
Total comprehensive loss						(4,354)
Stock-based compensation expense			386			386
BALANCE—December 31, 2010	27,571	$28	$65,691	$12,541	$(488)	$77,772

See notes to consolidated financial statements.

Index
HEELYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009
OPERATING ACTIVITIES:
Net Loss	$(3,991)	$(5,125)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	770	818
Accretion (amortization) of premium (discount) on investments, net	485	15
Accrued interest income	(167)	(96)
Deferred income taxes	2,992	721
Stock-based compensation	386	525
Unrealized exchange loss (gain), net	48	(243)
Loss on disposal of property and equipment	29	141
Inventory impairment charges	352	1,099
Changes in operating assets and liabilities:
Accounts receivable	2,344	941
Inventories	(1,298)	4,990
Prepaid and other current assets	210	176
Accounts payable	(452)	(291)
Accrued liabilities	(641)	(2,634)
Income taxes payable/receivable	1,644	(2,095)
Net cash provided by (used in) operating activities	2,711	(1,058)

INVESTING ACTIVITIES:
Purchases of investments	(44,362)	(27,137)
Proceeds from maturities of investments	38,700	-
Purchases of equipment	(306)	(337)
Increase in patents and trademarks	(162)	(148)
Net cash used in investing activities	(6,130)	(27,622)

FINANCING ACTIVITIES:
Payment for previously acquired goodwill and intangible assets	(575)	(567)
Net cash used in financing activities	(575)	(567)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(56)	171

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,050)	(29,076)

CASH AND CASH EQUIVALENTS, beginning of year	39,370	68,446

CASH AND CASH EQUIVALENTS, end of year	$35,320	$39,370

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$1,269	$260
Interest	$242	$-

See notes to consolidated financial statements.

Index

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY BACKGROUND

Heelys, Inc. and subsidiaries (the "Company" or "Heelys") designs, markets and distributes innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. The primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS are distributed directly to retail stores in the United States and certain international countries, and through international wholesale distributors.

The Company initially incorporated as Heeling, Inc. in Nevada in 2000. The Company was reincorporated in Delaware in August 2006 and changed its name to Heelys, Inc. Through its general and limited partner interests, Heelys, Inc. owns 100% of Heeling Sports Limited, a Texas limited partnership, which was formed in May 2000.

In February 2008, the Company formed Heeling Sports EMEA SPRL, a Belgium corporation and indirect wholly-owned subsidiary of the Company, with offices in Brussels, Belgium, and branch offices in Germany and France, to manage the Company's European operations. In February 2011, the Company formed Heeling Sports Japan K.K., a Japanese corporation and indirect wholly-owned subsidiary of the Company to manage its operations, and to take over distribution effective March 1, 2011, in Japan.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements —The consolidated financial statements include the accounts of Heelys, Inc. and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates —The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the period. Management's significant estimates are as follows: allowances for estimated customer returns, marketing discretionary funds and doubtful accounts; assessment of lower of cost or market on inventory; income taxes including deferred taxes and uncertain tax positions; and legal reserves for current pending claims (if any) and estimated incurred-but-not-reported claims. Actual results could differ from these estimates and the differences could be material. Differences are reported in the period in which they become known.

Foreign Currency Translation —The U.S. dollar is the Company's reporting currency. Assets and liabilities of foreign operations which are denominated in a functional currency other than the U.S. dollar are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the average rate of exchange during the applicable period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive loss in stockholders' equity.

Foreign Currency Transactions —Gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in other income and expense in the period in which they occur. Net loss on foreign currency transactions was $153,000 in 2010, compared to a net gain of $199,000 in 2009.

Fair Value Measurements —The Company uses a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach, and cost approach).

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

Index

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Refer to Note 3 for discussion regarding fair value of investments as of December 31, 2010. All other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their liquid and short-term nature.

Cash Equivalents —Cash equivalents consist of highly liquid investments with original maturity dates of three months or less when purchased. Cash equivalents at December 31, 2010 consist of investments in the Fidelity Money Market Fund ($18.9 million). At December 31, 2009, cash equivalents consisted of investments in the JPMorgan Prime Money Market Fund ($33,000) and in the Fidelity Money Market Fund ($20.1 million). Investments in the Fidelity Money Market Fund and in the JPMorgan Prime Money Market Fund are valued using observable inputs (Level 1 fair value hierarchy).

Concentration of Risk —The Company maintains substantially all of its cash and cash equivalents in financial institutions in amounts that exceed federally insured limits. Investments in the Fidelity Money Market Fund are not insured. The Company has not experienced any losses with regards to its cash and cash equivalents and believes it is not exposed to significant credit risk.

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

Accounts Receivable —Accounts receivable are stated net of estimated allowances for uncollectible accounts, customer returns, defective merchandise, co-op advertising and marketing discretionary funds. Accounts are not collateralized and do not bear interest. In determining the amount of the allowances for accounts receivable, the Company considers, among other things, historical experience. If the Company determines a smaller or larger allowance was appropriate, these changes in estimates are recorded in the period in which such determination is made. After all collection efforts are exhausted and an account is deemed uncollectible, it is written off against the allowance for doubtful accounts.

Inventories —Inventories are purchased as finished goods from independent manufacturers and are stated at the lower of cost or market. Inventories are valued on a first-in first-out ("FIFO") basis. Inventory costs include inbound freight. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the forecast of future demand and market conditions. Ongoing estimates are made relating to the net realizable value of inventories. If the estimated net realizable value of inventory is less than the cost, a write-down equal to the difference between the cost of the inventory and the estimated net realizable value is recorded. If changes in market conditions result in reductions in the estimated net realizable value of inventory below previous estimates, an increase in the write-down is recorded in the period in which such a determination was made. During 2010 and 2009, the Company charged cost of sales $352,000 and $1.1 million, respectively, in order to properly state inventories at lower of cost or market.

Goodwill and Intangible Assets —Goodwill is not amortized but is instead measured for impairment at least annually, or when events indicate that impairment might exist. The Company compares the estimated fair value of the reporting unit to the carrying value. The Company's estimates of fair value utilized in goodwill tests is based upon a number of factors, including assumptions about the expected future operating performance of the Company’s reporting units. Estimates may change in future periods due to, among other things, the expected future operating performance of the Company's reporting units, technological changes, economic conditions, changes to the Company's business operations or inability to meet business plans. Such changes may result in impairment charges recorded in future periods. Any impairment charge related to goodwill would be classified as a separate line item on the consolidated statement of operations for amounts necessary to reduce the carrying value of the asset to fair value. The Company performed its annual impairment test during the fourth quarter. There were no impairments identified in the periods reported.

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

Long-Lived Assets —The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted pretax future net cash flows expected to be generated by that asset. An impairment loss is recognized if the estimated undiscounted future cash flows are less than the carrying value of the related assets. There were no impairments identified in the periods reported.

Index

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes —The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. The Company evaluates its ability to realize the tax benefits associated with deferred tax assets and a valuation allowance is established unless management determines that it is more likely than not that the Company will ultimately realize the tax benefit associated with a deferred tax asset. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by a taxing authority, based on the technical merits of the position. The amount recognized in the financial statements from an uncertain tax position is measured based on the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. These liabilities (for uncertain tax positions) are included in income taxes payable in the consolidated balance sheet. Related accrued interest is included in interest expense and related penalties are included in general and administrative expenses. Accrued interest and penalties are included within the related income tax liability line in the consolidated balance sheet.

Revenue Recognition —Revenues are recognized when merchandise is shipped, title passes to the customer, the customer assumes risk of loss, the collection of relevant receivables is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Title passes upon shipment or upon receipt by the customer depending on the agreement with the customer. The Company records reductions to revenue for customer discounts, marketing discretionary funds, estimated returns and other allowances, including permitted returns of damaged or defective merchandise. The Company recorded total reductions to revenue for these allowances of $585,000 and $958,000 during 2010 and 2009, respectively.

Stock-Based Compensation —Stock-based compensation cost is measured at the grant date based on the estimated fair value of the award, and is recognized as expense over the requisite service period. Fair value of stock option awards is estimated using a Black-Scholes option pricing model. Fair value of restricted stock unit awards is based on the closing trade price of the Company’s common stock on the date of grant. Stock-based compensation is recognized using the straight-line method over the period during which the employee is required to provide service in exchange for the award. No compensation cost is recognized for awards for which the employee does not render the required service. If the requisite service is not provided, previously recognized compensation cost is reversed. The total amount of compensation cost attributable to restricted stock unit awards (designated as performance awards) is based upon the estimated number of restricted stock units expected to be earned. This estimate is reassessed at each reporting period and the total amount of compensation expense to be recognized is adjusted accordingly.

Advertising Costs —Advertising production costs are expensed the first time the advertisement is run. Media (TV, radio and print) placement costs are expensed in the month the advertising appears or is aired. Through cooperative advertising programs, the Company reimburses its retail customers for certain of their costs of advertising the Company's products. The Company records these costs in selling and marketing expense at the point in time when it is obligated to its customers for the costs, which is when the related revenues are recognized. This obligation may arise prior to the related advertisement being run. Total advertising and promotion expenses were $4.0 million and $2.6 million during 2010 and 2009, respectively. Prepaid advertising and promotion expenses recorded in prepaid expense totaled $107,000 and $125,000 at December 31, 2010 and 2009, respectively.

Shipping and Handling Costs —Shipping and handling costs that are not directly attributable to the procurement of inventory are expensed as incurred and are included in general and administrative expense. These costs include costs that the Company incurs to ship product to its customers, storage charges and rent expense for warehouse facilities, warehouse labor, warehouse and packing materials and deprecation of warehouse equipment. Shipping and handling costs included in general and administrative expense were $2.0 million and $2.1 million during 2010 and 2009, respectively. Shipping and handling costs billed to customers are included in net sales, and were $79,000 and $57,000 during 2010 and 2009, respectively. Shipping and handling costs that are directly attributable to the procurement of inventory are recognized in cost of sales when such inventory is sold.

Insurance —The Company's insurance retention for general liability claims is $50,000 per claim. An estimated liability is provided for current pending claims (if any) and estimated incurred-but-not-reported claims due to this retention risk. A liability is accrued by a charge to income if it is probable that a liability had been incurred at the date of the financial statements, and the amount of loss can be reasonably estimated. A liability for estimated claims in the amount of $160,000 and $150,000 as of December 31, 2010 and 2009, respectively, is reflected in the balance sheet as an accrued liability.

Income (Loss) per Share —Basic income (loss) per common share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects the effects of potentially dilutive securities that could share in the income (loss) of the Company. A reconciliation of the numerator and denominator used in the calculation of basic and diluted income (loss) per share is as follows (in thousands):

Index

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2010	2009
Numerator— net loss available to common stockholders	$(3,991)	$(5,125)
Denominator:
Weighted average common stock outstanding for basic loss per share	27,571	27,571
Effect of dilutive securities:
Stock options	–	–
Restricted stock units	–	–

Adjusted weighted average common stock and assumed conversions for diluted loss per share	27,571	27,571

Stock options to purchase approximately 1.6 million shares of common stock at December 31, 2010 and December 31, 2009, were not included in the computation of diluted loss per share because the effect of their inclusion would be anti-dilutive. Restricted stock units that were awarded during 2010 were not included in the computation of diluted loss per share because the effect of their inclusion would be anti-dilutive. Restricted stock units were not awarded prior to 2010. Of the original 190,678 restricted stock units granted in 2010, 63,559 restricted stock units were deemed to be forfeited as of December 31, 2010 because minimum threshold performance for the performance period May 1, 2010 through December 31, 2010 had not been achieved. As of December 31, 2010, the maximum number of restricted stock units that might be earned was 127,119.

Recent Accounting Pronouncements —In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance is effective for the Company beginning January 1, 2011. There will be no impact on the Company’s consolidated financial position, cash flows or results of operations as a result of this adoption.

3. INVESTMENTS

Investments consist of the following:

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Aggregate Fair Value (2)	Maturities
	(In thousands)
Current held-to-maturity securities
Certificate of deposit (3)	$500	$-	$-	$500	May-2011
Commercial paper	12,462	3	(4)	12,461	Jan thru Oct-2011
Corporate bonds	13,302	15	(14)	13,303	Jan-2011 thru Nov-2011
Municipal bonds	6,035	-	(11)	6,024	Jun-2011 thru Nov-2011

Total current held-to-maturity securities	$32,299	$18	$(29)	$32,288

Index

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Aggregate Fair Value (2)	Maturities
	(In thousands)
Current held-to-maturity securities
Certificates of deposit	$10,000	$-	$-	$10,000	May-2010
Commercial paper	4,971	-	-	4,971	Aug thru Nov-2010
Corporate bonds	2,562	-	(8)	2,554	Oct-2010
Municipal bonds	3,023	-	(24)	2,999	Nov-2010

Total current held-to-maturity securities	$20,556	$-	$(32)	$20,524

Non-current held-to-maturity securities
Corporate bonds	$3,466	$-	$(14)	$3,452	Apr-2011
Municipal bonds	3,100	-	(32)	3,068	Jun-2011

Total non-current held-to-maturity securities	$6,566	$-	$(46)	$6,520

(1)
One of the Company’s investments (a municipal bond) has been in an unrealized loss position (fair value less than book value) since acquisition (December 2009). The Company considered the facts and circumstances of this investment including the severity of loss ($9,000 at December 31, 2010), the credit quality rating (A+ Moody’s rating) and length of time to maturity (investment matures June 2011) and determined that no adjustment to recognize this loss was necessary. No other investments have had continuous unrealized loss positions longer than 12 months.

(2)
Aggregate fair values for commercial paper and bonds were determined using a third-party pricing service. This third-party pricing service uses the market approach to value these investments (Level 2 fair value hierarchy).

(3)	This certificate of deposit is pledged as collateral for a $500,000 revolving credit facility the Company entered into in June 2010.

All investments as of December 31, 2010, and as of December 31, 2009, are classified as held-to-maturity since the Company has the intent and ability to hold these investments to maturity. Investments in debt securities (commercial paper, municipal bonds and corporate bonds) are reported at cost, adjusted for premiums and discounts that are recognized in interest income, using a method that approximates the effective interest method, over the period to maturity.

The fair values of these investments are determined using significant observable inputs other than quoted prices in an active market for the investment (Level 2 fair value hierarchy). The Company determines the fair value of its investments using a pricing service provided by BOSC, Inc., a subsidiary of BOK Financial Corporation. Investments are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that investment’s performance, the creditworthiness of the issuer and the length of time to maturity. No impairments have been recognized.

The Company considers as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current.

4. SIGNIFICANT CUSTOMERS

Customers of the Company consist of retail stores in the U.S. and certain European countries, and international wholesale distributors. The customers, individually or considered as a group under common ownership, which accounted for greater than 10% of net sales during the periods reflected were as follows:

Index

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Accounts Receivable		Net Sales
	December 31,	December 31,	Year Ended December 31,
	2010	2009	2010	2009
Oxylane Group	19%	23%	12%	11%
Privee AG Corporation	-	2%	18%	17%

Oxylane Group is a French sporting goods retail chain operating under the name Decathlon. Privee AG Corporation (“Privee AG”) was the Company's independent distributor in Japan.

On November 25, 2010, the Company notified Privee AG that it would not be renewing its distributor agreement with Privee AG. On February 28, 2011, the Company’s distributor agreement with Privee AG terminated. In February 2011, the Company formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary to manage its operations, and to take over distribution effective March 1, 2011, in Japan.

5. PROPERTY AND EQUIPMENT

Property and equipment included the following (in thousands):

	Estimated	December 31,
	useful lives	2010	2009
Leasehold improvements	1 - 10 years	$490	$498
Furniture and fixtures	7 years	178	183
Computer equipment (including software)	3 - 5 years	780	688
Equipment	5 years	126	127
Product molds and designs	2 years	1,130	1,009
Total		2,704	2,505
Less accumulated depreciation and amortization		(1,906)	(1,649)
Property and equipment—net		$798	$856

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful life of the asset. Leasehold improvements are amortized over their estimated useful lives or the lease term, whichever is shorter.

Depreciation expense related to property and equipment was $319,000 and $344,000 in 2010 and 2009, respectively.

6. PATENTS AND TRADEMARKS

Patents and trademarks included the following (in thousands):

	December 31,
	2010	2009
Patents	$1,421	$1,334
Trademarks	281	224
Other	25	25
Total	1,727	1,583
Less accumulated amortization	(1,355)	(1,240)
Patents and trademarks—net	$372	$343

Index

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Patents and trademarks are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the estimated useful lives of five years. Losses on disposal of patents and trademarks are included in general and administrative expenses.

Amortization expense related to patents and trademarks was $134,000 and $115,000 in 2010 and 2009, respectively. Amortization expense from 2011 through 2015 is expected to be $121,000, $98,000, $74,000, $49,000 and $16,000, respectively.

7. INTANGIBLE ASSETS AND GOODWILL

During fiscal year 2008, the Company agreed to purchase a portion of the business operations, certain assets, and retain employees on a contractual basis of two of its former distributors in Germany and France. The primary assets acquired as a result of the termination of these distributors were the customer lists and goodwill. In addition, both of these former distributors agreed to not compete with the Company for a limited period of time.

Intangible assets included the following (in thousands):

	December 31,
	2010	2009
Non-compete agreements	$233	$233
Customer lists	1,347	1,457
Total	1,580	1,690
Less accumulated amortization	(891)	(619)
Intangible assets—net	$689	$1,071

Non-compete agreements are amortized over 2 to 5 years, and customer lists are amortized over 5 years. Amortization expense related to non-compete agreements and customer lists was $317,000 and $360,000 in 2010 and 2009, respectively. Amortization expense from 2011 through 2013 is expected to be $300,000, $300,000 and $89,000, respectively. These assets will be fully amortized in 2013.

Goodwill included the following (in thousands):

	December 31,
	2010	2009
Goodwill	$1,568	$1,696

Customer lists and goodwill are intangible assets of the Company's Belgian subsidiary whose functional currency is the Euro. Assets and liabilities of foreign operations which are denominated in a functional currency other than the U.S. dollar (the reporting currency) are translated at the rate of exchange during the applicable period. These intangibles are translated using the exchange rate as of the balance sheet date. As a result, the U.S. dollar value of these intangibles is impacted by the fluctuation in the exchange rate. The only changes to the customer lists and goodwill intangibles during the fiscal year ended December 31, 2010 were the result of the difference in the exchange rate as of December 31, 2009 and December 31, 2010.

Index

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	December 31 2010	December 31, 2009
Professional fees	$91	$129
Payments due - termination of distributorship agreements	217	579
Accrued taxes payable	89	449
Customer credits and prepayments	242	439
Payroll and payroll related costs	320	507
Inventory and related costs	34	48
Commissions	185	129
Insurance	160	150
Other	323	359
Total accrued expenses	$1,661	$2,789

Customer credits includes amounts due customers in excess of amounts owed to the Company, including estimated credits due customers for estimated returns and co-op advertising and marketing allowances.

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

Effective May 1, 2008, Heeling Sports EMEA entered into an operating lease for office space in Brussels, Belgium for nine years with the option to terminate the lease at the end of each three year period. The information in the table below assumes that this lease will not be renewed after the second three year period. Payments under this lease agreement are made in Euros. Future minimum payments, included in the table below, have been estimated using the currency exchange rate as of December 31, 2010.

Effective April 1, 2008, Heeling Sports EMEA entered into an operating lease for office space in Munich, Germany for three years with an automatic renewal at the end of the initial three year lease unless six months notice is provided. This lease has been renewed for a period of one year from April 1, 2011 through March 31, 2012. The information in the table below does not include additional lease extensions. Payments under this lease agreement are made in Euros. Future minimum payments, included in the table below, have been estimated using the currency exchange rate as of December 31, 2010.

Effective May 1, 2008, Heeling Sports EMEA entered into an operating lease for office space in Annecy, France for nine years with the option to terminate the lease at the end of each three year period. This lease was not terminated at the end of the original three year period. The information in the table below assumes this lease will not be renewed after the second three year period. Payments under this lease agreement are made in Euros. Future minimum payments, included in the table below, have been estimated using the currency exchange rate as of December 31, 2010.

Future minimum rental payments under these agreements are as follows (in thousands):

Years Ending December 31,
2011	$299
2012	272
2013	264
2014	228
2015	128
Thereafter	-
$1,191

Rent expense for leased office space and warehouse space in Carrollton, Texas was $369,000 and $402,000 for 2010 and 2009, respectively. Rent expense for additional and temporary warehouse space was $3,700 and $76,000 for 2010 and 2009, respectively.

Third-Party Distribution Facility (Belgium) —The Company uses a third-party distribution facility in Belgium. The Company pays this third-party distributor fees and charges for services including storage, handling, processing and packing materials. These fees and charges are activity based and therefore fluctuate and as a result related future obligations cannot be quantified. This agreement is for one year with automatic one year renewal terms. The Company expensed $1.3 million related to this third-party distribution facility in 2010 and in 2009. These costs are included in general and administrative expenses.

Index

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Termination of Distributorship Agreements —During fiscal year 2008, the Company agreed to purchase a portion of the business operations, certain assets, and retain employees on a contractual basis of two of its former distributors in Germany and France. The details related to these activities are outlined below.

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

The primary assets acquired as a result of the termination of these distributorship agreements were the customer lists and goodwill. In addition, both of these former distributors agreed to not compete with the Company for a limited period of time. The fair value and the total amount paid for the acquired assets was $3.7 million (2.4 million Euro) based upon the amount at which the assets could be bought or sold in a current transaction between willing parties. As a result, the Company recorded goodwill of $1.9 million (1.2 million Euro) and intangibles (acquired customer relationships and non-compete) of $1.8 million (1.2 million Euro). As of December 31, 2010, the Company has paid $3.1 million (2.1 million Euro) for these acquired assets with the balance of $353,000 million (266,000 Euro) to be paid out over time in accordance with the terms of the agreements. As of December 31, 2010, $136,000 is recorded as other long term liability and $217,000 is recorded as a current liability.

Purchase Commitments —The Company had open inventory purchase commitments of $4.0 million at December 31, 2010.

Sourcing Agreement —On April 21, 2010 (effective as of May 1, 2010), the Company entered into an agreement with TGB, LLC, a New Jersey limited liability company (“TGB”), under which TGB is obligated to procure subcontractors to manufacture the Company’s products in accordance with certain specifications and applicable laws. Subject to the exceptions set forth in the agreement, during the term of the agreement, TGB will be the exclusive sourcer of the Company’s shoe products. Subject to the terms of, and during the initial term of the agreement, the Company must purchase a minimum of 1,000,000 pairs of product from TGB. The initial term expires on August 31, 2011 and will automatically renew for additional one year periods until either party provides 90 days advance written notice of termination prior to the end of the then applicable term.

Index

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revolving Credit Facility — In June 2010, the Company entered into a $500,000 revolving credit facility with a local bank for the purpose of issuing letters of credit to secure payment to one of its foreign manufacturers. As of December 31, 2010, there were no outstanding letters of credit. The revolving credit facility is secured by a $500,000 certificate of deposit.

Legal Proceedings —Due to the nature of the Company's products, from time to time the Company has to defend against personal injury and product liability claims arising out of personal injuries that allegedly are suffered using the Company's products. To date, none of these claims has had a material adverse effect on the Company. The Company is also engaged in various claims and legal proceedings relating to intellectual property matters, especially in connection with enforcing the Company's intellectual property rights against the various third parties importing and selling knockoff products domestically and internationally. Often, such legal proceedings result in counterclaims against the Company that the Company must defend. The Company believes that none of the pending personal injury, product liability or intellectual property legal matters will have a material adverse effect upon the Company's financial position, cash flows or results of operations. Litigation settlement payments related to intellectual property legal matters (whether received by the Company or paid by the Company) are reported as other income (expense) in the Company’s statement of operations. Legal fees related to intellectual property matters and associated enforcement are included in general and administrative expenses. In April 2010, the Company settled a potential patent and trademark lawsuit, in the Company’s favor, and collected $750,000, which is recorded as other income in the statement of operations.

10. INCOME TAXES

Components of income taxes were as follows (in thousands):

	December 31,
	2010	2009
Current expense (benefit):
Federal	$(3,112)	$(2,929)
State	(37)	61
Foreign	424	794
Total current expense (benefit), net	(2,725)	(2,074)
Deferred expense (benefit):
Federal	3,094	734
State	-	1
Foreign	(102)	(14)
Total deferred expense (benefit), net	2,992	721
Total income tax expense (benefit), net	$267	$(1,353)

A reconciliation of income tax computed at the U.S. federal statutory income tax rate of 35% to the provision for income taxes is as follows (in thousands):

	December 31,
	2010	2009

Tax at statutory rate	$(1,294)	$(2,269)
Non-deductible incentive stock option expense	61	124
Non-deductible penalties	(58)	5
Non-deductible legal expenses	-	882
State income taxes net of federal benefit	2	19
Increase (decrease) in valuation allowance	1,463	(209)
Increase in unrecognized tax benefits net of indirect benefits	43	21
Other	50	74
Total income tax expense (benefit), net	$267	$(1,353)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of significant items included in the Company's net deferred tax benefits (expense) were as follows (in thousands):

Index

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2010	2009

Current tax assets (liabilities):
Allowance for bad debts	$46	$74
Inventories	94	79
Prepaid expenses	(37)	(39)
Accrued expenses	90	96
State income taxes	-	422
Net operating loss carryovers	-	3,093
Other	37	25
Total net current deferred tax assets (liabilities)	230	3,750
Less: Valuation allowance	(240)	(572)
Net current deferred tax assets (liabilities)	(10)	3,178

Long-term tax assets (liabilities):
Fixed assets and intangibles	243	205
Tax method change	(30)	(61)
Net operating loss carryovers	1,737	5
State income taxes	128	120
Unremitted earnings foreign subsidiary	(48)	-
Share-based compensation	516	462
Other	109	-
Total net long-term deferred tax assets (liabilities)	2,655	731
Less: Valuation allowance	(2,531)	(803)
Net long-term deferred tax assets (liabilities)	124	(72)

Total deferred tax assets (net of deferred liabilities)	$114	$3,106

During the year ended December 31, 2010, the valuation allowance increased by approximately $1.4 million as the Company believes that it is more likely than not that certain U.S. deferred tax assets will not be realized as of December 31, 2010. As of December 31, 2010, a valuation allowance of $2.8 million had been recognized for deferred income taxes that may not be realized by the Company in future periods. As of December 31, 2010, the Company has a net operating loss of $5.0 million. This net operating loss expires in 2030.

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

A reconciliation of the consolidated liability for gross unrecognized income tax benefits (excluding penalties and interest) from January 1, 2009 to December 31, 2010, is as follows (in thousands):

	2010	2009
Balance at beginning of year	$1,257	$1,225
Decreases in prior year tax positions	(40)	-
Increases in prior year tax positions	84	56
Increases in current year tax positions	-	-
Settlements with taxing authorities	(936)	(24)
Lapse of statute of limitations	-	-
Balance at end of year	$365	$1,257

 If the Company were to prevail on all unrecognized tax benefits recorded, approximately $365,000 of the unrecognized tax benefits (excluding accrued interest and penalties) at December 31, 2010 would benefit the effective tax rate. Liabilities for unrecognized tax benefits are included in income taxes payable in the consolidated balance sheet. All unrecognized tax benefits have been classified as noncurrent liabilities.

Index

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties related to tax liabilities in general and administrative expenses. During the years ended December 31, 2010 and 2009, the Company recognized approximately $35,000 and $106,000 in interest and penalties, respectively. The Company has accrued $181,000 and $631,000 for interest and penalties at December 31, 2010 and 2009, respectively. Accrued interest and penalties are included within the related income tax liability line in the consolidated balance sheet. All unrecognized tax benefits have been classified as non-current liabilities.

The statute of limitation remains open for the Company's consolidated federal income tax returns for the tax years ended December 31, 2006 forward. The statute of limitations remains open for income tax returns filed in Belgium, Germany and France for tax years ended December 31, 2008 forward. State statutes are open for various years, depending on the jurisdiction. There are no income tax examinations currently in process.

11. STOCK-BASED COMPENSATION

In June 2006, the Company adopted the 2006 Stock Incentive Plan. On May 20, 2010, the Company adopted the 2006 Stock Incentive Plan, as amended and restated (the “2006 Plan”). The purpose of the 2006 Plan is to provide certain key employees, non-employee directors and consultants with a proprietary interest in the Company through the granting of stock options and awards of restricted stock units.

The Company has reserved 2,972,725 shares of common stock subject to the 2006 Plan and as of December 31, 2010 had 782,716 shares remaining available that may be granted to employees, consultants and nonemployee directors of the Company in the future. The 2006 Plan is administered by the compensation committee of the Company's board of directors, which selects the persons to whom awards will be granted, determines the number of shares to be subject to each grant, and prescribes the other terms and conditions of each grant, including performance criteria, the type of consideration to be paid to the Company upon exercise and the vesting schedule. Unless specifically provided otherwise in an individual award agreement under the 2006 Plan, if a change in control of the Company, as defined by the 2006 Plan, occurs, (a) all of the options issued under the 2006 Plan will accelerate and become fully vested and exercisable and (b) the forfeiture restrictions under the restricted unit award agreement may lapse and the unvested restricted stock units may become vested and released from the forfeiture restrictions under such award only if the change in control constitutes a “change in control” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended.

Stock Options

Stock option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant, generally vest over four years of continuous service and have a 10-year contractual life. Stock-based compensation is based on the estimated fair value of the award on the date of grant. The Company recognizes this cost using the straight-line method over the period during which an employee is required to provide service in exchange for the award—the requisite service period. No compensation cost is recognized for stock options for which employees do not, or are not expected to, render the requisite service.

The following summarizes stock option grants made by the Company during 2009 and 2010:

Date of Grant	Number of Shares Granted	Exercise Price
September 2009	350,000	$2.39
November 2009	20,000	$2.15
March 2010	40,000	$2.47
August 2010	82,000	$2.36
December 2010	20,000	$3.37

The exercise price per share was the fair value of the underlying stock at the grant date. All options granted vest and become exercisable in four equal cumulative installments on each successive anniversary date of the grant and have a contractual term of ten years.

The Company computed the fair value of the options granted using the Black-Scholes option pricing model and the following assumptions:

	September	November	March	August	December
	2009	2009	2010	2010	2010
Expected volatility	50.39%	50.26%	50.16%	50.16%	49.41%
Dividend yield	—	—	—	—	—
Risk-free interest rate	3.03%	2.87%	3.14%	2.00%	2.62%
Expected life (years)	6.25	6.25	6.25	6.25	6.25

Index

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following summarizes stock option transactions for the year ended December 31, 2010:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,604,713	$4.03	7.7	$600
Granted	142,000	$2.53
Exercised	—	—
Forfeited	226,000	$4.93
Outstanding at December 31, 2010	1,520,713	$3.76	6.8	$312,460
Exercisable at December 31, 2010	1,062,463	$4.18	6.0	$61,325
Vested at December 31, 2010	1,062,463	$4.18	6.0	$61,325
Unvested at December 31, 2010	458,250	$2.77	8.8	$251,135

Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option. If the fair value of the underlying stock is less than the exercise price of an option, there is no intrinsic value.

No options were exercised during 2010 or 2009.

The weighted average fair value of options granted during the years ended December 31, 2010 and 2009 was $1.27 and $1.23, respectively.

The total fair value of shares that vested during 2010 and 2009 was $488,000 and $606,000, respectively.

Stock-based compensation cost attributable to stock option awards was $386,000 and $525,000 for the years ended December 31, 2010 and 2009, respectively.

The portion of stock-based compensation included in cost of sales, selling and marketing, and general and administrative expenses during 2010 was $18,000, $16,000 and $352,000, respectively. The portion of stock-based compensation included in cost of sales, selling and marketing, and general and administrative expenses during 2009 was $96,000, $43,000 and $386,000, respectively.

The remaining unrecognized compensation cost related to unvested awards at December 31, 2010 is $637,000 and the weighted-average period of time over which this cost will be recognized is 2.7 years.

The Company has not capitalized any stock-based compensation costs at December 31, 2010 or 2009. There have been no significant modifications to stock option awards during 2010 or 2009.

All unvested options at December 31, 2010 are expected to vest.

Index

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units

On August 25, 2010, the board of directors of the Company, upon recommendation of the compensation committee of the board of directors of the Company, approved an award (the “Award”) of restricted stock units (“Units”) to the Chief Executive Officer of the Company (the “Grantee”). The Award is designated as a performance award subject to the terms and conditions of the 2006 Plan and the underlying award agreement.

To support the Company’s focus on creating long-term stockholder value, the Award is subject to performance criteria based on earnings per share of the Company (“EPS”) during the period beginning May 1, 2010 and ending December 31, 2012 (the “Performance Period”). EPS will be determined by dividing the Company’s consolidated net income or loss by the number of basic common shares of the Company for the period May 1, 2010 through December 31, 2010 and each of the twelve-month periods beginning January 1 and ending December 31 for 2011 and 2012 (each, a “Performance Year”). If at the end of the Performance Period, the Grantee’s Continuous Service (as defined in the 2006 Plan) has not been terminated, earned Units will vest and common stock of the Company will be issued to the Grantee. The number of shares of common stock of the Company awarded to the Grantee will be based on the fair market value of the Company’s common stock on the date of grant ($2.36).

The calculation of the number of Units that will vest at the end of the Performance Period is based on an average of the EPS performance level achieved during each Performance Year. The underlying award agreement identifies three EPS performance levels, with the number of Units subject to vesting expressed as a percentage of a specified target award of 95,339 Units, as follows:

Threshold EPS Performance	Target EPS Performance	Maximum EPS Performance
Level	Level	Level
(as a % of Target)	(as a % of Target)	(as a % of Target)
50%	100%	200%

If the threshold EPS performance level for each Performance Year is not achieved, the number of Units subject to vesting will be zero. If the target EPS performance level for each Performance Year was achieved, the number of Units subject to vesting would have been 95,399 and if the maximum EPS performance level was achieved for each Performance Year, the number of Units subject to vesting would have been 190,678. Threshold performance for the period May 1, 2010 through December 31, 2010 was not achieved and, based on assumptions as of December 31, 2010, the Company estimated that threshold performance would not be achieved for the two remaining Performance Years and that none of the awarded Units would be earned and as a result no compensation expense has been recognized in 2010.

The Company determines the fair value of restricted stock unit awards based on the closing trade price of the Company’s common stock on the date of grant. Compensation cost is recognized using the straight-line method over the Performance Period. The amount of compensation cost recognized is based upon the estimated number of Units expected to be earned. The Company reassesses this estimate at each reporting period and adjusts the total amount of compensation expense to be recognized accordingly.

The following summarizes restricted stock unit transactions for the year ended December 31, 2010:

	Performance Units		Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2009	—		$-
Granted	190,678		$2.36
Forfeited	63,559		$2.36
Earned & Converted	—		$-
Outstanding at December 31, 2010	127,119	(1)	$2.36

If threshold EPS is met for at least one of the remaining Performance Years 15,890 Units would be earned with a total compensation cost of $37,500. If maximum EPS is met for both of the remaining Performance Years 127,119 Units would be earned with a total compensation cost of $300,000.

Index

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. OTHER EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) Retirement Plan (the "401(k) Plan"). All employees of Heeling Sports Limited who are 21 years of age or older are eligible to enroll in the 401(k) Plan. The Company expensed contributions of $48,000 and $46,000 during 2010 and 2009, respectively.

13. RELATED-PARTY TRANSACTIONS

The Company's patent attorney is also a stockholder of the Company. The Company capitalized (patents and trademarks) $120,000 and $101,000 in 2010 and 2009, respectively; and expensed (general and administrative) $854,000 and $728,000 in 2010 and 2009, respectively, of fees and expenses paid to this attorney’s law firm. Additionally, this patent attorney's law firm provides general corporate legal counsel to the Company. The Company expensed $114,000 and $203,000 for these services during 2010 and 2009, respectively. This expense is included in general and administrative expense. The Company owed $158,000 and $136,000 to this law firm as of December 31, 2010 and 2009, respectively.

Effective as of April 30, 2008, the Company's Senior Vice President resigned his position with the Company and entered into a Consulting Agreement with the Company. The Consulting Agreement terminated on June 30, 2010. Under the Consulting Agreement, the former Senior Vice President (the "Consultant") provided the Company (i) consulting services relating to mergers and acquisitions, (ii) support services in connection with the prosecution or defense of litigation, arbitration, business, or investigatory matter relating to the Company, and (iii) other services agreed upon by the parties. The primary compensation under the Consulting Agreement was (i) a fee for merger and acquisition services to be paid in 25 monthly installments of $10,780 per month beginning June 30, 2008, (ii) success fees more fully described in the Consulting Agreement and equal to varying percentages of the total value of certain mergers or acquisitions originated by the Consultant, (iii) a fee of $125 per hour (up to a maximum of $1,000 per day) for litigation support services rendered, and (iv) a fee of $125 per hour (up to a maximum of $1,000 per day for actual time billed) for services rendered for matters other than merger and acquisition services or litigation support. The Company also reimbursed the Consultant for his expenses incurred in connection with the performance of his services under the Consulting Agreement. The Company's former Senior Vice President continues to remain as a member of the Company's Board of Directors. Options previously granted to the former Senior Vice President continued to vest in accordance with the Heelys, Inc. 2006 Stock Incentive Plan so long as he was a member of the Company's Board of Directors. As of June 30, 2010, all options had fully vested. The Company recognized $65,000 and $129,000 in expense related to the Consulting Agreement in 2010 and 2009, respectively. These charges are included in general and administrative expenses. As of December 31, 2010 and 2009, no payable existed related to the Consulting Agreement.

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

Pursuant to the Settlement Agreement, HSL and Elan-Polo agreed to, among other things, settle the Lawsuit and release any claims against the other party, Elan-Polo acknowledged the validity and enforceability of HSL's patents, agreed not to contest the validity of such patents, and agreed not to seek any patent rights with respect to the Two-Wheel Shoe Skates that were the subject matter of the Company's infringement claims. Elan-Polo agreed to cease use of the "Spinners" logo and to never use any of HSL's trademarks, including marks such as HEELYS, HEELIES, WHEELIES, WHEELYS, or any mark or logo that may be confusingly similar to any of HSL's or the Company's trademarks. Elan-Polo represented to HSL that 1,210,000 pairs of Two-Wheel Shoe Skates were manufactured on behalf of Elan-Polo in 2007, and that those were the only wheeled footwear that Elan-Polo had manufactured. Elan-Polo agreed to pay the Company an aggregate of $1,400,000 in connection with settling the Lawsuit, and such payments are to be made, as follows: $750,000 upon execution of the Settlement Agreement, $250,000 in June 2008; $250,000 in February 2009; and $150,000 in February 2010. In addition, if HSL and Elan-Polo agreed to extend the Technology License Agreement, which was entered into in connection with the Settlement Agreement and is discussed further below, for a fourth year, then Elan-Polo was required to pay HSL another $150,000. Elan-Polo further agreed to indemnify, defend and hold harmless HSL and the Company against certain claims, losses and expenses.

As part of the settlement, HSL and Elan-Polo entered into a Technology License Agreement, pursuant to which Elan-Polo was granted a limited license to manufacture and sell only to certain approved mass-retailers located in the United States and Canada (the "Approved Retailers") no more than 750,000 pairs of Two-Wheel Shoe Skates with non-removable wheels for the period ending March 10, 2009, no more than 750,000 pairs of Two-Wheel Shoe Skates with non-removable wheels for the one year period from March 11, 2009 through March 10, 2010, and no more than 150,000 pairs of such shoe skates for the one year period from March 11, 2010 through March 10, 2011. With both parties agreement prior to March 10, 2011, Elan-Polo would have had the right to sell to the Approved Retailers no more than 150,000 pairs of Two-Wheel Shoe Skates with non-removable wheels during the one year period from March 11, 2011 through March 10, 2012. Additionally, Elan-Polo agreed to assign all of its improvements or innovations related to any wheeled footwear to HSL during the pendency of the Technology License Agreement, and for a period thereafter.

Index

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the Technology License Agreement, HSL granted Elan-Polo a license to explore interest from the Approved Retailers to place an order to purchase wheeled footwear with certain wheel configurations different from the Two-Wheel Shoe Skates with non-removable wheels, but no right to sell such wheeled footwear.

The Technology License Agreement provided Elan-Polo with a royalty free license each year to manufacture a certain number of pairs of the Two-Wheel Shoe Skates, after which a royalty was due as provided by the Technology License Agreement. HSL could terminate the Technology License Agreement if Elan-Polo failed to pay the royalties due thereunder, or otherwise breached the Technology License Agreement. The Technology License Agreement remained in effect until March 10, 2011, unless extended by the Parties by agreement. The Technology License Agreement was not extended.

The Company recognized $250,000 of income related to the Settlement Agreement during 2009. This income is reported in other income. As of December 31, 2010, the Company has not recognized any royalties in connection with the Technology License Agreement.

15. SEGMENT REPORTING

The Company designs, markets and distributes innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. The primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. Operating results are assessed based on geographic areas to make decisions about necessary resources and in assessing performance. Consequently, based on the nature of the financial information that is received by the chief executive officer as chief operating decision maker, the Company has two reportable segments for financial reporting purposes. Each segment derives revenue primarily from the sale of HEELYS-wheeled footwear. Intercompany balances and transactions have been eliminated.

	Year Ended December 31, 2010
	(In thousands)

	Domestic	International	Unallocated	Consolidated
Net Sales	$8,641	$21,795	$-	$30,436
Cost of Sales	6,033	11,750	-	17,783
Gross Profit	2,608	10,045	-	12,653
Selling, General and Administrative Expenses	8,646	7,868	883	17,397
Income (Loss) from Operations	(6,038)	2,177	(883)	(4,744)
Other (Income) Expense, net	(905)	165	(280)	(1,020)
Income (Loss) before Income Taxes	$(5,133)	$2,012	$(603)	$(3,724)

Inventory impairment (included in cost of sales)	$352	$-	$-	$352
Depreciation and amortization (included in cost of sales)	$109	$-	$-	$109
Depreciation and amortization (included in SG&A)	$342	$319	$-	$661

	Year Ended December 31, 2009
	(In thousands)

	Domestic	International	Unallocated	Consolidated
Net Sales	$15,157	$28,620	$-	$43,777
Cost of Sales	12,214	15,897	-	28,111
Gross Profit	2,943	12,723	-	15,666
Selling, General and Administrative Expenses	9,229	7,506	6,099	22,834
Income (Loss) from Operations	(6,286)	5,217	(6,099)	(7,168)
Other (Income) Expense, net	(294)	(188)	(208)	(690)
Income (Loss) before Income Taxes	$(5,992)	$5,405	$(5,891)	$(6,478)

Inventory impairment (included in cost of sales)	$1,099	$-	$-	$1,099
Depreciation and amortization (included in cost of sales)	$100	$-	$-	$100
Depreciation and amortization (included in SG&A)	$390	$328	$-	$718

Index

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 Other income attributed to domestic operations, includes interest income of $80,000 and $61,000 in 2010 and 2009, respectively, earned on cash (including cash equivalents) and investments, and other income of $825,000 in 2010 and $233,000 in 2009. Other income is primarily attributable to settlements of patent and trademark litigations. Litigation settlement payments related to intellectual property legal matters (whether received by the Company or paid by the Company) are reported as other income (expense) and attributed to domestic operations. During the second quarter of 2010, the Company settled a potential patent and trademark lawsuit, in the Company’s favor, in the amount of $750,000. In 2009, the Company recognized $250,000 of income related to the settlement agreement entered into with Elan-Polo, Inc. Legal fees related to intellectual property matters and associated enforcement are included in general and administrative expenses and are also attributed to domestic operations.

Other income (expense), net, attributed to international operations, is primarily gains (losses) generated by transactions denominated in a currency different from the functional currency of the Belgian entity.

Although the international operations benefit from centrally managed costs, such as compensation of the Company’s executive officers and product development efforts, these costs have not been allocated to the international operations and are fully attributed to domestic operations.

Unallocated items, included in the tables above, include professional fees incurred at the consolidated level, including fees for tax, accounting and other consulting and professional services, fees paid to members of the Company's board of directors, directors' and officers' insurance, other miscellaneous costs directly attributable to operating as a public company and interest income earned on monies and investments held at the Heelys, Inc. entity level.

	As of December 31, 2010
	Domestic	International	Unallocated	Consolidated
	(in thousands)
Total Assets	$28,535	$9,292	$43,987	$81,814
Property and Equipment, net	$692	$106	$-	$798
Goodwill	$-	$1,568	$-	$1,568

	As of December 31, 2009
	Domestic	International	Unallocated	Consolidated
	(in thousands)
Total Assets	$31,157	$11,236	$46,847	$89,240
Property and Equipment, net	$724	$132	$-	$856
Goodwill	$-	$1,696	$-	$1,696

Unallocated assets, included in the tables above, are primarily cash (including cash equivalents) and investments held at the Heelys, Inc. entity level. As of December 31, 2009, unallocated assets also included a $2.9 million receivable for an income tax refund as a result of the carryback claim filed for the federal net operating losses related to 2008.

Index

HEELYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Because the functional currency of the Company’s Belgian entity is the Euro, which is different than the Company’s reporting currency with is the U.S. dollar, the assets of the Belgian entity are translated at the rate of exchange as of the balance sheet date. The change in the U.S. dollar value of goodwill is solely the result of the impact of the fluctuation in the exchange rate.

16. SUBSEQUENT EVENTS

On February 22, 2011, a subsidiary of Heelys, Inc., Heeling Sports Limited (”HSL”), and Privee AG Corporation (“Privee AG”), the Company’s independent distributor in Japan, entered into a Termination Agreement (the “Termination Agreement”), pursuant to which HSL and Privee AG agreed to mutually terminate the distributor agreement between them (the “Distributor Agreement”), effective as of February 28, 2011, which is the expiration date of the current term of the Distributor Agreement. The Company has determined that, after the Termination Date, it will have the Company’s newly formed Japanese subsidiary distribute Company products in Japan. Under the Termination Agreement, the Company agreed on or before April 30, 2011 to cause its newly formed subsidiary to purchase all of Privee AG’s then unsold products at a price agreed upon by the parties. The purchase price will be dependent upon the amount of unsold inventory and the exchange rate on the date the unsold products are purchased. Based upon the Company’s estimate of Privee AG’s existing inventory of Company products and the current exchange rate, it is anticipated that the purchase price may be between US$2,250,000 and US$2,600,000.

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth certain financial information for the periods indicated. The data is prepared on the same basis as the audited consolidated financial statements. All recurring, necessary adjustments are reflected in the data below.

	Three months ended
	3/31/09	6/30/09	9/30/09	12/31/09	3/31/10	6/30/10	9/30/10	12/31/10
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net Sales	$9,249	$12,402	$10,751	$11,375	$6,652	$8,804	$8,248	$6,732
Gross Profit	$3,398	$4,078	$3,667	$4,523	$3,183	$3,715	$3,276	$2,479
Net Income (Loss)	$(1,310)	$(1,590)	$(1,102)	$(1,123)	$(1,182)	$473	$(69)	$(3,213)

Earnings (Loss) per share
Basic	$(0.05)	$(0.06)	$(0.04)	$(0.04)	$(0.04)	$0.02	$(0.00)	$(0.12)
Diluted	$(0.05)	$(0.06)	$(0.04)	$(0.04)	$(0.04)	$0.02	$(0.00)	$(0.12)
Weighted average shares outstanding:
Basic	27,571	27,571	27,571	27,571	27,571	27,571	27,571	27,571
Diluted	27,571	27,571	27,571	27,571	27,571	27,571	27,571	27,571