Form 10-Q
period 2011-03-31
Heelys, Inc.
filed 2011-05-12
CIK 1373980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of common stock	Outstanding as of May 9, 2011
Par value $0.001 per share	27,571,052

Index

Index

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” the “Company” and “Heelys” refer to Heelys, Inc., a Delaware corporation, and its direct and indirect subsidiaries.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HEELYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,494	$35,320
Investments	37,081	32,299
Accounts receivable, net of allowances of $253 and $237, respectively	4,369	3,135
Inventories	10,031	6,810
Prepaid expenses and other current assets	1,257	689
Income tax receivable	43	-
Deferred income taxes	17	8

Total current assets	78,292	78,261

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,994 and $1,906, respectively	773	798
PATENTS AND TRADEMARKS, net of accumulated amortization of $1,388 and $1,355, respectively	364	372
INTANGIBLE ASSETS, net of accumulated amortization of $1,017 and $891, respectively	649	689
GOODWILL	1,668	1,568
DEFERRED INCOME TAXES	133	126

TOTAL ASSETS	$81,879	$81,814

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,356	$1,089
Accrued liabilities	2,310	1,661
Income taxes payable	437	506
Deferred income taxes	15	18

Total current liabilities	4,118	3,274

LONG TERM LIABILITIES:
Income taxes payable	469	547
Deferred income taxes	2	2
Other long term liabilities	218	219

TOTAL LIABILITIES	4,807	4,042

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 75,000,000 shares authorized; 27,571,052 shares issued and outstanding as of March 31, 2011 and December 31, 2010	28	28
Additional paid-in capital	65,789	65,691
Retained earnings	11,358	12,541
Accumulated other comprehensive loss	(103)	(488)

Total stockholders' equity	77,072	77,772

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$81,879	$81,814

See notes to condensed consolidated financial statements.

Index

HEELYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,

	2011	2010

NET SALES	$6,103	$6,652
COST OF SALES	3,094	3,469

GROSS PROFIT	3,009	3,183

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling and marketing	1,507	1,405
General and administrative	2,605	2,808

Total selling, general and administrative expenses	4,112	4,213

LOSS FROM OPERATIONS	(1,103)	(1,030)

OTHER (INCOME) EXPENSE
Interest (income) expense, net	(90)	(75)
Other (income)	(3)	(26)
Exchange (gain) loss, net	55	132

Total other (income) expense, net	(38)	31

LOSS BEFORE INCOME TAXES	(1,065)	(1,061)
INCOME TAX EXPENSE	118	121

NET LOSS	$(1,183)	$(1,182)

LOSS PER SHARE:
Basic and diluted	$(0.04)	$(0.04)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	27,571	27,571

See notes to condensed consolidated financial statements.

Index

HEELYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,

	2011	2010
OPERATING ACTIVITIES:
Net Loss	$(1,183)	$(1,182)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	190	200
Accretion (amortization) of premium (discount) on investments, net	195	104
Accrued interest income	(249)	(211)
Deferred income taxes	(10)	(64)
Stock-based compensation	98	147
Unrealized exchange loss (gain), net	43	143
Changes in operating assets and liabilities:
Accounts receivable	(1,073)	(130)
Inventories	(3,066)	(543)
Prepaid expenses and other current assets	(303)	(315)
Accounts payable	220	584
Accrued liabilities	598	(7)
Income taxes payable/receivable	(222)	3,201

Net cash (used in) provided by operating activities	(4,762)	1,927

INVESTING ACTIVITIES:
Purchases of investments	(7,453)	(7,982)
Proceeds from maturities of investments	2,476	-
Purchases of equipment	(49)	(26)
Increase in patents and trademarks	(26)	(41)

Net cash used in investing activities	(5,052)	(8,049)

FINANCING ACTIVITIES:
Payment for previously acquired goodwill and intangible assets	(35)	(200)

Net cash used in financing activities	(35)	(200)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	23	(137)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,826)	(6,459)

CASH AND CASH EQUIVALENTS, beginning of period	35,320	39,370

CASH AND CASH EQUIVALENTS, end of period	$25,494	$32,911

See notes to condensed consolidated financial statements.

Index

HEELYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

Business Description — The Company designs, markets and distributes innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. The primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS are distributed directly to retail stores in the United States and certain other countries, and through international wholesale distributors.

The Company initially incorporated as Heeling, Inc. in Nevada in 2000. The Company was reincorporated in Delaware in August 2006 and changed its name to Heelys, Inc. Through its general and limited partner interests, Heelys, Inc. owns 100% of Heeling Sports Limited, a Texas limited partnership, which was formed in May 2000.

In February 2008, the Company formed Heeling Sports EMEA SPRL, a Belgium corporation and indirect wholly-owned subsidiary of the Company, with offices in Brussels, Belgium, and branch offices in Germany and France, primarily to manage the Company's European operations. In February 2011, the Company formed Heeling Sports Japan K.K., a Japanese corporation and indirect wholly-owned subsidiary of the Company, with offices in Tokyo, to manage its operations in Japan and to take over distribution in that country effective March 1, 2011.

Basis Of Presentation — Unaudited Condensed Interim Consolidated Financial Information — In the opinion of management, all adjustments necessary for a fair presentation of results of operations for the periods presented have been included in the accompanying unaudited condensed consolidated financial statements of the Company. Such adjustments consist of normal recurring items. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and include the information and notes required by those instructions. The unaudited condensed consolidated balance sheet data as of December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Accordingly, the unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010.

Cash Equivalents — Cash equivalents consist of highly liquid investments with original maturity dates of three months or less when purchased. Cash equivalents at March 31, 2011 and December 31, 2010 consist of an investment in the Fidelity Money Market Fund of $12.4 million and $18.9 million, respectively. Investments in the Fidelity Money Market Fund are valued using observable inputs.

Concentration of Risk — The Company maintains substantially all of its cash and cash equivalents in financial institutions in amounts that exceed U.S. federally insured limits or in international jurisdictions where either insurance is not provided or in amounts that exceed amounts guaranteed by the local government or other governmental agencies. Investments in the Fidelity Money Market Fund are not insured. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

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

Index

	Three Months Ended March 31,
	2011	2010
Numerator— net loss available to common stockholders	$(1,183)	$(1,182)
Denominator:
Weighted average common stock outstanding for basic loss per share	27,571	27,571
Effect of dilutive securities:
Stock options	–	–
Restricted stock units	–	–

Adjusted weighted average common stock and assumed conversions for diluted loss per share	27,571	27,571

Stock options to purchase approximately 1.5 million and 1.6 million shares of common stock were excluded from the computation of diluted loss per share for the three months ended March 31, 2011 and 2010, respectively, because the effect of their inclusion would be anti-dilutive. Restricted stock units convertible into approximately 236,000 shares of common stock were excluded from the computation of diluted loss per share for the three months ended March 31, 2011, because the effect of their inclusion would have been anti-dilutive. Restricted stock units were not awarded prior to August 2010.

3. RECENT ACCOUNTING PROUNCEMENTS

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance was effective for the Company beginning January 1, 2011. There was no impact on the Company’s consolidated financial position, cash flows or results of operations as a result of this adoption.

4. INVESTMENTS

Investments consist of the following:

	As of March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Aggregate Fair Value(2)	Maturities
	(In thousands)
Current held-to-maturity securities
Certificate of deposit(3)	$500	$-	$-	$500	May-2011
Commercial paper	11,728	7	-	11,735	May-2011 thru Oct-2011
Corporate bonds	16,905	9	(7)	16,907	Apr-2011 thru Dec-2011
Municipal bonds	7,948	13	(6)	7,955	Jun-2011 thru Nov-2011
Total current held-to-maturity securities	$37,081	$29	$(13)	$37,097

Index

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Aggregate Fair Value(2)	Maturities
	(In thousands)
Current held-to-maturity securities
Certificate of deposit(3)	$500	$-	$-	$500	May-2011
Commercial paper	12,462	3	(4)	12,461	Jan-2011 thru Oct-2011
Corporate bonds	13,302	15	(14)	13,303	Jan-2011 thru Nov-2011
Municipal bonds	6,035	-	(11)	6,024	Jun-2011 thru Nov-2011
Total current held-to-maturity securities	$32,299	$18	$(29)	$32,288

(1)
One of the Company’s investments (a municipal bond) has been in an unrealized loss position (fair value less than book value) since its acquisition in December 2009. The Company considered the facts and circumstances of this investment, including the severity of the unrealized loss ($3,000 and $9,000 at March 31, 2011 and December 31, 2010, respectively), the credit quality rating (A+ Moody’s rating) and length of time to maturity (investment matures June 2011), and determined that no adjustment to recognize this loss was necessary. No other investments have had continuous unrealized loss positions longer than 12 months.

(2)
Aggregate fair values for commercial paper and bonds were determined using a third-party pricing service. This third-party pricing service uses the market approach to value these investments (Level 2 fair value hierarchy).

(3)	This certificate of deposit is pledged as collateral for a $500,000 revolving credit facility the Company entered into in June 2010.

All investments as of March 31, 2011 and as of December 31, 2010 are classified as held-to-maturity since the Company has the intent and ability to hold these investments to maturity. Investments in debt securities (commercial paper, municipal bonds and corporate bonds) are reported at cost, adjusted for premiums and discounts that are recognized in interest income, using a method that approximates the effective interest method, over the period to maturity. The Company considers as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current.

5. SIGNIFICANT CUSTOMERS

Customers of the Company consist of retail stores in the United States and certain other countries, and international wholesale distributors. The customers, individually or considered as a group under common ownership, which accounted for greater than 10% of net sales during the periods reflected, were as follows:

	Accounts Receivable		Net Sales
	March 31,	December 31,	Three Months Ended March 31,
	2011	2010	2011	2010
Oxylane Group	27%	19%	16%	16%
Privee AG Corporation	-	-	-	14%

Oxylane Group is a French sporting goods retail chain operating under the name Decathlon.

Privee AG Corporation (“Privee AG”) was the Company's independent distributor in Japan. On November 25, 2010, the Company notified Privee AG that it would not be renewing its distributor agreement with Privee AG. On February 28, 2011, the Company’s distributor agreement with Privee AG terminated. In February 2011, the Company formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary, to manage its operations and to take over distribution in Japan effective March 1, 2011.

Index

6. ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Professional fees	$129	$91
Payments due - termination of distributorship agreements	211	217
Accrued taxes payable	264	89
Customer credits and prepayments	249	242
Payroll and payroll related costs	456	320
Inventory and related costs	47	34
Commissions	359	185
Insurance	156	160
Other	439	323
Total accrued expenses	$2,310	$1,661

Customer credits includes amounts due customers in excess of amounts owed to the Company, including estimated credits due customers for estimated returns and co-op advertising and marketing allowances.

7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments — The Company had open purchase commitments of $6.3 million at March 31, 2011 for the purchase of inventory.

Revolving Credit Facility — In June 2010, the Company entered into a $500,000 revolving credit facility with a local bank for the purpose of issuing letters of credit to secure payment to one of its foreign manufacturers. As of March 31, 2011, there were no outstanding letters of credit. The revolving credit facility is secured by a $500,000 certificate of deposit.

Legal Proceedings — Due to the nature of the Company's products, from time to time the Company has to defend against personal injury and product liability claims arising out of personal injuries that allegedly are suffered using the Company's products. To date, none of these claims has had a material adverse effect on the Company. The Company is also engaged in various claims and legal proceedings relating to intellectual property matters, especially in connection with enforcing the Company's intellectual property rights against the various third parties importing and selling knockoff products domestically and internationally. Often, such legal proceedings result in counterclaims against the Company that the Company must defend. The Company believes that none of the pending personal injury, product liability or intellectual property legal matters will have a material adverse effect upon the Company's financial position, cash flows or results of operations. Litigation settlement payments related to intellectual property legal matters (whether received by the Company or paid by the Company) are reported as other income (expense) in the Company’s statement of operations. Legal fees related to intellectual property matters and associated enforcement are included in general and administrative expenses.

8. INCOME TAXES

The statute of limitations remains open for the Company’s consolidated federal income tax returns for the tax years ended December 31, 2006 forward. For income tax returns filed in Belgium, Germany and France, the statute of limitations remains open for the tax years ended December 31, 2008 forward. State statutes are open for various years, depending on the jurisdiction. The Company has been notified that its federal income tax return for the tax year ended December 31, 2007 will be reviewed. The Company does not expect this review to result in any material changes to that return.

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

The Company recognized income tax expense of $118,000 for the three months ended March 31, 2011, representing an effective income tax rate of (11.1)%, compared to income tax expense of $121,000 for the three months ended March 31, 2010, representing an effective income tax rate of (11.4)%. The effective rate differs from the statutory federal rate of 35% primarily due to domestic operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%, as well as for certain other items, such as state and local taxes and non-deductible expenses. While the Company did not record the benefit of domestic losses for the current period, profits and losses in its European operations resulted in income tax expense of $118,000 for the three months ended March 31, 2011. The Company operates in multiple jurisdictions and its business is impacted by seasonality which causes variability in the consolidated effective tax rate during the year. The Company continually reviews its assertion regarding its valuation allowance, which includes an analysis of multiple factors, including projections, reversal of deferred tax liabilities, and tax planning strategies.

As of March 31, 2011, there have been no material changes in the Company’s gross unrecognized tax benefits or accrued interest and penalties. All unrecognized tax benefits have been classified as noncurrent liabilities. The Company classifies interest and penalties related to unrecognized tax benefits as interest expense and general and administrative expense, respectively.

Index

9. STOCKHOLDERS’ EQUITY

Total stockholders’ equity decreased $700,000 to $77.1 million at March 31, 2011, from $77.8 million at December 31, 2010. Additional paid-in-capital increased $98,000 as a result of recognition of stock-based compensation expense. Retained earnings decreased $1.2 million solely as a result of the net loss recognized for the three months ended March 31, 2011. Accumulated other comprehensive loss decreased $385,000 as a result of translating the foreign currency financial statements of Heeling Sports EMEA SPRL and Heeling Sports Japan K.K., as of and for the three months ended March 31, 2011, into U.S. dollars.

10. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three months ended March 31, 2011 and 2010 was as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(1,183)	$(1,182)
Gain (Loss) on foreign currency translation	385	(295)
Comprehensive loss, net	$(798)	$(1,477)

11. SEGMENT REPORTING

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

	Three Months Ended March 31, 2011
	(In thousands)

	Domestic	International	Unallocated	Consolidated
Net Sales	$1,663	$4,440	$-	$6,103
Cost of Sales	994	2,100	-	3,094
Gross Profit	669	2,340	-	3,009
Selling, General and Administrative Expenses	1,607	2,202	303	4,112
Income (Loss) from Operations	(938)	138	(303)	(1,103)
Other (Income) Expense, net	(16)	54	(76)	(38)
Income (Loss) before Income Taxes	$(922)	$84	$(227)	$(1,065)

	Three Months Ended March 31, 2010
	(In thousands)

	Domestic	International	Unallocated	Consolidated
Net Sales	$1,926	$4,726	$-	$6,652
Cost of Sales	1,324	2,145	-	3,469
Gross Profit	602	2,581	-	3,183
Selling, General and Administrative Expenses	1,896	1,942	375	4,213
Income (Loss) from Operations	(1,294)	639	(375)	(1,030)
Other (Income) Expense, net	(55)	138	(52)	31
Income (Loss) before Income Taxes	$(1,239)	$501	$(323)	$(1,061)

Other income attributed to domestic operations includes interest income earned on cash (including cash equivalents) and investments, as well as other income primarily attributable to settlements of patent and trademark litigation. Litigation settlement payments related to intellectual property legal matters (whether received by the Company or paid by the Company) are attributed to domestic operations. Legal fees related to intellectual property matters and associated enforcement are included in general and administrative expenses and are also attributed to domestic operations.

Other income (expense), net, attributed to international operations is primarily gains (losses) generated by transactions denominated in a currency different from the functional currency of the Company’s Belgian and Japanese subsidiaries.

Although the Company’s international operations benefit from centrally managed costs, such as compensation of the Company’s executive officers and product development efforts, these costs have not been allocated to the international operations and are fully attributed to domestic operations.

Unallocated items, included in the tables above, include professional fees incurred at the consolidated level, including fees for tax, accounting and other consulting and professional services, fees paid to members of the Company's board of directors, premiums for directors' and officers' insurance, other miscellaneous costs directly attributable to operating as a public company, as well as interest income earned on monies and investments held at the Heelys, Inc. entity level.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements due to known and unknown risks, uncertainties and other factors. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as modified and supplemented by Part II, Item 1A of this Quarterly Report on Form 10-Q, and similar discussions in our other Securities and Exchange Commission filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the Securities and Exchange Commission, before deciding to purchase, hold or sell our securities. We do not have any intention or obligation to update forward-looking statements included in this Quarterly Report on Form 10-Q after the date of this Quarterly Report on Form 10-Q, except as required by law. In addition, the following discussion should be read in conjunction with the information presented in our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

We are a designer, marketer and distributor of innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. Our primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS-wheeled footwear allows the user to seamlessly transition from walking or running to rolling by shifting weight to the heel. Users can transform HEELYS-wheeled footwear into street footwear by removing the wheel. We believe our distinctive product offering and our HEELYS brand is synonymous with a popular lifestyle activity. For the three months ended March 31, 2011 and 2010, approximately 99% of our net sales was derived from the sale of HEELYS-wheeled footwear. The remainder of our net sales was derived from the sale of our Nano™ inline footboard (2011 only) and branded accessories, such as replacement wheels.

We were initially incorporated as Heeling, Inc. in Nevada in 2000. In August 2006, we reincorporated in Delaware and changed our name to Heelys, Inc. Through our general and limited partner interests, we own 100% of Heeling Sports Limited, a Texas limited partnership, which was formed in May 2000. In February 2008, we formed Heeling Sports EMEA SPRL, a Belgium corporation and indirect wholly-owned subsidiary, with offices in Brussels, Belgium, primarily to manage our operations in Europe, the Middle East and Africa. In February 2011, we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary, with offices in Tokyo, to manage our operations in Japan and to take over the distribution of our products in that country effective March 1, 2011.

Financial Overview — First Quarter of 2011:

Domestic sales decreased $263,000, or 13.7%, when compared to the same period last year. The difference was related to sales in 2010 to a discount retailer at a lower average price per pair. In addition, the U.S. had $0.5 million in open orders for shipments in the first quarter of 2011 that were pushed to the second quarter due to production delays.

 International sales decreased $286,000, or 6.1%, when compared to the same period last year. The decline was primarily due to sales losses in Japan resulting from the transition from our prior distributor and the March earthquake and softness in sales in our French and German markets, offset by significantly higher sales in our Italian and Russian markets.

Gross profit margins increased to 49.3%, from 47.9% for the same period last year. The margin improvement was primarily the result of sales in Q1 of last year to discount retailers in the U.S. at a lower average price per pair, combined with cost reductions in how the Company procures product that were implemented during the second half of 2010.

Cash and cash equivalents and investments decreased $5.0 million to $62.6 million as of March 31, 2011. The reduction in cash and cash equivalents was primarily the result of inventory purchased from our former Japanese distributor as part of our termination settlement, inventory purchased to support business operations in the second quarter of 2011 and timing in the collection of receivables from Oxylane Group, a French sporting goods retail chain operating under the name Decathlon.

Index

Results of Operations

Net Sales

	Three Months Ended March 31,

	2011	2010
Net Sales (in thousands)
Domestic	$1,663	$1,926
International	4,440	4,726
Consolidated	$6,103	$6,652

Net Sales (as % of Consolidated Net Sales)
Domestic	27.2%	29.0%
International	72.8%	71.0%
	100.0%	100.0%

Domestically, our net sales decreased $263,000, or 13.7%, to $1.7 million for the three months ended March 31, 2011, from $1.9 million for the three months ended March 31, 2010. This decrease in net sales was the result of lower unit sales of our HEELYS-wheeled footwear, which decreased by 18,000 pairs, or 22.2%, to 63,000 pairs during the three months ended March 31, 2011, from 81,000 pairs during the three months ended March 31, 2010, offset by an increase in the average sales price per pair. The decrease in unit sales, and the increase in average sales price per pair, is attributable to reduced sales of aged inventory to a discount retailer. During the three months ended March 31, 2010, we sold 17,000 pairs of certain older styles of our wheeled-footwear, at a reduced price per pair, to a discount retailer in an effort to reduce our excess inventories. We did not sell any products to this retailer during the three months ended March 31, 2011.

Internationally, our net sales decreased $286,000, or 6.1%, to $4.4 million for the three months ended March 31, 2011, from $4.7 million for the three months ended March 31, 2010. This decrease was the result of lower unit sales of our HEELYS-wheeled footwear, which decreased by 14,000 pairs, or 10.9%, to 114,000 pairs during the three months ended March 31, 2011, from 128,000 pairs during the three months ended March 31, 2010. Unit sales to independent distributors in our European, Middle East and African markets (“EMEA”) increased 17,000 pairs, from 13,000 pairs during the three months ended March 31, 2010, to 30,000 pairs during the three months ended March 31, 2011. This increase is primarily due to increased sales to our independent distributor in Russia. The increase in pairs sold to independent distributors in our EMEA markets was offset by a decrease in unit sales to independent distributors in our non-EMEA markets, which decreased 35,000 pairs, to 3,000, pairs during the three months ended March 31, 2011, from 38,000 pairs during the three months ended March 31, 2010. This decrease in pairs sold in our non-EMEA markets is the result of decreased sales in our Japanese market, where we took over direct distribution effective March 1, 2011. The decrease in sales in the Japanese market is due to the transition from distribution through an independent distributor to direct distribution and the impact of the recent earthquake and tsunami-related events in Japan which resulted in business disruptions during the quarter. Unit sales in our German and French market decreased 21,000 pairs, or 30.4%, to 48,000 pairs during the three months ended March 31, 2011, from 69,000 pairs during the three months ended March 31, 2010. We believe the decrease in unit sales in our German market is primarily due to retailers being more cautious when placing orders to minimize their inventory levels and inventory related risks. The decrease in unit sales in our French markets is primarily due to decreased sales to Oxylane Group, a French sporting goods retail chain operating under the name Decathlon, which we believe is due to a decrease in consumer demand. The decreases in pairs sold in our German and French markets were offset by an increase in unit sales in our Italian market, which increased 25,000 pairs, from 8,000 pairs for the three months ending March 31, 2010, to 33,000 pairs for the three months ended March 31, 2011, which is attributable to market expansion in the Italian territory.

Gross Profit

	Three Months Ended March 31,

	2011	2010
Gross Profit (in thousands)
Domestic	$669	$602
International	2,340	2,581
Consolidated	$3,009	$3,183

Gross Profit (%)
Domestic	40.2%	31.3%
International	52.7%	54.6%
Consolidated	49.3%	47.9%

Index

Domestically, gross profit margin increased from 31.3% for the three months ended March 31, 2010, to 40.2% for the three months ended March 31, 2011. This increase in gross profit margin is the result of a higher average price per pair sold as a result of a decrease in sales to discount retailers and a decrease in costs directly attributable the procurement of our inventory.

Internationally, gross profit margin decreased to 52.7% for the three months ended March 31, 2011, from 54.6% for the three months ended March 31, 2010. The decrease in gross profit margin is primarily due to the impact the fluctuations in the exchange rate between the U.S. dollar (“USD”) and the Euro had on our inventory cost. We pay for our inventory in USD and sell to customers in our German, French and Italian markets in Euro. During the three months ended March 31, 2011, we sold inventory in these markets that we had purchased in 2010 when the exchange rate (USD to Euro) was unfavorable to the Euro, which resulted in a higher inventory value and lower margins on those sales.

Selling and Marketing Expense

	Three Months Ended March 31,

	2011	2010
Selling & Marketing (in thousands)
Domestic	$497	$485
International	1,010	920
Consolidated	$1,507	$1,405

Domestically, selling and marketing expense, excluding commissions and payroll and payroll related expenses, increased $12,000, from $181,000 for the three months ended March 31, 2010, to $193,000 for the three months ended March 31, 2011. During the three months ended March 31, 2010, we recognized a benefit of $44,000 resulting from the reversal of unused co-operative advertising reserves; during the three months ended March 31, 2011, we recognized a cost of $13,000 for co-operative advertising reserves. This net change in co-operative advertising costs was offset by a decrease in consumer advertising and related costs, which decreased $33,000, to $106,000 for the three months ended March 31, 2011, from $139,000 for the three months ended March 31, 2010. The decrease in consumer advertising and related costs is due to reduced 2010 holiday advertising campaign carryover into the first quarter resulting from management’s decision to focus advertising efforts during the fourth quarter of 2010.

Internationally, selling and marketing expense, excluding commissions and payroll and payroll related expenses, decreased $161,000, to $312,000 for the three months ended March 31, 2011, from $473,000 for the three months ended March 31, 2010, primarily as a result of a $174,000 decrease in consumer advertising and related costs (including event marketing and website development costs to support an advertising campaign); offset by a $17,000 increase in public relations costs directly attributable to the opening of our office in Japan. During the three months ended March 31, 2010, we launched a viral marketing campaign in France which was not repeated during the current year. The decrease in consumer advertising is due to timing of holidays which resulted in holiday marketing campaigns shifting from March to April during 2011.

Commissions on domestic sales decreased $18,000, or 20.9%, to $68,000 for the three months ended March 31, 2011, from $86,000 for the three months ended March 31, 2010, as a result of the decrease in domestic sales.

Internationally, commissions increased $197,000, from $200,000 for the three months ended March 31, 2010, to $397,000 for the three months ended March 31, 2011, due to increased sales in the Italian market where we sell directly to retailers through an independent agent who is paid commissions on those sales.

Payroll and payroll related costs attributable to our domestic operations increased $18,000, from $220,000 for the three months ended March 31, 2010, to $238,000 for the three months ended March 31, 2011, as a result of changes in employee headcount. For our international operations, payroll and payroll related costs increased $54,000, from $248,000 for the three months ended March 31, 2010, to $302,000 for the three months ended March 31, 2011, primarily as a result of the opening of our Japanese subsidiary during the first quarter of 2011.

General and Administrative Expense

	Three Months Ended March 31,

	2011	2010
General & Administrative (in thousands)
Domestic	$1,110	$1,411
International	1,192	1,022
Unallocated	303	375
Consolidated	$2,605	$2,808

Index

Consolidated general and administrative expenses, excluding unallocated costs, decreased $131,000, to $2.3 million for the three months ended March 31, 2011, from $2.4 million for the three months ended March 31, 2010. Legal and other fees related to our intellectual property and associated enforcement efforts decreased $233,000, to $155,000 for the three months ended March 31, 2011, from $388,000 for the three months ended March 31, 2010. This decrease is a combination of differing enforcement actions during the periods and an overall cost containment effort by management. Product development and related costs decreased $62,000, to $49,000 for the three months ended March 31, 2011, from $111,000 for the three months ended March 31, 2010, primarily as a result of reduced employee headcount. Shipping and handling costs increased $38,000, from $471,000 for the three months ended March 31, 2010, to $509,000 for the three months ended March 31, 2011, primarily as a result of an increase in shipments out of our warehouse in Belgium to fulfill sales to retailers in our Italian market. There was an overall increase of $127,000 in general and administrative expense which was directly attributable to the opening of our office in Japan.

Unallocated costs are those costs that are directly attributable to operating as a public company, as well as professional fees incurred at the consolidated level, including fees for tax, accounting and other consulting and professional services. The decrease in unallocated costs is primarily due to decreased legal and related professional fees.

Other (Income) Expense, net

	Three Months Ended March 31,

	2011	2010
Other (Income) Expense (in thousands)
Interest (income) expense, net	$(90)	$(75)
Other (income)	(3)	(26)
Exchange (gain) loss, net	55	132
Consolidated	$(38)	$31

The increase in interest income (expense), net is primarily due to a $12,000 decrease in interest expense accrued on liabilities related to uncertain tax positions resulting from the settlement of certain outstanding state tax liabilities during the second quarter of 2010, which resulted in a decrease in liabilities related to uncertain tax positions of approximately $976,000.

Other income is the result of settlements of patent and trademark litigations. Litigation settlement payments related to intellectual property legal matters (whether received by the Company or paid by the Company) are reported as other income (expense). Legal fees related to intellectual property matters and associated enforcement are included in general and administrative expenses. All settlements during the three months ended March 31, 2011 and 2010 were settled in the Company’s favor.

Gains/losses resulting from foreign currency transactions are mainly attributable to an intercompany loan due to our U.S. entity from our Belgian entity which must be repaid in USD.

Income Taxes

We recognized income tax expense of $118,000 for the three months ended March 31, 2011, representing an effective income tax rate of (11.1)%, compared to income tax expense of $121,000 for the three months ended March 31, 2010, representing an effective income tax rate of (11.4)%. Our effective rate differs from the statutory federal rate of 35% primarily due to domestic operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%, as well as for certain other items, such as state and local taxes and non-deductible expenses. While we did not record the benefit of domestic losses for the current period, profits and losses in our European operations resulted in income tax expense of $118,000 for the three months ended March 31, 2011. We operate in multiple jurisdictions and our business is impacted by seasonality which causes variability in the consolidated effective tax rate during the year. We continually review our assertion regarding the valuation allowance, which includes an analysis of multiple factors, including projections, reversal of deferred tax liabilities and tax planning strategies.

Liquidity and Capital Resources

Our primary cash need is for working capital, which we generally fund with cash flows from operating activities, and may be impacted by fluctuations in demand for our products, investments in our infrastructure and expenditures on marketing and advertising. At March 31, 2011, we had a total of $25.5 million in cash and cash equivalents and $37.1 million in investments. Our investments will mature during the next 12 months and include investments in certificates of deposit ($500,000) and debt securities ($36.6 million). The certificate of deposit, which matures in May 2011, is pledged as collateral for a $500,000 revolving credit facility that the Company entered into in June 2010 with a local bank for the purpose of issuing letters of credit to secure payment to one of our foreign manufacturers.

The Company has an investment policy, the purpose of which is to establish sound investment guidelines for the ongoing management of the Company’s excess cash and investments. The policy provides guidelines on, among other things, investment term limitations, permitted investments, credit quality, single issuer concentration and corporate debt sector concentrations. In all categories of investments, emphasis is placed on securities of high quality subject to the following quality limitations at the time of investment:

Index

•	U.S. Treasury and other U.S. Federal Agencies, debentures or mortgages;
•	$1 net asset value money market mutual funds governed by SEC Rule 2a-7;
•	Commercial Paper (minimum A-1/P-1/F-10); Corporate Notes (minimum A or better); and
•	Municipal Debt (short-term: minimum A-1/P-1 or equivalent; long term: A or better).

Cash used in operating activities for the three months ended March 31, 2011 was $4.8 million, compared to cash provided of $1.9 million for the same period last year, which was primarily the result of the collection of a $2.9 million income tax refund during the three months ended March 31, 2010. The increase in accounts receivable during the three months ended March 31, 2011 is due to timing and primarily attributable to sales to Oxylane Group. The increase in inventory is primarily the result of inventory we purchased from Privee AG, which will be used to fulfill sales in our Japanese market.

Our cash flows from changes in operating assets/liabilities are subject to seasonality.

As of March 31, 2011, we have open purchase commitments of $6.3 million for the purchase of inventory. These commitments are expected to be settled during the second and third quarters of 2011.

Net cash used in investing activities for the three months ended March 31, 2011 and 2010 is primarily the result of investment activity of our excess cash.

Cash used in financing activities for the three months ended March 31, 2011, as well as for the three months ended March 31, 2010, was for payments of our previously acquired goodwill and intangibles associated with the termination of agreements with our former independent distributors in the German and French markets in 2008. As of March 31, 2011, we have outstanding liabilities of $339,000 due to these former independent distributors, $211,000 of which are recorded as a current liabilities and are expected to be settled during the next 12 months.

We believe our cash flows from operating activities, together with the cash on hand (including cash equivalents) and investments, will be sufficient to meet our liquidity needs and capital expenditure requirements for at least the next 12 months.

Contractual Obligations and Commercial Commitments

Except as discussed below, there were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

In April 2011, we reached an agreement to terminate our sourcing agreement with TGB, LLC (“TGB”). Under the sourcing agreement, TGB acted as our exclusive sourcing agent for procuring subcontractors to manufacture certain of our products. From and after the termination of that sourcing agreement, we are not required to (and will not) purchase any other products from TGB under the sourcing agreement and, instead, will purchase products directly from independent manufacturers.

Seasonality

Similar to other vendors of footwear products, sales of our products are subject to seasonality. There are three major buying seasons in footwear: spring/summer, back-to-school and holiday. We offer two primary lines: spring/summer and a combined back-to-school/holiday line. A few new styles will typically be added for the holiday season. Shipments for spring/summer take place during the first quarter and early weeks of the second quarter; shipments for back-to-school generally begin in June and finish in late August; and shipments for the holiday season begin in October and finish in early December. Historically, we have experienced greater revenues in the second half of the year than those in the first half due to a concentration of shopping around the back-to-school and holiday seasons.

Vulnerability Due to Customer Concentration / Geographical Concentration

For the three months ended March 31, 2011 and 2010, Oxylane Group accounted for 16.2% and 15.6% of our net sales, respectively.

Privee AG accounted for 13.8% of our net sales during the three months ended March 31, 2010. Privee AG was the Company's independent distributor in Japan. On November 25, 2010, the Company notified Privee AG that it would not be renewing its distributor agreement with Privee AG. On February 28, 2011, the Company’s distributor agreement with Privee AG terminated. In February 2011, we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary, to manage our operations and to take over distribution of our products in Japan effective March 1, 2011. There were no sales to either Privee AG or direct to retailers in Japan during the three months ended March 31, 2011.

For the three months ended March 31, 2011 and 2010, our Italian market accounted for 25% and 6% of our net sales, respectively; our French market accounted for 22% and 27%, respectively; and our German market accounted for 12% and 20%, respectively.

Index

No other retail customer or independent distributor accounted for 10% or more of our net sales in either of these periods. We anticipate that our net sales may remain concentrated for the foreseeable future. If any of our significant retail customers or independent distributors decreases its purchases of our products or stops purchasing our products, or if we are unable to efficiently take over distribution of our products in Japan, our net sales and results of operations could be adversely affected.

Recent Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934) as of March 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2011 were effective.

Inherent Limitations on Effectiveness of Controls. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control deficiencies and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors

Except with respect to the risk factors discussed below, there were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or results of operations.

Due to the termination of our sourcing agreement with TGB, the following risk factor is no longer applicable us:

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

The termination of our sourcing agreement with TGB also requires the modification to a risk factor disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, which is modified to read in its entirety as follows:

Index

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

All of our products are produced by independent manufacturers with which we do not have long-term contracts. As such, any of our manufacturers could unilaterally terminate its relationship with us or increase the prices it charges us at any time. Our limited number of independent manufacturers produce all of our HEELYS-wheeled footwear. Consequently, if any such manufacturers close, stop producing merchandise for us or greatly increase prices, these actions could result in delayed deliveries to our retail customers, could adversely affect our revenue and results of operations, and could require the establishment of new manufacturing relationships, which could require significant additional time and expense.

The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010 are further updated to include the following:

Our takeover of distribution in Japan and the March 2011 earthquake and tsunami-related events in the region could have a material adverse effect on our results of operations.

In February 2011, we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary of the Company, with offices in Tokyo, to manage our operations and to take over distribution of our products in Japan, effective March 1, 2011. Prior to March 1, 2011, our products were distributed in Japan through an independent wholesale distributor. Sales to this independent distributor in Japan accounted for 18% of our net sales for the year ended December 31, 2010. We face risks related to the Company’s takeover of distribution of its products in Japan, including our capacity to efficiently distribute our products and the potential for lack of realization of inventory values. Further, the March 2011 earthquake in Japan and related tsunami, nuclear and other disasters, including the impact of infrastructure and other damages and disruptions on retailers, manufacturers and other market participants throughout the region, such as reduced customer spending, have impacted, and may continue to impact, the demand for, and pricing elements of, our products and, as a result, may adversely affect our results of operations.

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

Item 5.   Other Information

Not applicable.

Index

Item 6.   Exhibits

Exhibit No.	Description
10.1
Termination Agreement, dated as of February 22, 2011, and effective as of February 28, 2011, by and between Heeling Sports Limited and Privee AG Corporation (incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on February 24, 2011).

10.2
Summary of terms of 2011 Management Incentive Plan (which plan is not set forth in any formal plan document) (incorporated by reference to Exhibit 10.33 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 10, 2011).*

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEELYS, INC.

Date: May 12, 2011	By:	/s/ Thomas C. Hansen
Thomas C. Hansen
Chief Executive Officer (Principal Executive Officer)

HEELYS, INC.

Date: May 12, 2011	By:	/s/ Craig D. Storey
Craig D. Storey
Chief Financial Officer (Principal Accounting Officer)

Index

INDEX TO EXHIBITS

Exhibit No.	Description
10.1
Termination Agreement, dated as of February 22, 2011, and effective as of February 28, 2011, by and between Heeling Sports Limited and Privee AG Corporation (incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on February 24, 2011).

10.2
Summary of terms of 2011 Management Incentive Plan (which plan is not set forth in any formal plan document) (incorporated by reference to Exhibit 10.33 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 10, 2011).*

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