Form 10-Q
period 2011-06-30
Heelys, Inc.
filed 2011-08-11
CIK 1373980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of common stock	Outstanding as of August 3, 2011
Par value $0.001 per share	27,571,052

Index

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” the “Company” and “Heelys” refer to Heelys, Inc., a Delaware corporation, and its direct and indirect subsidiaries.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

HEELYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,238	$35,320
Investments	32,440	32,299
Accounts receivable, net of allowances of $281 and $237, respectively	5,372	3,135
Inventories	9,307	6,810
Prepaid expenses and other current assets	982	689
Income tax receivable	116	-
Deferred income taxes	8	8

Total current assets	77,463	78,261

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,076 and $1,906, respectively	729	798
PATENTS AND TRADEMARKS, net of accumulated amortization of $1,422 and $1,355, respectively	348	372
INTANGIBLE ASSETS, net of accumulated amortization of $1,116 and $891, respectively	580	689
GOODWILL	1,703	1,568
DEFERRED INCOME TAXES	164	126

TOTAL ASSETS	$80,987	$81,814

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,168	$1,089
Accrued liabilities	2,436	1,661
Income taxes payable	94	506
Deferred income taxes	18	18

Total current liabilities	3,716	3,274

LONG TERM LIABILITIES:
Income taxes payable	663	547
Deferred income taxes	19	2
Other long term liabilities	248	219

TOTAL LIABILITIES	4,646	4,042

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 75,000,000 shares authorized; 27,571,052 shares issued and outstanding as of June 30, 2011 and December 31, 2010	28	28
Additional paid-in capital	65,890	65,691
Retained earnings	10,385	12,541
Accumulated other comprehensive income (loss)	38	(488)

Total stockholders' equity	76,341	77,772

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$80,987	$81,814

See notes to condensed consolidated financial statements.

Index

HEELYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

NET SALES	$8,342	$8,804	$14,445	$15,456
COST OF SALES	4,432	5,089	7,526	8,558

GROSS PROFIT	3,910	3,715	6,919	6,898

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling and marketing	2,055	1,428	3,562	2,833
General and administrative	2,923	2,361	5,528	5,169

Total selling, general and administrative expenses	4,978	3,789	9,090	8,002

LOSS FROM OPERATIONS	(1,068)	(74)	(2,171)	(1,104)

OTHER (INCOME) EXPENSE
Interest (income) expense, net	(72)	(105)	(162)	(180)
Other income	(6)	(751)	(9)	(777)
Exchange (gain) loss, net	(59)	135	(4)	267

Total other (income) expense, net	(137)	(721)	(175)	(690)

INCOME (LOSS) BEFORE INCOME TAXES	(931)	647	(1,996)	(414)
INCOME TAX EXPENSE	42	174	160	295

NET INCOME (LOSS)	$(973)	$473	$(2,156)	$(709)

INCOME (LOSS) PER SHARE:
Basic and diluted	$(0.04)	$0.02	$(0.08)	$(0.03)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	27,571	27,571	27,571	27,571

See notes to condensed consolidated financial statements.

Index

HEELYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,

	2011	2010
OPERATING ACTIVITIES:
Net Loss	$(2,156)	$(709)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	384	396
Accretion (amortization) of premium (discount) on investments, net	320	235
Accrued interest income	(112)	(100)
Deferred income taxes	(11)	(64)
Stock-based compensation	196	239
Unrealized exchange (gain) loss, net	(6)	303
Changes in operating assets and liabilities:
Accounts receivable	(2,043)	1,420
Inventories	(2,280)	(244)
Prepaid expenses and other current assets	(131)	(77)
Accounts payable	6	839
Accrued liabilities	799	(221)
Income taxes payable/receivable	(450)	1,703
Net cash (used in) provided by operating activities	(5,484)	3,720

INVESTING ACTIVITIES:
Purchases of investments	(25,681)	(19,688)
Proceeds from maturities of investments	25,220	10,000
Purchases of equipment	(104)	(105)
Increase in patents and trademarks	(44)	(74)
Net cash used in investing activities	(609)	(9,867)

FINANCING ACTIVITIES:
Payment for previously acquired goodwill and intangible assets	(99)	(306)
Net cash used in financing activities	(99)	(306)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	110	(428)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,082)	(6,881)
CASH AND CASH EQUIVALENTS, beginning of period	35,320	39,370
CASH AND CASH EQUIVALENTS, end of period	$29,238	$32,489

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

In February 2008, the Company formed Heeling Sports EMEA SPRL, a Belgium corporation and indirect wholly-owned subsidiary of the Company, with offices in Brussels, and branch offices in Germany and France, primarily to manage the Company's European operations. In February 2011, the Company formed Heeling Sports Japan K.K., a Japanese corporation and indirect wholly-owned subsidiary of the Company, with offices in Tokyo, to manage its operations in Japan and to take over distribution in that country effective March 1, 2011.

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

2. CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with original maturity dates of three months or less when purchased. Cash equivalents at June 30, 2011 and December 31, 2010 consist of an investment in the Fidelity Money Market Fund of $12.7 million and $18.9 million, respectively. Investments in the Fidelity Money Market Fund are valued using observable inputs.

3. CONCENTRATION OF RISK

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

4. INCOME (LOSS) PER SHARE

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

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator— net income (loss) available to common stockholders	$(973)	$473	$(2,156)	$(709)
Denominator:
Weighted average common stock outstanding for basic income (loss) per share	27,571	27,571	27,571	27,571
Effect of dilutive securities:
Stock options	–	–	–	–
Restricted stock units	–	–	–	–

Adjusted weighted average common stock and assumed conversions for diluted income (loss) per share	27,571	27,571	27,571	27,571

Stock options to purchase approximately 1.5 million shares of common stock were excluded from the computation of diluted loss per share for the three and six months ended June 30, 2011, and stock options to purchase approximately 1.6 million shares of common stock were excluded from the computation of diluted income (loss) per share for the three and six months ended June 30, 2010, because the effect of their inclusion would be anti-dilutive. Restricted stock units convertible into approximately 780,000 and 508,000 shares of common stock were excluded from the computation of diluted loss per share for the three and six months ended June 30, 2011, respectively, because the effect of their inclusion would have been anti-dilutive. Restricted stock units were not awarded prior to August 2010.

5. RECENT ACCOUNTING PROUNCEMENTS

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to make the presentation of items within other comprehensive income (“OCI”) more prominent. The new standard will require companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of OCI in the statement of stockholders’ equity. This new standard is effective for the Company beginning January 1, 2012, with early adoption permitted. The adoption of this new standard may change the order in which certain financial statements are presented and provide additional detail in those financial statements when applicable, but will not have any other impact on the Company’s financial statements.

Index

6. INVESTMENTS

Investments consist of the following:

	As of June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Aggregate Fair Value(2)	Maturities
	(In thousands, except table notes)
Current held-to-maturity securities
Certificate of deposit(3)	$500	$-	$-	$500	Aug-2011
Commercial paper	16,374	11	-	16,385	Jul-2011 thru Dec-2011
Corporate bonds	7,714	-	(6)	7,708	Sep-2011 thru Jun-2012
Municipal bonds	7,852	-	(6)	7,846	Jul-2011 thru Jun-2012
Total current held-to-maturity securities	$32,440	$11	$(12)	$32,439

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Aggregate Fair Value(2)	Maturities
	(In thousands, except table notes)
Current held-to-maturity securities
Certificate of deposit(3)	$500	$-	$-	$500	May-2011
Commercial paper	12,462	3	(4)	12,461	Jan-2011 thru Oct-2011
Corporate bonds	13,302	15	(14)	13,303	Jan-2011 thru Nov-2011
Municipal bonds	6,035	-	(11)	6,024	Jun-2011 thru Nov-2011
Total current held-to-maturity securities	$32,299	$18	$(29)	$32,288

(1)
One of the Company’s investments (a municipal bond) had been in an unrealized loss position (fair value less than book value) since its acquisition in December 2009. The Company considered the facts and circumstances of this investment, including the severity of the unrealized loss ($9,000 at December 31, 2010), the credit quality rating (A+ Moody’s rating) and length of time to maturity (investment matured July 1, 2011), and determined that no adjustment was necessary to recognize this loss. Investment matured at its full face amount. No other investments have had continuous unrealized loss positions longer than 12 months.

(2)
Aggregate fair values for commercial paper and bonds were determined using a third-party pricing service. This third-party pricing service uses the market approach to value these investments (Level 2 fair value hierarchy).

(3)
In May 2010 the Company purchased a $500,000 certificate deposit as collateral for a revolving credit facility that the Company entered into with a local bank for the purpose of issuing letters of credit to secure payment to one of its foreign manufacturers. The revolving credit facility was no longer required and was closed, and the certificate of deposit matured, during the second quarter of 2011. A certificate of deposit in the same amount of $500,000 was purchased in May 2011.

Index

All investments as of June 30, 2011 and as of December 31, 2010 are classified as held-to-maturity since the Company has the intent and ability to hold these investments to maturity. Investments in debt securities (commercial paper, municipal bonds and corporate bonds) are reported at cost, adjusted for premiums and discounts that are recognized in interest income, using a method that approximates the effective interest method, over the period to maturity. The Company considers as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current.

7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Professional fees	$83	$91
Payments due - termination of distributorship agreements	97	217
Accrued taxes payable	142	89
Customer credits and prepayments	320	242
Payroll and payroll related costs	587	320
Inventory and related costs	336	150
Commissions	352	185
Insurance	154	160
Other	365	207
Total accrued liabilities	$2,436	$1,661

Customer credits include amounts due to customers in excess of amounts owed to the Company, including estimated credits due to customers for estimated returns and co-op advertising and marketing allowances.

8. COMMITMENTS AND CONTINGENCIES

Purchase Commitments — The Company had open purchase commitments of $2.6 million at June 30, 2011 for the purchase of inventory.

Revolving Credit Facility — In June 2010, the Company entered into a $500,000 revolving credit facility with a local bank for the purpose of issuing letters of credit to secure payment to one of its foreign manufacturers. The revolving credit facility was no longer required and was closed during the second quarter of 2011.

Legal Proceedings — Due to the nature of the Company's products, from time to time the Company has to defend against personal injury and product liability claims arising out of personal injuries that allegedly are suffered using the Company's products. To date, none of these claims has had a material adverse effect on the Company. The Company is also engaged in various claims and legal proceedings relating to intellectual property matters, especially in connection with enforcing the Company's intellectual property rights against the various third parties importing and selling knockoff products domestically and internationally. Often, such legal proceedings result in counterclaims against the Company that the Company must defend. The Company believes that none of the pending personal injury, product liability or intellectual property legal matters will have a material adverse effect upon the Company's financial position, cash flows or results of operations. Litigation settlement payments related to intellectual property legal matters (whether received by the Company or paid by the Company) are reported as other income (expense) in the Company’s consolidated statements of operations. Legal fees related to intellectual property matters and associated enforcement are included in general and administrative expenses.

9. INCOME TAXES

The statute of limitations remains open for the Company’s consolidated federal income tax returns for the tax years ended December 31, 2006 forward. For income tax returns filed in Belgium, Germany and France, the statute of limitations remains open for the tax years ended December 31, 2008 forward. State statutes are open for various years, depending on the jurisdiction. The Company’s federal income tax return for the tax year ended December 31, 2007 is currently being reviewed by the Internal Revenue Service. The Company does not expect this review to result in any material changes to that return.

Index

The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, interest has been classified in the financial statements as interest expense and penalties as general and administrative expense.

The Company recognized income tax expense of $160,000 for the six months ended June 30, 2011, representing an effective income tax rate of (8.0)%, compared to income tax expense of $295,000 for the six months ended June 30, 2010, representing an effective income tax rate of (71.3)%. The effective rate differs from the statutory federal rate of 35% primarily due to domestic operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%, as well as for certain other items, such as state and local taxes and non-deductible expenses. While the Company did not record the benefit of domestic losses for the current period, profits and losses in its European operations resulted in income tax expense of $160,000 for the six months ended June 30, 2011. The Company operates in multiple jurisdictions and its business is impacted by seasonality which causes variability in the consolidated effective tax rate during the year. The Company continually reviews its assertion regarding its valuation allowance, which includes an analysis of multiple factors, including projections, reversal of deferred tax liabilities, and tax planning strategies.

As of June 30, 2011, there have been no material changes in the Company’s gross unrecognized tax benefits or accrued interest and penalties. All unrecognized tax benefits have been classified as noncurrent liabilities. The Company classifies interest and penalties related to unrecognized tax benefits as interest expense and general and administrative expense, respectively.

10. STOCKHOLDERS’ EQUITY

Total stockholders’ equity decreased $1.4 million to $76.3 million at June 30, 2011, from $77.8 million at December 31, 2010. Additional paid-in-capital increased as a result of the recognition of stock-based compensation expense. Retained earnings decreased solely as a result of the net loss recognized for the six months ended June 30, 2011. Changes in accumulated other comprehensive income (loss) are the result of translating the foreign currency financial statements of Heeling Sports EMEA SPRL and Heeling Sports Japan K.K., as of and for the six months ended June 30, 2011, into U.S. dollars.

11. COMPREHENSIVE LOSS

Comprehensive loss for the three months and six months ended June 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$(973)	$473	$(2,156)	$(709)
Gain (loss) on foreign currency translation	141	(510)	526	(805)
Comprehensive loss	$(832)	$(37)	$(1,630)	$(1,514)

Index

12. SEGMENT REPORTING

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

	Three Months Ended June 30, 2011
	(In thousands)

	Domestic	International	Unallocated	Consolidated
Net Sales	$2,738	$5,604	$-	$8,342
Cost of Sales	1,588	2,844	-	4,432
Gross Profit	1,150	2,760	-	3,910
Selling, General and Administrative Expenses	1,815	2,956	207	4,978
Income (Loss) from Operations	(665)	(196)	(207)	(1,068)
Other (Income) Expense, net	(14)	(52)	(71)	(137)
Income (Loss) before Income Taxes	$(651)	$(144)	$(136)	$(931)

	Three Months Ended June 30, 2010
	(In thousands)

	Domestic	International	Unallocated	Consolidated
Net Sales	$2,221	$6,583	$-	$8,804
Cost of Sales	1,508	3,581	-	5,089
Gross Profit	713	3,002	-	3,715
Selling, General and Administrative Expenses	1,769	1,937	83	3,789
Income (Loss) from Operations	(1,056)	1,065	(83)	(74)
Other (Income) Expense, net	(773)	135	(83)	(721)
Income (Loss) before Income Taxes	$(283)	$930	$-	$647

	Six Months Ended June 30, 2011
	(In thousands)

	Domestic	International	Unallocated	Consolidated
Net Sales	$4,402	$10,043	$-	$14,445
Cost of Sales	2,582	4,944	-	7,526
Gross Profit	1,820	5,099	-	6,919
Selling, General and Administrative Expenses	3,423	5,158	509	9,090
Income (Loss) from Operations	(1,603)	(59)	(509)	(2,171)
Other (Income) Expense, net	(30)	2	(147)	(175)
Income (Loss) before Income Taxes	$(1,573)	$(61)	$(362)	$(1,996)

	Six Months Ended June 30, 2010
	(In thousands)

	Domestic	International	Unallocated	Consolidated
Net Sales	$4,147	$11,309	$-	$15,456
Cost of Sales	2,832	5,726	-	8,558
Gross Profit	1,315	5,583	-	6,898
Selling, General and Administrative Expenses	3,665	3,879	458	8,002
Income (Loss) from Operations	(2,350)	1,704	(458)	(1,104)
Other (Income) Expense, net	(828)	273	(135)	(690)
Income (Loss) before Income Taxes	$(1,522)	$1,431	$(323)	$(414)

Other income attributed to domestic operations includes interest income earned on cash (including cash equivalents) and investments, as well as other income primarily attributable to settlements of patent and trademark litigation. Litigation settlement payments related to intellectual property legal matters (whether received by the Company or paid by the Company) are attributed to domestic operations. Legal fees related to intellectual property matters and associated enforcement are included in general and administrative expenses and are attributed to either domestic or international operations as appropriate.

Index

Other income (expense), net, attributed to international operations is primarily gains (losses) generated by transactions denominated in a currency different from the functional currency of the Company’s Belgian and Japanese subsidiaries.

Although the Company’s international operations benefit from centrally managed costs, such as compensation of the Company’s executive officers, product development efforts and operating related insurance coverage, these costs have not been allocated to the international operations and are fully attributed to domestic operations.

Unallocated items, included in the tables above, include professional fees incurred at the consolidated level, including fees for tax, accounting and other consulting and professional services that are not directly attributed to operating either the domestic or international business, fees paid to members of the Company's board of directors, premiums for directors' and officers' insurance, other miscellaneous costs directly attributable to operating as a public company, as well as interest income earned on monies and investments held at the Heelys, Inc. entity level.

Sales in the Company’s Italian market accounted for 25% of consolidated net sales for both the three and six months ended June 30, 2011. Sales in the French market accounted for 16% and 19% of consolidated net sales for the three and six months ended June 30, 2011, respectively; and in the German market 8% and 10%, respectively. For the three and six months ended June 30, 2010, sales in the Company’s Italian market accounted for 8% and 7% of consolidated net sales, respectively; in the French market 21% and 23%, respectively; and in the German market 14% and 17%, respectively. No other country, other than the United States, accounted for 10% or more of the Company’s consolidated net sales for the three and six months ended June 30, 2011 and 2010.

Customers of the Company consist of retail stores in the United States and certain other countries, and international wholesale distributors. The customers, individually or considered as a group under common ownership, which accounted for greater than 10% of net sales during the periods reflected, were as follows:

	Accounts Receivable		Net Sales		Net Sales
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010
Oxylane Group	23%	19%	13%	13%	14%	14%
Privee AG Corporation	-	-	-	19%	-	17%

Oxylane Group is a French sporting goods retail chain operating under the name Decathlon.

Privee AG Corporation (“Privee AG”) was the Company's independent distributor in Japan. On November 25, 2010, the Company notified Privee AG that it would not be renewing its distributor agreement. On February 28, 2011, the Company’s distributor agreement with Privee AG terminated. In February 2011, the Company formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary, to manage its operations and to take over distribution in Japan effective March 1, 2011.

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

Index

Business Overview

We are a designer, marketer and distributor of innovative, action sports-inspired products under the HEELYS brand targeted to the youth market. Our primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS-wheeled footwear allows the user to seamlessly transition from walking or running to rolling by shifting weight to the heel. Users can transform HEELYS-wheeled footwear into street footwear by removing the wheel. We believe our distinctive product offering and our HEELYS brand is synonymous with a popular lifestyle activity. For the three and six months ended June 30, 2011 and 2010, approximately 99% of our net sales was derived from the sale of HEELYS-wheeled footwear. The remainder of our net sales was derived from the sale of our Nano™ inline footboard (2011 only) and branded accessories, such as replacement wheels. In Europe, during the second half of the year, we will begin to distribute other brands besides HEELYS. These brands will include Airbak backpacks, Tony Hawk skateboards and Blazer Pro scooters and accessories.

We were initially incorporated as Heeling, Inc. in Nevada in 2000. In August 2006, we reincorporated in Delaware and changed our name to Heelys, Inc. Through our general and limited partner interests, we own 100% of Heeling Sports Limited, a Texas limited partnership, which was formed in May 2000. In February 2008, we formed Heeling Sports EMEA SPRL, a Belgium corporation and indirect wholly-owned subsidiary, with offices in Brussels, primarily to manage our operations in Europe, the Middle East and Africa. In February 2011, we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary, with offices in Tokyo, to manage our operations in Japan and to take over the distribution of our products in that country effective March 1, 2011.

Financial Overview — Second Quarter of 2011

Domestic sales increased $517,000, or 23.3%, for the three months ended June 30, 2011, when compared to the same period last year, primarily as a result of increased unit sales of our HEELYS-wheeled footwear.

 International sales decreased $979,000, or 14.9%, for the three months ended June 30, 2011, when compared to the same period last year. The decline was primarily due to sales losses in Japan resulting from the transition from our prior distributor and the impact of the March earthquake and tsunami-related events in the region, and continued softness in sales in our French and German markets, offset by significantly higher sales in our Italian market and to our independent distributor in Russia.

Consolidated gross profit margin increased to 46.9%, for the three months ended June 30, 2011, from 42.2% for the same period last year. The improvement in our gross margin on domestic sales was primarily the result of sales in the first quarter of 2010 to discount retailers in the U.S. at a lower average price per pair, combined with cost reductions in how the Company procures product that were implemented during the second half of 2010. Our gross margin on international sales benefited from lower inventory sourcing costs. This benefit was offset by the impact fluctuations in the exchange rate, between the U.S. dollar and the Euro, had on our inventory costs, as well as the impact of changes in product and customer mix.

Cash and cash equivalents and investments decreased $5.9 million, to $61.7 million, as of June 30, 2011. The reduction in cash and cash equivalents was primarily the result of inventory purchased from our former Japanese distributor as part of our termination settlement, inventory purchased to support business operations and timing in the collection of receivables.

New Product Developments

Each season we update our lines to reflect current customer preferences as to style, colors and designs. For Spring 2012, we plan on introducing five new HX2™ designs including the Bolt™ and the Blossom™, both featuring LED lights that are activated by user movement as well as the Dart™ that has a wrap around Velcro “H” upper.

We are also introducing ten new and refreshed Heelys designs including the Rocker™ and Harmony™, canvas shoes for girls with screen printed and embroidered designs and images, the Dreamer™ with 3D logo and glitter ink, and the Fade™ for boys with a “fading away” checkered logo pattern.

We are also addressing the ongoing, damaging global problem we face with knockoffs. In order to protect our brand in markets and channels where we either do not own or have not registered our intellectual property or where enforcement is difficult, we are introducing a new brand designed to incorporate the safety and quality of the existing Heelys wheel system at a price that is competitive with infringing products. Another benefit of this brand is the chance to work with i) retailers who want to carry the product, but have chosen to sell knockoffs of Heelys branded shoes to meet their customers’ price requirements, ii) current retailers in markets who face knockoffs every day, and iii) merchants whose customers do not shop our current retailers’ stores.

This new brand, Sidewalk Sports™, will feature both single and two-wheeled models that use our current bracket/wheel configuration with lower cost materials and basic designs, allowing them to retail for roughly half of our current prices. We plan on offering our single-wheel model in Japan by Spring 2012 and are actively working to place it in additional markets as soon as possible. The two-wheel version will be available exclusively in Kmart stores for Holiday 2011. Because these shoes use lower cost materials, have simpler styling elements, do not prominently display the Heelys logo and will not be offered in stores that are actively cross-shopped by current Heelys customers, we do not believe that Sidewalk Sports™ will have a material impact on our “core” Heelys branded shoes.

Index

Finally, in spring of 2012, we plan on introducing Lidz Kidz™, a group of illustrated characters and a new licensed property developed internally.  Lidz Kidz™ will initially appear as part of our HX2™ product line and will roll out across other opportunities from apparel to on-line gaming and content. Largely defined by their “hats,” their style, attitude and setting is what we are calling “approachable urban.” Each of the characters has a distinct look, a unique personality and special traits or talents that helps them all work together to solve the difficult issues and challenges kids face today such as bullying, drugs, peer pressure and disrupted family dynamics – problems that are universal for kids growing up the world over.

Results of Operations

Net Sales

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010
Net Sales (in thousands)
Domestic	$2,738	$2,221	$4,402	$4,147
International	5,604	6,583	10,043	11,309
Consolidated	$8,342	$8,804	$14,445	$15,456

Net Sales (as % of Consolidated Net Sales)
Domestic	32.8%	25.2%	30.5%	26.8%
International	67.2%	74.8%	69.5%	73.2%
	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010
Pairs Sold
Domestic	104,000	87,000	167,000	168,000
International	146,000	203,000	260,000	331,000
Consolidated	250,000	290,000	427,000	499,000

Domestically, our net sales increased $517,000, or 23.3%, from $2.2 million for the three months ended June 30, 2010, to $2.7 million for the three months ended June 30, 2011. This increase is primarily the result of increased unit sales of our HEELYS-wheeled footwear which increased by 17,000 pairs, or 19.5%, from 87,000 pairs during the three months ended June 30, 2010, to 104,000 pairs during the three months ended June 30, 2011. Increased unit sales during the three months ended June 30, 2011 is partially due to first quarter orders of approximately $325,000 that we were unable to fulfill until the second quarter as a result of short-term delays from one of our sourced third-party manufacturers. Net sales increased $255,000, or 6.1%, from $4.1 million for the six months ended June 30, 2010, to $4.4 million for the six months ended June 30, 2011, while unit sales stayed consistent at 167,000 and 168,000 pairs during the six months ended June 30, 2011 and 2010, respectively. During the three months ended March 31, 2010, we sold 17,000 pairs of certain older styles of our wheeled-footwear at a reduced price per pair, to a discount retailer in an effort to reduce our excess inventories. We did not sell any products to this retailer during the six months ended June 30, 2011.

Internationally, our net sales decreased $979,000, or 14.9%, to $5.6 million for the three months ended June 30, 2011, from $6.6 million for the three months ended June 30, 2010, and decreased $1.3 million, or 11.2%, to $10.0 million for the six months ended June 30, 2011, from $11.3 million for the six months ended June 30, 2010. This decrease was the result of lower unit sales of our HEELYS-wheeled footwear which decreased by 57,000 pairs, or 28.1%, to 146,000 pairs during the three months ended June 30, 2011, from 203,000 pairs during the three months ended June 30, 2010, and decreased by 71,000 pairs, or 21.5%, to 260,000 pairs during the six months ended June 30, 2011, from 331,000 pairs during the six months ended June 30, 2010. Unit sales to independent distributors in our European, Middle East and African markets (“EMEA”) increased 8,000 pairs, from 35,000 pairs during the three months ended June 30, 2010, to 43,000 pairs during the three months ended June 30, 2011, and increased 25,000 pairs, from 48,000 pairs during the six months ended June 30, 2010, to 73,000 pairs during the six months ended June 30, 2011. These increases are primarily due to increased sales to our independent distributor in Russia. The increase in pairs sold to independent distributors in our EMEA markets was offset by a decrease in unit sales to independent distributors in our non-EMEA markets, which decreased 70,000 pairs, to 4,000 pairs during the three months ended June 30, 2011, from 74,000 pairs during the three months ended June 30, 2010. This decrease in pairs sold in our non-EMEA markets is the result of decreased sales in the Japanese market, where we took over direct distribution effective March 1, 2011. During the six months ended June 30, 2011, approximately 7,000 pairs were sold direct in the Japanese market. The decrease in sales in the Japanese market is due to the transition from distribution through an independent distributor to direct distribution and the impact of the recent earthquake and tsunami-related events in Japan, which resulted in business disruptions during the period. We believe that the March 2011 earthquake in Japan, and related tsunami, nuclear and other disasters in the region has impacted consumer buying behavior with consumers reducing their discretionary spending and purchases of non-essential items. Unit sales in our German and French market decreased 32,000 pairs, or 41.0%, to 46,000 pairs during the three months ended June 30, 2011, from 78,000 pairs during the three months ended June 30, 2010, and decreased 53,000 pairs, or 36.1%, to 94,000 pairs during the six months ended June 30, 2011, from 147,000 pairs during the six months ended June 30, 2010. We believe the decrease in unit sales in both our German and French markets is primarily due to retailers being more cautious when placing orders to minimize their inventory levels and inventory related risks resulting from a decrease in consumer demand, which we believe is due to market competition from other wheeled products such as scooters and waveboards. The decreases in pairs sold in our German and French markets were offset by an increase in unit sales in our Italian market, which increased 29,000 pairs, from 16,000 pairs during the three months ending June 30, 2010, to 45,000 pairs during the three months ended June 30, 2011, and increased 55,000 pairs, from 23,000 pairs during the six months ended June 30, 2010, to 78,000 pairs during the six months ended June 30, 2011. The increase in pairs sold in the Italian market is attributable to market expansion. We also experienced lower average sales prices in our French market, primarily due to sales of our two-wheeled footwear which we began selling in this market in late 2010. The two-wheeled footwear is sold at lower price points, primarily due to the younger age target of the end consumer, than our traditional one-wheeled footwear.

Index

Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010
Gross Profit (in thousands)
Domestic	$1,150	$713	$1,820	$1,315
International	2,760	3,002	5,099	5,583
Consolidated	$3,910	$3,715	$6,919	$6,898

Gross Profit (%)
Domestic	42.0%	32.1%	41.3%	31.7%
International	49.3%	45.6%	50.8%	49.4%
Consolidated	46.9%	42.2%	47.9%	44.6%

Domestically, gross profit margin increased from 32.1% and 31.7% for the three and six months ended June 30, 2010, respectively, to 42.0% and 41.3% for the three and six months ended June 30, 2011, respectively. This increase in gross profit margin is the result of a higher average price per pair sold as a result of a decrease in sales to discount retailers and a decrease in costs directly attributable to the procurement of our inventory.

Internationally, gross profit margin increased from 45.6% and 49.4% for the three months and six months ended June 30, 2010, respectively, to 49.3% and 50.8% for the three and six months ended June 30, 2011, respectively. Quarter-over-quarter gross profit margin decreased from 52.7% for the three months ended March 31, 2011, to 49.3% for the three months ended June 30, 2011. Gross profit margins for the three and six months ended June 30, 2011, benefited from lower inventory sourcing costs. These benefits were offset by the impact the fluctuations in the exchange rate between the U.S. dollar (“USD”) and the Euro had on our inventory cost. We pay for our inventory in USD and sell to customers in our German, French and Italian markets in Euro. During the three months ended March 31, 2011, and to a lesser degree during the three months ended June 30, 2011, we sold inventory in these markets that we had purchased in 2010 when the exchange rate (USD to Euro) was higher, which resulted in a higher inventory value and lower margins on those sales. We sell to our independent distributors in USD. Historically, fulfillment of sales to independent distributors is direct from the manufacturer with the purchase of inventory and sale occurring virtually simultaneously and therefore the translated Euro value of the purchase of the inventory in USD and the Euro value of the sale in USD moves together and margins are maintained. However, during the three and six months ended June 30, 2011 we fulfilled some distributor sales from our warehouse in Belgium with inventory that we had purchased in 2010 when the exchange rate (USD to Euro) was higher, which resulted in higher inventory value than if that inventory had been purchased during the current year. So, while the USD value of these sales to distributors remained the same the Euro value decreased which resulted in lower margins on those sales. Additionally, we saw lower average sales prices in our Italian market resulting from changes in customer mix, with greater sales to larger customers who benefit from discount programs. Additionally, in late 2010 we began selling our two-wheeled footwear in the French market. This product has a higher manufacturing cost and sells at lower price points than our traditional one-wheeled footwear, resulting in lower gross profit margins on these sales.

Index

Selling and Marketing Expense

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010
Selling & Marketing (in thousands)
Domestic	$483	$453	$980	$938
International	1,572	975	2,582	1,895
Consolidated	$2,055	$1,428	$3,562	$2,833

Domestically, selling and marketing expense, excluding commissions and payroll and payroll related expenses, decreased $34,000 to $130,000 for the three months ended June 30, 2011, from $164,000 for the three months ended June 30, 2010, and decreased $26,000 to $320,000 for the six months ended June 30, 2011, from $346,000 for the six months ended June 30, 2010. Consumer marketing and advertising, and related costs, decreased $20,000 and $53,000, to $26,000 and $132,000 for the three and six months ended June 30, 2011, respectively, from $46,000 and $185,000 for the three and six months ended June 30, 2010, respectively.

Internationally, selling and marketing expense, excluding commissions and payroll and payroll related expenses, increased $251,000, from $487,000 for the three months ended June 30, 2010, to $738,000 for the three months ended June 30, 2011, and increased $90,000, from $959,000 for the six months ended June 30, 2010, to $1.0 million for the six months ended June 30, 2011. Consumer advertising and related costs (including event marketing and website development costs to support an advertising campaign) increased $143,000 during the second quarter of 2011 when compared to the same period in the prior period. The increase for the three months ended June 30, 2011 is primarily due to timing of holidays which resulted in holiday marketing campaigns shifting from March to April during 2011 due to the later Easter holiday (April 4, 2010 versus April 24, 2011) and the school holiday periods immediately following Easter. During the six months ended June 30, 2011, we incurred approximately $113,000 of marketing related costs directly attributable to the opening of our office in Japan and taking over the distribution of our products in that country effective March 1, 2011.

Commissions on domestic sales increased $16,000, or 15.5%, from $103,000 for the three months ended June 30, 2010, to $119,000 for the three months ended June 30, 2011, primarily as a result of the increase in sales. Commissions on domestic sales stayed consistent at $187,000 and $188,000 for the six months ended June 30, 2011 and 2010, respectively. Internationally, commissions increased $221,000 and $418,000, from $235,000 and $435,000 for the three and six months ended June 30, 2010, respectively, to $456,000 and $853,000 for the three and six months ended June 30, 2011, respectively, primarily due to increased sales in the Italian market where we sell directly to retailers through an independent agent who is paid commissions on those sales. Commission expense is impacted by increases and decreases in sales as well as changes in product and customer mix due to differing commission rates paid on those sales.

Payroll and payroll related costs attributable to our domestic operations increased $48,000, from $186,000 for the three months ended June 30, 2010, to $234,000 for the three months ended June 30, 2011, and increased $69,000, from $404,000 for the six months ended June 30, 2010, to $473,000 for the six months ended June 30, 2011, primarily as a result of accrued management incentive compensation. For our international operations, payroll and payroll related costs increased $125,000, from $253,000 for the three months ended June 30, 2010, to $378,000 for the three months ended June 30, 2011, and increased $179,000, from $501,000 for the six months ended June 30, 2010, to $680,000 for the six months ended June 30, 2011, primarily as a result of the opening of our Japanese subsidiary during the first quarter of 2011.

General and Administrative Expense

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010
General & Administrative (in thousands)
Domestic	$1,332	$1,316	$2,443	$2,727
International	1,384	962	2,576	1,984
Unallocated	207	83	509	458
Consolidated	$2,923	$2,361	$5,528	$5,169

Consolidated general and administrative expenses, excluding unallocated costs, increased $438,000, to $2.7 million for the three months ended June 30, 2011, from $2.3 million for the three months ended June 30, 2010, and increased $308,000, to $5.0 million for the six months ended June 30, 2011, from $4.7 million for the six months ended June 30, 2010. Consolidated shipping and handling costs increased $246,000, from $487,000 for the three months ended June 30, 2010, to $733,000 for the three months ended June 30, 2011, and increased $300,000 from $955,000 for the six months ended June 30, 2010, to $1.3 million for the six months ended June 30, 2011. Shipping and handling costs attributable to our EMEA operations accounted for $133,000 and $177,000 of the increases for the three and six months ended June 30, 2011, respectively, when compared to the same periods in the prior year, primarily a result of an increase in shipments out of our warehouse in Belgium to fulfill sales to retailers in our Italian market. Inventory handling related costs directly attributable to the opening of our Japan operations accounted for $80,000 and $88,000 of the increases for the three and six months ended June 30, 2011, respectively. Product development and related costs decreased $53,000 and $114,000, to $81,000 and $131,000 for the three and six months ended June 30, 2011, respectively, from $134,000 and $245,000 for the three and six months ended June 30, 2010, respectively, primarily as a result of reduced employee headcount. Legal and other fees related to our intellectual property and associated enforcement efforts decreased $213,000 and $445,000, to $124,000 and $280,000 for the three and six months ended June 30, 2011, respectively, from $337,000 and $725,000 for the three and six months ended June 30, 2010, respectively. These decreases are a combination of differing enforcement actions during the periods and an overall cost containment effort by management. There was an overall increase of $188,000 and $255,000 in general and administrative expenses for the three and six months ended June 30, 2011, respectively, which was directly attributable to the opening of our office in Japan.

Index

Consolidated payroll and payroll related costs attributable to our general and administrative employees, not including our product development and Japanese employees, increased $132,000, from $748,000 for the three months ended June 30, 2010, to $880,000 for the three months ended June 30, 2011, and increased $135,000, from $1.6 for the six months ended June 30, 2010, to $1.7 for the six months ended June 30, 2011, primarily as a result of accrued management incentive compensation.

Unallocated costs are those costs that are directly attributable to operating as a public company, as well as professional fees incurred at the consolidated level, including fees for tax, accounting and other consulting and professional services. The increase in unallocated costs is primarily the result of the settlement of outstanding state tax liabilities, during the second quarter of 2010, which resulted in the reversal of penalty related liabilities in the amount of $165,000, which was offset by residual legal and related professional fees, incurred during the first and second quarters of 2010, related to litigation settled during the third and fourth quarters of 2009.

Other (Income) Expense, net

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010
Other (Income) Expense (in thousands)
Interest (income) expense, net	$(72)	$(105)	$(162)	$(180)
Other income	(6)	(751)	(9)	(777)
Exchange (gain) loss, net	(59)	135	(4)	267
Consolidated	$(137)	$(721)	$(175)	$(690)

The decrease in interest income (expense), net is primarily the result of a decrease in interest income of $18,000 and $15,000, to $86,000 and $180,000 for the three and six months ended June 30, 2011, from $104,000 and $195,000 for the three and six months ended June 30, 2010.

Other income is the result of settlements of patent and trademark litigation. Litigation settlement payments related to intellectual property legal matters (whether received by the Company or paid by the Company) are reported as other income (expense). During the second quarter of 2010, we settled a potential patent and trademark lawsuit, in the Company’s favor, in the amount of $750,000. Legal fees related to intellectual property matters and associated enforcement are included in general and administrative expenses. All settlements during the three and six months ended June 30, 2011 and 2010 were settled in the Company’s favor.

Gains/losses resulting from foreign currency transactions are mainly attributable to intercompany loans due to our U.S. entity from our Belgian and Japanese entities which must be repaid in USD.

Income Taxes

We recognized income tax expense of $42,000 and $160,000 for the three and six months ended June 30, 2011, representing an effective income tax rate of (4.5)% and (8.0)%, respectively, compared to income tax expense of $174,000 and $295,000 for the three and six months ended June 30, 2010, representing an effective income tax rate of 26.9% and (71.3)%, respectively. Our effective rate differs from the statutory federal rate of 35% primarily due to domestic operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%, as well as for certain other items, such as state and local taxes and non-deductible expenses. While we did not record the benefit of domestic losses for the current period, profits and losses in our European operations resulted in income tax expense of $42,000 and $160,000 for the three and six months ended June 30, 2011. We operate in multiple jurisdictions and our business is impacted by seasonality which causes variability in the consolidated effective tax rate during the year. We continually review our assertion regarding the valuation allowance, which includes an analysis of multiple factors, including projections, reversal of deferred tax liabilities and tax planning strategies.

Liquidity and Capital Resources

Our primary cash need is for working capital, which we generally fund with cash flows from operating activities, and may be impacted by fluctuations in demand for our products, investments in our infrastructure and expenditures on marketing and advertising. At June 30, 2011, we had a total of $29.2 million in cash and cash equivalents and $32.4 million in investments. Our investments will mature during the next 12 months and include investments in certificates of deposit ($500,000) and debt securities ($31.9 million).

Index

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

Cash used in operating activities for the six months ended June 30, 2011 was $5.5 million, compared to cash provided of $3.7 million for the same period last year. The increase in accounts receivable during the six months ended June 30, 2011 is due to timing of sales and the collection of outstanding receivables. The increase in inventory is primarily the result of inventory we purchased from Privee AG, our former independent distributor in Japan, which will be used to fulfill sales in our Japanese market.

Net cash provided by operating activities for the six months ended June 30, 2010 was primarily due to the collection of a $2.9 million income tax refund and a reduction in accounts receivable of $1.4 million due to timing. These amounts were partially offset by the payment of $1.2 million for the settlement of an outstanding state tax liability. Additionally, during the second quarter of 2010 we settled a potential patent and trademark lawsuit, in the Company’s favor, in the amount of $750,000. The full amount of the settlement was received during the second quarter of 2010.

Our cash flows from changes in operating assets/liabilities are subject to seasonality.

As of June 30, 2011, we have open purchase commitments of $2.6 million for the purchase of inventory. These commitments are expected to be settled during the third quarter of 2011.

Net cash used in investing activities for the six months ended June 30, 2011 and 2010, is primarily the result of investment activity of our excess cash.

Cash used in financing activities for the six months ended June 30, 2011, as well as for the six months ended June 30, 2010, was for payments of our previously acquired goodwill and intangibles associated with the termination of agreements with our former independent distributors in the German and French markets in 2008. As of June 30, 2011, we have outstanding liabilities of $282,000 due to our former independent distributor in the German market, $141,000 of which are recorded as current liabilities and are expected to be settled during the next 12 months. All liabilities due to our former independent distributor in the French market have been settled.

We believe our cash flows from operating activities, together with the cash on hand (including cash equivalents) and investments, will be sufficient to meet our liquidity needs and capital expenditure requirements for at least the next 12 months.

Contractual Obligations and Commercial Commitments

There were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011.

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

Vulnerability Due to Customer Concentration / Geographical Concentration

Oxylane Group accounted for 13% of our net sales for the three months ended June 30, 2011 and 2010; and 14% of our net sales for the six months ended June 30, 2011 and 2010.

Index

Privee AG accounted for 19% and 17% of our net sales during the three and six months ended June 30, 2010, respectively. Privee AG was the Company's independent distributor in Japan. On November 25, 2010, the Company notified Privee AG that it would not be renewing its distributor agreement. On February 28, 2011, the Company’s distributor agreement with Privee AG terminated. In February 2011, we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary, to manage our operations and to take over distribution of our products in Japan effective March 1, 2011. There were no sales to Privee AG during the three months ended March 31, 2011.

No other retail customer or independent distributor accounted for 10% or more of our net sales for the three and six months ended June 30, 2011 and 2010.

Sales in our Italian market accounted for 25% of consolidated net sales for both the three and six months ended June 30, 2011. Sales in our French market accounted for 16% and 19% of consolidated net sales for the three and six months ended June 30, 2011, respectively; and in our German market 8% and 10%, respectively. For the three and six months ended June 30, 2010, our Italian market accounted for 8% and 7% of our net sales, respectively; our French market accounted for 21% and 23%, respectively; and our German market accounted for 14% and 17%, respectively. No other country, other than the United States, accounted for 10% or more of our net sales for the three and six months ended June 30, 2011 and 2010.

We anticipate that our net sales may remain concentrated for the foreseeable future. If any of our significant retail customers or independent distributors decreases its purchases of our products or stops purchasing our products, or if we are unable to efficiently take over distribution of our products in Japan, our net sales and results of operations could be adversely affected.

Recent Accounting Pronouncements

See Note 5 to our condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934) as of June 30, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2011 were effective.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.     Risk Factors

Except with respect to the risk factor discussed below, and the risk factor modifications disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or results of operations.

Index

In connection with our planned introduction of a new, lower cost brand, Sidewalk Sports™, a risk factor disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 is modified to read in its entirety as follows:

Changes in the manner in which, or mix of retail customers to whom, we distribute our products could impact our gross margin and brand image, which could have a material adverse effect on our results of operations.

We sell our products through a mix of retail customers. Our Sidewalk Sports™ brand will utilize lower-cost materials and basic designs and sell for less than our other wheeled products. This brand will also be sold domestically and in certain international markets.  Depending on the reaction to the brand, we may experience a change in the mix of our retail customers. Any material changes in the distribution to, or mix of, our retail customers could adversely affect our gross margin, and these changes, as well as the introduction of the Sidewalk Sports™ brand to our line of products, may negatively affect both our brand image and our reputation with our consumers. A negative change in our gross margin or our brand image and acceptance could have a material adverse effect on our results of operations and financial condition. Our sales of products directly to consumers via our website, which we began in the second quarter of 2010, and the introduction of our Sidewalk Sports™ brand, may alienate certain of our retail customers and result in reduced sales to our retail customers. Reduced sales to our retail customers could have an adverse impact on our financial condition and results of operations.

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

Item 5.   Other Information

Not applicable.

Index

Item 6.     Exhibits

Exhibit No.	Description
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Thomas C. Hansen, Chief Executive Officer.†

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Craig D. Storey, Chief Financial Officer.†

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.†

101.INS	Instance Document †

101.SCH	XBRL Taxonomy Extension Schema Document †

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †

101.LAB	XBRL Taxonomy Extension Label Linkbase Document †

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

†	Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEELYS, INC.

Date: August 11, 2011	By:	/s/ Thomas C. Hansen
Thomas C. Hansen
Chief Executive Officer (Principal Executive Officer)

HEELYS, INC.

Date: August 11, 2011	By:	/s/ Craig D. Storey
Craig D. Storey
Chief Financial Officer (Principal Accounting Officer)

Index

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Thomas C. Hansen, Chief Executive Officer.†

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Craig D. Storey, Chief Financial Officer.†

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.†

101.INS	Instance Document †

101.SCH	XBRL Taxonomy Extension Schema Document †

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †

101.LAB	XBRL Taxonomy Extension Label Linkbase Document †

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

†	Filed herewith.