Form 10-Q
period 2011-09-30
Heelys, Inc.
filed 2011-11-10
CIK 1373980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of common stock	Outstanding as of November 3, 2011
Par value $0.001 per share	27,571,052

Index

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” the “Company” and “Heelys” refer to Heelys, Inc., a Delaware corporation, and its direct and indirect subsidiaries.

Part I – FINANCIAL INFORMATION

 Item 1. Financial Statements

HEELYS, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,149	$35,320
Investments	39,458	32,299
Accounts receivable, net of allowances of $322 and $237, respectively	3,722	3,135
Inventories	9,715	6,810
Prepaid expenses and other current assets	946	689
Income tax receivable	242	-
Deferred income taxes	8	8

Total current assets	77,240	78,261

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,145 and $1,906, respectively	650	798
PATENTS AND TRADEMARKS, net of accumulated amortization of $1,455 and $1,355, respectively	331	372
INTANGIBLE ASSETS, net of accumulated amortization of $1,141 and $891, respectively	474	689
GOODWILL	1,609	1,568
DEFERRED INCOME TAXES	156	126

TOTAL ASSETS	$80,460	$81,814

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,794	$1,089
Accrued liabilities	2,954	1,661
Income taxes payable	86	506
Deferred income taxes	17	18

Total current liabilities	4,851	3,274

LONG TERM LIABILITIES:
Income taxes payable	659	547
Deferred income taxes	18	2
Other long term liabilities	246	219

TOTAL LIABILITIES	5,774	4,042

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 75,000,000 shares authorized; 27,571,052 shares issued and outstanding as of September 30, 2011 and December 31, 2010	28	28
Additional paid-in capital	65,989	65,691
Retained earnings	8,921	12,541
Accumulated other comprehensive loss	(252)	(488)

Total stockholders' equity	74,686	77,772

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$80,460	$81,814

See notes to condensed consolidated financial statements.

Index

HEELYS , INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

NET SALES	$6,624	$8,248	$21,069	$23,704
COST OF SALES	4,186	4,972	11,712	13,530

GROSS PROFIT	2,438	3,276	9,357	10,174

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling and marketing	1,826	1,026	5,388	3,859
General and administrative	2,557	2,435	8,085	7,604

Total selling, general and administrative expenses	4,383	3,461	13,473	11,463

LOSS FROM OPERATIONS	(1,945)	(185)	(4,116)	(1,289)

OTHER (INCOME) EXPENSE
Interest (income) expense, net	(55)	(107)	(217)	(287)
Other income	(396)	(32)	(405)	(809)
Exchange (gain) loss, net	(115)	(127)	(119)	140

Total other (income) expense, net	(566)	(266)	(741)	(956)

INCOME (LOSS) BEFORE INCOME TAXES	(1,379)	81	(3,375)	(333)
INCOME TAX EXPENSE	85	150	245	445

NET LOSS	$(1,464)	$(69)	$(3,620)	$(778)

LOSS PER SHARE:
Basic and diluted	$(0.05)	$(0.00)	$(0.13)	$(0.03)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	27,571	27,571	27,571	27,571

See notes to condensed consolidated financial statements.

Index
HEELYS , INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Net Loss	$(3,620)	$(778)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	575	588
Accretion (amortization) of premium (discount) on investments, net	482	367
Accrued interest income	(174)	(242)
Deferred income taxes	(11)	75
Stock-based compensation	296	319
Unrealized exchange (gain) loss, net	(104)	(137)
Loss on disposal of property and equipment	-	4
Changes in operating assets and liabilities:
Accounts receivable	(531)	1,404
Inventories	(2,682)	(1,999)
Prepaid expenses and other current assets	(42)	(451)
Accounts payable	687	(23)
Accrued liabilities	1,431	(324)
Income taxes payable/receivable	(585)	1,582

Net cash (used in) provided by operating activities	(4,278)	385

INVESTING ACTIVITIES:
Purchases of investments	(40,686)	(26,682)
Proceeds from maturities of investments	33,045	20,200
Purchases of equipment	(105)	(117)
Increase in patents and trademarks	(59)	(133)

Net cash used in investing activities	(7,805)	(6,732)

FINANCING ACTIVITIES:
Payment for previously acquired goodwill and intangible assets	(143)	(462)

Net cash used in financing activities	(143)	(462)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	55	125

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,171)	(6,684)

CASH AND CASH EQUIVALENTS, beginning of period	35,320	39,370

CASH AND CASH EQUIVALENTS, end of period	$23,149	$32,686

See notes to condensed consolidated financial statements.

Index

HEELYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

Business Description — The Company designs, markets and distributes innovative, action sports-inspired products primarily under the HEELYS brand targeted to the youth market. The primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS are distributed directly to retail stores in the United States and certain other countries, and through international wholesale distributors.

The Company initially incorporated as Heeling, Inc. in Nevada in 2000. The Company was reincorporated in Delaware in August 2006 and changed its name to Heelys, Inc. Through its general and limited partner interests, Heelys, Inc. owns 100% of Heeling Sports Limited, a Texas limited partnership, which was formed in May 2000.

In February 2008, the Company formed Heeling Sports EMEA SPRL, a Belgian corporation and indirect wholly-owned subsidiary of the Company, with offices in Brussels, and branch offices in Germany and France, primarily to manage the Company's European operations. In February 2011, the Company formed Heeling Sports Japan K.K., a Japanese corporation and indirect wholly-owned subsidiary of the Company, with offices in Tokyo, to manage its operations in Japan and to take over distribution in that country effective March 1, 2011.

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

2. CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with original maturity dates of three months or less when purchased. Cash equivalents at September 30, 2011 and December 31, 2010 consist of an investment in the Fidelity Money Market Fund of $8.6 million and $18.9 million, respectively. Investments in the Fidelity Money Market Fund are valued using observable inputs.

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

Index

4. LOSS PER SHARE

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator— net loss available to common stockholders	$(1,464)	$(69)	$(3,620)	$(778)
Denominator:
Weighted average common stock outstanding for basic loss per share	27,571	27,571	27,571	27,571
Effect of dilutive securities:
Stock options	–	–	–	–
Restricted stock units	–	–	–	–

Adjusted weighted average common stock and assumed conversions for diluted loss per share	27,571	27,571	27,571	27,571

Stock options to purchase approximately 1.5 million shares of common stock were excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2011, and stock options to purchase approximately 1.6 million shares of common stock were excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2010, because the effect of their inclusion would be anti-dilutive. Restricted stock units convertible into approximately 780,000 and 599,000 shares of common stock were excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2011, respectively, because the effect of their inclusion would have been anti-dilutive. Restricted stock units convertible into approximately 32,000 shares of common stock were excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2010, because the effect of their inclusion would have been anti-dilutive. Restricted stock units were not awarded prior to August 2010.

5. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to make the presentation of items within other comprehensive income (“OCI”) more prominent. The new standard will require companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of OCI in the statement of stockholders’ equity. This new standard is effective for the Company beginning January 1, 2012, with early adoption permitted. The adoption of this new standard may change the order in which certain financial statements are presented and provide additional detail in those financial statements when applicable, but will not have any other impact on the Company’s financial statements.

In September 2011, FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which amends current guidance to simplify how entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under this amendment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of this new pronouncement to have a material effect on its consolidated financial statements.

Index

6. INVESTMENTS

Investments consist of the following:

	As of September 30, 2011
		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses(1a)	Value(2)	Maturities
	(In thousands, except table notes)
Current held-to-maturity securities
Certificate of deposit(3)	$500	$-	$-	$500	Nov-2011
Commercial paper	13,392	1	(1)	13,392	Oct-2011 thru Dec-2011
Corporate bonds	11,983	-	(49)	11,934	Dec-2011 thru Sep-2012
Municipal bonds	13,583	-	(24)	13,559	Mar-2012 thru Aug-2012
Total Current held-to-maturity securities	$39,458	$1	$(74)	$39,385

	As of December 31, 2010
		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses(1a)	Value(2)	Maturities
	(In thousands, except table notes)
Current held-to-maturity securities
Certificate of deposit(3)	$500	$-	$-	$500	May-2011
Commercial paper	12,462	3	(4)	12,461	Jan-2011 thru Oct-2011
Corporate bonds	13,302	15	(14)	13,303	Jan-2011 thru Nov-2011
Municipal bonds	6,035	-	(11)	6,024	Jun-2011 thru Nov-2011
Total Current held-to-maturity securities	$32,299	$18	$(29)	$32,288

(1a)
No investments outstanding as of September 30, 2011 have had continuous unrealized loss positions longer than 12 months. All investments that matured during the nine months ended September 30, 2011 matured at their full face amounts.

(1b)
One of the Company’s investments (a municipal bond), outstanding as of December 31, 2010, had been in an unrealized loss position (fair value less than book value) since its acquisition in December 2009. The Company considered the facts and circumstances of this investment, including the severity of the unrealized loss ($9,000 at December 31, 2010), the credit quality rating (A+ Moody’s rating) and length of time to maturity (investment matured July 1, 2011), and determined that no adjustment was necessary to recognize that loss. This investment matured at its full face amount. No other investments, outstanding as of December 31, 2010, had continuous unrealized loss positions longer than 12 months. All investments that matured during the nine months ended September 30, 2011 matured at their full face amounts.

(2)
Aggregate fair values for commercial paper and bonds were determined using a third-party pricing service. This third-party pricing service uses the market approach to value these investments (Level 2 fair value hierarchy).

Index

(3)
In May 2010 the Company purchased a $500,000 certificate deposit as collateral for a revolving credit facility that the Company entered into with a local bank for the purpose of issuing letters of credit to secure payment to one of its foreign manufacturers. The revolving credit facility was no longer required and was closed, and the certificate of deposit matured, during the second quarter of 2011. A certificate of deposit in the same amount of $500,000 was subsequently purchased.

All investments as of September 30, 2011 and as of December 31, 2010 are classified as held-to-maturity since the Company has the intent and ability to hold these investments to maturity. Investments in debt securities (commercial paper, municipal bonds and corporate bonds) are reported at cost, adjusted for premiums and discounts that are recognized in interest income, using a method that approximates the effective interest method, over the period to maturity. The Company considers as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current.

7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Professional fees	$114	$91
Payments due - termination of distributorship agreements	95	217
Accrued taxes payable	99	89
Customer credits and prepayments	345	242
Payroll and payroll related costs	655	320
Inventory and related costs	920	150
Commissions	282	185
Insurance	150	160
Other	294	207
Total accrued liabilities	$2,954	$1,661

Customer credits include amounts due to customers in excess of amounts owed to the Company, including estimated credits due to customers for estimated returns and co-op advertising and marketing allowances.

8. COMMITMENTS AND CONTINGENCIES

Purchase Commitments — The Company had open purchase commitments of $5.1 million at September 30, 2011 for the purchase of inventory.

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

Index

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

The Company recognized income tax expense of $245,000 for the nine months ended September 30, 2011, representing an effective income tax rate of (7.3)%, compared to income tax expense of $445,000 for the nine months ended September 30, 2010, representing an effective income tax rate of (133.6)%. The effective rate differs from the statutory federal rate of 35% primarily due to domestic operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%, as well as for certain other items, such as state and local taxes and non-deductible expenses. While the Company did not record the benefit of domestic losses for the current period, profits and losses in its European operations resulted in income tax expense of $245,000 for the nine months ended September 30, 2011. The Company operates in multiple jurisdictions and its business is impacted by seasonality which causes variability in the consolidated effective tax rate during the year. The Company continually reviews its assertion regarding its valuation allowance, which includes an analysis of multiple factors, including projections, reversal of deferred tax liabilities, and tax planning strategies.

As of September 30, 2011, there have been no material changes in the Company’s gross unrecognized tax benefits or accrued interest and penalties. All unrecognized tax benefits have been classified as other long-term liabilities. The Company classifies interest and penalties related to unrecognized tax benefits as interest expense and general and administrative expense, respectively.

10. STOCKHOLDERS’ EQUITY

Total stockholders’ equity decreased $3.1 million to $74.7 million at September 30, 2011, from $77.8 million at December 31, 2010. Additional paid-in-capital increased as a result of the recognition of stock-based compensation expense. Retained earnings decreased solely as a result of the net loss recognized for the nine months ended September 30, 2011. Changes in accumulated other comprehensive loss are the result of translating the foreign currency financial statements of Heeling Sports EMEA SPRL and Heeling Sports Japan K.K., as of and for the nine months ended September 30, 2011, into U.S. dollars.

11. COMPREHENSIVE LOSS

Comprehensive loss for the three months and nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(1,464)	$(69)	$(3,620)	$(778)
Gain (loss) on foreign currency translation	(290)	593	236	(212)
Comprehensive loss	$(1,754)	$524	$(3,384)	$(990)

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

Index

	Three Months Ended September 30, 2011
	(In thousands)

	Domestic	International	Unallocated	Consolidated
Net Sales	$2,297	$4,327	$-	$6,624
Cost of Sales	1,485	2,701	-	4,186
Gross Profit	812	1,626	-	2,438
Selling, General and Administrative Expenses	1,939	2,172	272	4,383
Income (Loss) from Operations	(1,127)	(546)	(272)	(1,945)
Other (Income) Expense, net	(389)	(130)	(47)	(566)
Income (Loss) before Income Taxes	$(738)	$(416)	$(225)	$(1,379)

	Three Months Ended September 30, 2010
	(In thousands)

	Domestic	International	Unallocated	Consolidated
Net Sales	$1,305	$6,943	$-	$8,248
Cost of Sales	809	4,163	-	4,972
Gross Profit	496	2,780	-	3,276
Selling, General and Administrative Expenses	1,579	1,667	215	3,461
Income (Loss) from Operations	(1,083)	1,113	(215)	(185)
Other (Income) Expense, net	(53)	(129)	(84)	(266)
Income (Loss) before Income Taxes	$(1,030)	$1,242	$(131)	$81

	Nine Months Ended September 30, 2011
	(In thousands)

	Domestic	International	Unallocated	Consolidated
Net Sales	$6,699	$14,370	$-	$21,069
Cost of Sales	4,067	7,645	-	11,712
Gross Profit	2,632	6,725	-	9,357
Selling, General and Administrative Expenses	5,361	7,330	782	13,473
Income (Loss) from Operations	(2,729)	(605)	(782)	(4,116)
Other (Income) Expense, net	(420)	(127)	(194)	(741)
Income (Loss) before Income Taxes	$(2,309)	$(478)	$(588)	$(3,375)

	Nine Months Ended September 30, 2010
	(In thousands)

	Domestic	International	Unallocated	Consolidated
Net Sales	$5,452	$18,252	$-	$23,704
Cost of Sales	3,641	9,889	-	13,530
Gross Profit	1,811	8,363	-	10,174
Selling, General and Administrative Expenses	5,245	5,545	673	11,463
Income (Loss) from Operations	(3,434)	2,818	(673)	(1,289)
Other (Income) Expense, net	(881)	144	(219)	(956)
Income (Loss) before Income Taxes	$(2,553)	$2,674	$(454)	$(333)

Other income attributed to domestic operations includes interest income earned on cash (including cash equivalents) and investments, as well as other income primarily attributable to settlements of patent and trademark litigation. Litigation settlement payments related to intellectual property legal matters (whether received by the Company or paid by the Company) are attributed to either domestic or international operations as appropriate. Legal fees related to intellectual property matters and associated enforcement are included in general and administrative expenses and are attributed to either domestic or international operations as appropriate.

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

Sales in the Company’s Italian market accounted for 19% and 23% of consolidated net sales for the three and nine months ended September 30, 2011, respectively. Sales in the French market accounted for 15% and 18% of consolidated net sales for the three and nine months ended September 30, 2011, respectively; and in the German market 7% and 9%, respectively. For the three and nine months ended September 30, 2010, sales in the Company’s Italian market accounted for 7% and 7% of consolidated net sales, respectively; in the French market 18% and 22%, respectively; and in the German market 10% and 15%, respectively. No other country, other than the United States, accounted for 10% or more of the Company’s consolidated net sales for the three and nine months ended September 30, 2011 and 2010.

Customers of the Company consist of retail stores in the United States and certain other countries, and international wholesale distributors. The customers, individually or considered as a group under common ownership, which accounted for greater than 10% of net sales during the periods reflected, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Oxylane Group	11%	10%	13%	13%
Privee AG Corporation	-	34%	-	23%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements due to known and unknown risks, uncertainties and other factors. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as modified and supplemented by Part II, Item 1A of our Quarterly Reports on Form 10-Q  for the quarterly Periods ended March 31, 2011 and June 30, 2011 and similar discussions in our other Securities and Exchange Commission filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the Securities and Exchange Commission, before deciding to purchase, hold or sell our securities. We do not have any intention or obligation to update forward-looking statements included in this Quarterly Report on Form 10-Q after the date of this Quarterly Report on Form 10-Q, except as required by law. In addition, the following discussion should be read in conjunction with the information presented in our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Index

Business Overview

We are a designer, marketer and distributor of innovative, action sports-inspired products primarily under the HEELYS brand targeted to the youth market. Our primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS-wheeled footwear allows the user to seamlessly transition from walking or running to rolling by shifting weight to the heel. Users can transform HEELYS-wheeled footwear into street footwear by removing the wheel. We believe our distinctive product offering and our HEELYS brand is synonymous with a popular lifestyle activity. For the nine months ended September 30, 2011 and 2010, approximately 99% of our net sales was derived from the sale of HEELYS-wheeled footwear. The remainder of our net sales was derived from the sale of our Nano™ inline footboard (2011 only) and branded accessories, such as replacement wheels. In Europe, during the third quarter of 2011, we began to distribute other brands besides HEELYS. These brands include Airbak backpacks, Tony Hawk skateboards and Blazer Pro scooters and accessories.

We were initially incorporated as Heeling, Inc. in Nevada in 2000. In August 2006, we reincorporated in Delaware and changed our name to Heelys, Inc. Through our general and limited partner interests, we own 100% of Heeling Sports Limited, a Texas limited partnership, which was formed in May 2000. In February 2008, we formed Heeling Sports EMEA SPRL, a Belgian corporation and indirect wholly-owned subsidiary, with offices in Brussels, primarily to manage our operations in Europe, the Middle East and Africa. In February 2011, we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary, with offices in Tokyo, to manage our operations in Japan and to take over the distribution of our products in that country effective March 1, 2011.

Financial Overview — Third Quarter of 2011

Domestic sales increased $992,000, or 76.0%, for the three months ended September 30, 2011, when compared to the same period last year, primarily as a result of increased sales of our HEELYS-wheeled footwear resulting from expanded placement from the same period last year in existing and new retail outlets.

International sales decreased $2.6 million, or 37.7%, for the three months ended September 30, 2011, when compared to the same period last year. The decline was primarily the result of reduced sales in Japan resulting from the transition from our prior distributor and the impact of the March 2011 earthquake and related tsunami, nuclear and other disasters in the region, and continued declines in sales in France and Germany, offset by significant sales increases in Italy and Russia.

      Gross profit margin on domestic sales decreased to 35.4% for the three months ended September 30, 2011, from 38.0% for the three months ended September 30, 2010. The decrease in gross profit percentage from the same quarter in the prior year was primarily the result of discounted sales of remaining quantities of boys footwear purchased from our former distributor in Japan and damaged product in Europe that was deemed unsellable and destroyed during the quarter.

Cash and cash equivalents and investments decreased $5.0 million, to $62.6 million, as of September 30, 2011. The reduction in cash and cash equivalents was primarily the result of the loss from operations for the nine months ended September 30, 2011, inventory purchased from our former Japanese distributor as part of our termination agreement, inventory purchased to support business operations and timing in the collection of receivables.

Index

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

We are also addressing the ongoing, damaging global problem we face with knockoffs. In order to protect our brand in markets and channels where we either do not own or have not registered our intellectual property or where enforcement is difficult, we are introducing a new brand designed to incorporate the safety and quality of the existing Heelys wheel system at a price that is competitive with infringing products. Another benefit of this brand is the chance to work with i) retailers who want to carry the product, but have chosen to sell knockoffs of Heelys branded shoes to meet their customers’ price requirements, ii) current retailers in markets who face knockoffs every day, and iii) retailers whose customers do not shop our current retailers’ stores.

This new brand, Sidewalk Sports™, will feature both single and two-wheeled models that use our current bracket/wheel configuration with lower cost materials and basic designs, allowing them to retail for roughly half of our current prices. By Spring 2012, we plan on offering our single-wheel model in Japan, a market where we have no patent protection on our one-wheeled shoe, and are actively working to place it in additional markets as soon as possible. In the U.S., the two-wheel version will be sold exclusively through a discount retailer for Holiday 2011. This exclusive offering gives the Company an opportunity to test the validity of the brand in a discount retail outlet with a concentration of store locations in urban areas in the Midwest and Northeast United States, two areas of the country where Heelys’ core brand placement is the smallest.

Because these shoes use lower cost materials, have simpler styling elements, do not prominently display the Heelys logo and will not be offered in stores that are actively cross-shopped by current Heelys customers, we do not believe that Sidewalk Sports™ will have a material impact on our “core” Heelys branded shoes. Sidewalk Sports™ will be sold exclusively in a discount retailer’s stores in the fourth quarter of 2011, with plans to expand the offering of this product, both domestically and internationally, in 2012.

Index
Results of Operations

Net Sales

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010
Net Sales (in thousands)
Domestic	$2,297	$1,305	$6,699	$5,452
International	4,327	6,943	14,370	18,252
Consolidated	$6,624	$8,248	$21,069	$23,704

Net Sales (as % of Consolidated Net Sales)
Domestic	34.7%	15.8%	31.8%	23.0%
International	65.3%	84.2%	68.2%	77.0%
	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010
Pairs Sold
Domestic	93,000	47,000	260,000	215,000
International	128,000	237,000	388,000	568,000
Consolidated	221,000	284,000	648,000	783,000

Domestically, our net sales increased $992,000 and $1.2 million, or 76.0% and 22.9%, from $1.3 million and $5.5 million for the three and nine months ended September 30, 2010, respectively, to $2.3 million and $6.7 million for the three and nine months ended September 30, 2011, respectively. These increases were primarily the result of increased unit sales of our HEELYS-wheeled footwear resulting from expanded placement from the same period last year in existing and new retail outlets. During the three months ended March 31, 2010, we sold 17,000 pairs of certain older styles of our wheeled-footwear at a reduced price per pair, to a discount retailer in an effort to reduce our excess inventories. During the three months ended September 30, 2011, we sold 9,500 pairs of certain older styles of our HEELYS-wheeled footwear at a reduced price per pair to one of our customers also to reduce our excess inventories. These sales are reported in the pairs sold during the period, and, because we sold these products at a reduced price, our net sales were less than if we had sold these products at full price.

Internationally, our net sales decreased $2.6 million, or 37.7%, to $4.3 million for the three months ended September 30, 2011, from $6.9 million for the three months ended September 30, 2010, and decreased $3.9 million, or 21.3%, to $14.4 million for the nine months ended September 30, 2011, from $18.3 million for the nine months ended September 30, 2010. This decrease was primarily the result of lower unit sales of our HEELYS-wheeled footwear. Unit sales to independent distributors in our European, Middle East and African markets (“EMEA”) increased 3,000 pairs, from 32,000 pairs during the three months ended September 30, 2010, to 35,000 pairs during the three months ended September 30, 2011, and increased 28,000 pairs, from 80,000 pairs during the nine months ended September 30, 2010, to 108,000 pairs during the nine months ended September 30, 2011. These increases were primarily due to increased sales to our independent distributor in Russia and the United Kingdom.

Index

The increase in pairs sold to independent distributors in our EMEA markets was offset by a decrease in unit sales to independent distributors in our non-EMEA markets, which decreased 120,000 pairs, to 14,000 pairs during the three months ended September 30, 2011, from 134,000 pairs during the three months September 30, 2010, and decreased 226,000 pairs, to 21,000 pairs during the nine months ended September 30, 2011, from 247,000 pairs during the nine months ended September 30, 2010. These decreases in pairs sold in our non-EMEA markets is primarily the result of the non-renewal of our distributor agreement with our independent distributor in Japan. We took over direct distribution in the Japanese market effective March 1, 2011. During the three months ended March 31, 2011, we did not sell any product to our former distributor in Japan. During the nine months ended September 30, 2011, approximately 25,000 pairs were sold direct in the Japanese market. The decrease in sales in the Japanese market is due to the transition from distribution through an independent distributor to direct distribution and the impact of the recent earthquake and tsunami-related events in Japan, which resulted in business disruptions during the period. We believe that the March 2011 earthquake in Japan, and related tsunami, nuclear and other disasters in the region will continue to impact consumer buying behavior with reduced discretionary spending and purchases of non-essential items. Unit sales in our German and French market decreased 25,000 pairs, or 43.9%, to 32,000 pairs during the three months ended September 30, 2011, from 57,000 pairs during the three months ended September 30, 2010, and decreased 79,000 pairs, or 38.7%, to 125,000 pairs during the nine months ended September 30, 2011, from 204,000 pairs during the nine months ended September 30, 2010. We believe the decrease in unit sales in both our German and French markets is primarily due to retailers being more cautious when placing orders to minimize their inventory levels and inventory related risks resulting from a decrease in consumer demand, which we believe is due to market competition from other wheeled products such as coaster boards. The decreases in pairs sold in our German and French markets were offset by an increase in unit sales in our Italian market, which increased 15,000 pairs, from 13,000 pairs during the three months ending September 30, 2010, to 28,000 pairs during the three months ended September 30, 2011, and increased 69,000 pairs, from 37,000 pairs during the nine months ended September 30, 2010, to 106,000 pairs during the nine months ended September 30, 2011. The increase in pairs sold in the Italian market is attributable to market expansion. We also experienced lower average sales prices in our French market, primarily due to sales of our two-wheeled footwear which we began selling in this market in late 2010. The two-wheeled footwear is sold at lower price points, primarily due to the younger age target of the end consumer, than our traditional one-wheeled footwear.

Index

Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010
Gross Profit (in thousands)
Domestic	$812	$496	$2,632	$1,811
International	1,626	2,780	6,725	8,363
Consolidated	$2,438	$3,276	$9,357	$10,174

Gross Profit (%)
Domestic	35.4%	38.0%	39.3%	33.2%
International	37.6%	40.0%	46.8%	45.8%
Consolidated	36.8%	39.7%	44.4%	42.9%

Gross profit margin on domestic sales decreased to 35.4% for the three months ended September 30, 2011, from 38.0% for the three months ended September 30, 2010, but increased from 33.2% for the nine months ended September 30, 2010, to 39.3% for the nine months ended September 30, 2011. The decrease in gross profit margin for the three months ended September 30, 2011 is primarily the result of the sale of certain of our slow moving and older inventory styles at lower margins in order to reduce our excess inventories. Additionally, we earn lower margins on certain of our newer inventory styles, including our two-wheeled footwear, which has a higher manufacturing cost but does not command higher wholesale prices because it is primarily sold to younger consumers who grow out of footwear more quickly and therefore command lower retail pricing. Lower gross profit margins for the nine months ended September 30, 2010, is primarily the result of the sale of certain older styles of our wheeled-footwear at a reduced price per pair during the three months ended March 31, 2010, to a discount retailer in an effort to reduce our excess inventories.

Internationally, gross profit margin decreased to 37.6% for the three months ended September 30, 2011, from 40.0% for the three months ended September 30, 2010.  For the nine months ended September 30, 2011 and 2010, gross profit margins were consistent at 46.8% and 45.8%, respectively. Fluctuations in the exchange rate between the U.S. dollar (“USD”) and the Euro impacts our inventory cost. We pay for our inventory in USD and sell to customers in our German, French and Italian markets in Euro. During the three months ended March 31, 2011, and to a lesser degree during the three months ended June 30, 2011 and the three months ended September 30, 2011, we sold inventory in these markets that we had purchased in 2010 when the exchange rate (USD to Euro) was higher, which resulted in a higher inventory value and lower margins on those sales. We sell to our independent distributors in USD. Historically, fulfillment of sales to independent distributors is direct from the manufacturer with the purchase of inventory and sale occurring virtually simultaneously and therefore the translated Euro value of the purchase of the inventory in USD and the Euro value of the sale in USD moves together and margins are maintained. However, during the three and nine months ended September 30, 2011, we fulfilled some distributor sales from our warehouse in Belgium with inventory that we had purchased in 2010 when the exchange rate (USD to Euro) was higher, which resulted in higher inventory value than if that inventory had been purchased during the current year. So, while the USD value of these sales to distributors remained the same, the Euro value decreased, which resulted in lower margins on those sales. Additionally, we saw lower average sales prices in our Italian market resulting from changes in customer mix, with greater sales to larger customers who benefit from discount programs. During the three months ended September 30, 2011, we incurred approximately $80,000 to destroy damaged and older inventory items and sold certain of our slow moving and older inventory styles in our Japanese market at lower margins in order to reduce our excess inventories. Additionally, in late 2010 we began selling our two-wheeled footwear in the French market. This product has a higher manufacturing cost and sells at lower price points than our traditional one-wheeled footwear, resulting in lower gross profit margins on these sales.

Index

 Selling and Marketing Expense

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010
Selling & Marketing (in thousands)
Domestic	$872	$403	$1,852	$1,342
International	954	623	3,536	2,517
Consolidated	$1,826	$1,026	$5,388	$3,859

Domestically, selling and marketing expense, excluding commissions and payroll and payroll related expenses, increased $425,000, from $132,000 for the three months ended September 30, 2010, to $557,000 for the three months ended September 30, 2011, and increased $400,000, from $478,000 for the nine months ended September 30, 2010, to $878,000 for the nine months ended September 30, 2011. These increases were primarily in consumer marketing and advertising and related costs, which increased $400,000 and $347,000, from $17,000 and $202,000 for the three and nine months ended September 30, 2010, respectively, to $417,000 and $549,000 for the three and nine months ended September 30, 2011, respectively, primarily due to an internet video campaign during the third quarter of 2011 and the production of a television commercial.

Internationally, selling and marketing expense, excluding commissions and payroll and payroll related expenses, increased $128,000 and $218,000, from $200,000 and $1.2 million for the three and nine months ended September 30, 2010, respectively, to $328,000 and $1.4 million for the three months and nine months ended September 30, 2011, respectively. Of these increases, $108,000 and $233,000 are attributable to our office in Japan which we opened during the first quarter of 2011. Consumer advertising and related costs (including event marketing) increased $94,000 and $148,000, from $63,000 and $808,000 for the three and nine months ended September 30, 2010, respectively, to $157,000 and $956,000 for the three and nine months ended September 30, 2011, respectively. The increase in consumer advertising and related costs for the three and nine months ended September 30, 2011, when compared to the same periods in the prior year, is primarily attributable to our Japanese operations and includes approximately $55,000 for a marketing event for one of our Japanese customers during the third quarter.

Index

Commissions on domestic sales increased $47,000 and $46,000, or 71.2% and 18.1%, from $66,000 and $254,000 for the three and nine months ended September 30, 2010, respectively, to $113,000 and $300,000 for the three and nine months ended September 30, 2011, respectively, as a result of the increase in domestic sales. Internationally, commissions increased $102,000 and $521,000, or 51.5% and 82.4%, from $198,000 and $632,000 for the three and nine months ended September 30, 2010, respectively, to $300,000 and $1.1 million for the three and nine months ended September 30, 2011, respectively, primarily due to increased sales in the Italian market where we sell directly to retailers through an independent agent who is paid commissions on those sales. Commission expense is impacted by increases and decreases in sales as well as changes in product and customer mix due to differing commission rates paid on those sales.

Payroll and payroll related costs attributable to our domestic operations decreased $4,000, to $202,000 for the three months ended September 30, 2011, from $206,000 for the three months ended September 30, 2010, and increased $65,000, from $610,000 for the nine months ended September 30, 2010, to $675,000 for the nine months ended September 30, 2011.

For our international operations, payroll and payroll related costs increased $101,000 and $279,000, from $225,000 and $726,000 for the three and nine months ended September 30, 2010, respectively, to $326,000 and $1.0 million for the three and nine months ended September 30, 2011, respectively. The increase in payroll and payroll related costs for our international operations is primarily as a result of the opening of our Japanese subsidiary during the first quarter of 2011.

 General and Administrative Expense

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010
General & Administrative (in thousands)
Domestic	$1,067	$1,177	$3,509	$3,904
International	1,218	1,043	3,794	3,027
Unallocated	272	215	782	673
Consolidated	$2,557	$2,435	$8,085	$7,604

Consolidated general and administrative expenses, excluding unallocated costs, increased $65,000 and $372,000, from $2.2 million and $6.9 million for the three and nine months ended September 30, 2010, respectively, to $2.3 million and $7.3 million for the three and nine months ended September 30, 2011, respectively.

Consolidated shipping and handling costs increased $117,000 and $411,000, from $447,000 and $1.4 million for the three and nine months ended September 30, 2010, respectively, to $564,000 and $1.8 million for the three and nine months ended September 30, 2011. Shipping and handling costs attributable to our EMEA operations accounted for $29,000 and $206,000 of the increases for the three and nine months ended September 30, 2011, respectively, when compared to the same periods in the prior year, primarily a result of an increase in shipments out of our warehouse in Belgium to fulfill sales to retailers in our Italian market. Inventory handling related costs directly attributable to the opening of our Japan operations, including order fulfillment, accounted for $85,000 and $173,000 of the increases for the three and nine months ended September 30, 2011, respectively.

Index

 Legal and other fees related to our intellectual property and associated enforcement efforts decreased $145,000 and $591,000, to $137,000 and $417,000 for the three and nine months ended September 30, 2011, respectively, from $282,000 and $1.0 million for the three and nine months ended September 30, 2010, respectively. These decreases are a combination of differing enforcement actions during the periods and an overall cost containment effort by management.

Consolidated payroll and payroll related costs, excluding those employees whose payroll and related costs are included in shipping and handling costs, increased $12,000 and $52,000, from $792,000 and $2.5 million for the three and nine months ended September 30, 2010, respectively, to $804,000 and $2.6 million for the three and nine months ended September 30, 2011, respectively. Payroll and payroll related costs attributed to our domestic employees decreased $20,000 and $87,000, to $498,000 and $1.7 million for the three and nine months ended September 30, 2011, from $518,000 and $1.8 million for the three and nine months ended September 30, 2010. Payroll and payroll related costs attributed to our EMEA operations decreased $17,000, to $258,000 for the three months ended September 30, 2011, from $275,000 for the three months ended September 30, 2010, and increased $39,000, from $753,000 for the nine months ended September 30, 2010, to $792,000 for the nine months ended September 30, 2011. Payroll and payroll related costs attributed to our Japan operations were $47,000 and $100,000 for the three and nine months ended September 30, 2011, respectively.

Unallocated costs are those costs that are directly attributable to operating as a public company, as well as professional fees incurred at the consolidated level, including fees for tax, accounting and other consulting and professional services.

Other (Income) Expense, net

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010
Other (Income) Expense (in thousands)
Interest (income) expense, net	$(55)	$(107)	$(217)	$(287)
Other income	(396)	(32)	(405)	(809)
Exchange (gain) loss, net	(115)	(127)	(119)	140
Consolidated	$(566)	$(266)	$(741)	$(956)

The decrease in interest income (expense), net is primarily the result of a decrease in interest income of $43,000 and $58,000, to $63,000 and $243,000 for the three and nine months ended September 30, 2011, from $106,000 and $301,000 for the three and nine months ended September 30, 2010.

Other income is the result of settlements of patent and trademark litigation. Litigation settlement payments related to intellectual property legal matters (whether received by the Company or paid by the Company) are reported as other income (expense). During the second quarter of 2010, we settled a potential patent and trademark lawsuit, in the Company’s favor, in the amount of $750,000. During the third quarter of 2011, we settled another potential patent and trademark lawsuit, in the Company’s favor, in the amount of $375,000. Legal fees related to intellectual property matters and associated enforcement are included in general and administrative expenses. All settlements during the three and nine months ended September 30, 2011 and 2010 were settled in the Company’s favor.

Index

Gains/losses resulting from foreign currency transactions are mainly attributable to intercompany loans due to our U.S. entity from our Belgian and Japanese entities which must be repaid in USD.

Income Taxes

We recognized income tax expense of $85,000 and $245,000 for the three and nine months ended September 30, 2011, representing an effective income tax rate of (6.2)% and (7.3)%, respectively, compared to income tax expense of $150,000 and $445,000 for the three and nine months ended September 30, 2010, representing an effective income tax rate of 185.2% and (133.6)%, respectively. Our effective rate differs from the statutory federal rate of 35% primarily due to domestic operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%, as well as for certain other items, such as state and local taxes and non-deductible expenses. While we did not record the benefit of domestic losses for the current period, profits and losses in our European operations resulted in income tax expense of $85,000 and $245,000 for the three and nine months ended September 30, 2011. We operate in multiple jurisdictions and our business is impacted by seasonality which causes variability in the consolidated effective tax rate during the year. We continually review our assertion regarding the valuation allowance, which includes an analysis of multiple factors, including projections, reversal of deferred tax liabilities and tax planning strategies.

Liquidity and Capital Resources

Our primary cash need is for working capital, which we generally fund with cash flows from operating activities, and may be impacted by fluctuations in demand for our products, investments in our infrastructure and expenditures on marketing and advertising. At September 30, 2011, we had a total of $23.1 million in cash and cash equivalents and $39.5 million in investments. Our investments will mature during the next 12 months and include investments in certificates of deposit ($500,000) and debt securities ($39.0 million).

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

Cash used in operating activities for the nine months ended September 30, 2011 was $4.3 million, compared to cash provided of $385,000 for the same period last year. The increase in inventories is primarily the result of inventory we purchased during the first quarter of 2011 from Privee AG, our former independent distributor in Japan, which is being used to fulfill sales in our Japanese market, as well as increases in inventories in the United States, Belgium and Japan for the upcoming holiday season. The increases in accounts payable and accrued liabilities are primarily due to inventory purchases. During the third quarter of 2011, we settled a potential patent and trademark lawsuit, in the Company’s favor, in the amount of $375,000. The full amount of the settlement was received during the third quarter of 2011.

Index

Net cash provided by operating activities for the nine months ended September 30, 2010, was primarily due to the collection of a $2.9 million income tax refund and a reduction in accounts receivable of $1.4 million due to timing as well as reduced sales. These amounts were partially offset by an increase of $2.0 million in inventories in anticipation of the holiday selling season, as well as the payment of $1.2 million for the settlement of an outstanding state tax liability. Additionally, during the second quarter of 2010, we settled a potential patent and trademark lawsuit, in the Company’s favor, in the amount of $750,000. The full amount of the settlement was received during the second quarter of 2010.

Our cash flows from changes in operating assets/liabilities are subject to seasonality.

As of September 30, 2011, we have open purchase commitments of $5.1 million for the purchase of inventory. These commitments are expected to be settled during the fourth quarter of 2011 ($4.6 million) and the first quarter of 2012 ($500,000).

Net cash used in investing activities for the nine months ended September 30, 2011 and 2010, is primarily the result of investment activity of our excess cash.

Cash used in financing activities for the nine months ended September 30, 2011, as well as for the nine months ended September 30, 2010, was for payments of previously acquired goodwill and intangibles associated with the termination of agreements with our former independent distributors in the German and French markets in 2008. As of September 30, 2011, we have outstanding liabilities of $225,000 due to our former independent distributor in the German market, $95,000 of which are recorded as current liabilities and are expected to be settled during the next 12 months. All liabilities due to our former independent distributor in the French market have been settled.

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

Vulnerability Due to Customer Concentration / Geographical Concentration

Oxylane Group accounted for 11% and 13% of our net sales for the three and nine months ended September 30, 2011, respectively; and 10% and 13% of our net sales for the three and nine months ended September 30, 2010, respectively.

Index

Privee AG accounted for 34% and 23% of our net sales for the three and nine months ended September 30, 2010, respectively. Privee AG was the Company's independent distributor in Japan. On November 25, 2010, the Company notified Privee AG that it would not be renewing its distributor agreement. On February 28, 2011, the Company’s distributor agreement with Privee AG terminated. In February 2011, we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary, to manage our operations and to take over distribution of our products in Japan effective March 1, 2011. There were no sales to Privee AG during the three months ended March 31, 2011.

No other retail customer or independent distributor accounted for 10% or more of our net sales for the three and nine months ended September 30, 2011 and 2010.

Sales in our Italian market accounted for 19% and 23% of consolidated net sales for the three and nine months ended September 30, 2011, respectively. Sales in our French market accounted for 15% and 18% of consolidated net sales for the three and nine months ended September 30, 2011, respectively; and in our German market 7% and 9%, respectively. For the three and nine months ended September 30, 2010, our Italian market accounted for 7% and 7% of our net sales, respectively; our French market accounted for 18% and 22%, respectively; and our German market accounted for 10% and 15%, respectively. No other country, other than the United States, accounted for 10% or more of our net sales for the three and nine months ended September 30, 2011 and 2010.

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

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934) as of September 30, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2011 were effective.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index

Item 1A.     Risk Factors

Except with respect to the risk factor modifications disclosed in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or results of operations.

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

HEELYS, INC.

Date: November 10, 2011	By:	/s/ Thomas C. Hansen
Thomas C. Hansen
Chief Executive Officer (Principal Executive Officer)

HEELYS, INC.

Date: November 10, 2011	By:	/s/ Craig D. Storey
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