Form 10-K
period 2011-12-31
Heelys, Inc.
filed 2012-03-21
CIK 1373980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes  ☐ No  ☒

As of June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $37.4 million (based upon the closing price for the registrant's common stock on The Nasdaq Stock Market of $2.28 per share). For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 5% of the registrant's common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of March 12, 2012, there were 27,571,052 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2012, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Index

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934, as amended, or the "Exchange Act," that are based on information currently available to management as well as management's assumptions and beliefs. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, and our expectations, beliefs, intentions or future strategies that are signified by terminology such as "subject to," "believes," "anticipates," "plans," "expects," "intends," "estimates," "may," "will," "should," "can," the negatives thereof, variations thereon, similar expressions, or discussions of strategy. These forward-looking statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Annual Report on Form 10-K, the risk factors set forth in Part I, "Item 1A. Risk Factors," in this report may affect our performance and results of operations. Those risks, uncertainties and factors include, but are not limited to, the fact that substantially all of our net sales are generated by one product, our intellectual property may not restrict competing products that infringe on our patents from being sold, continued changes in fashion trends and consumer preferences and general economic conditions, we depend on our relationships with retail customers and independent distributors with whom we do not have long term contracts, we outsource all of our manufacturing to, and rely on, a limited number of independent manufacturers, our distribution model and recent moves in select markets to take over distribution of our products directly to customers contains inherent risks, we are subject to the risks of conducting business internationally, foreign exchange rate fluctuations could harm our results of operations, we have expanded our product offering to mass merchants which may affect our brand image and reputation, we may not be able to successfully introduce new product categories and the other factors described in Part I, “Item 1A. Risk Factors” and in our other filings with the Securities and Exchange Commission. Investors are urged to consider these risks, uncertainties and factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

  PART I

Item 1.	Business

Throughout this report, references to the "Company," "we," and "our" refer to Heelys, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

Overview

We are a designer, marketer and distributor of innovative, action sports-inspired products primarily under the HEELYS brand targeted to the youth market. Our primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS-wheeled footwear allows the user to seamlessly transition from walking or running to rolling by shifting weight to the heel. Users can transform HEELYS-wheeled footwear into street footwear by removing the wheel. We believe our distinctive product offering and our HEELYS brand is synonymous with a popular lifestyle activity. In Europe, during the third and fourth quarters of 2011, we began to distribute brands other than HEELYS. These brands include Airbak backpacks, Tony Hawk skateboards, Blazer Pro scooters and accessories and District scooters.

We were initially incorporated as Heeling, Inc. in Nevada in 2000 and were reincorporated in Delaware in August 2006 and changed our name to Heelys, Inc. Through our general and limited partner interests, we own 100% of Heeling Sports Limited, a Texas limited partnership, which was formed in May 2000. In February 2008, we formed Heeling Sports EMEA SPRL, a Belgian corporation and indirect wholly-owned subsidiary, to manage our operations in Europe, the Middle East and Africa. In February 2011, we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary, to manage our operations in Japan and to take over the distribution of our products in that country effective March 1, 2011.

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

Index

Our Business

We currently offer HEELYS-wheeled footwear in the United States and certain other countries. Heelys-wheeled footwear is protected by numerous patents and trademarks. In 2011, approximately 98% of our net sales were derived from the sale of our HEELYS-wheeled footwear. The remainder of our net sales were derived from the sale of our Nano™ inline footboard and branded accessories, such as replacement wheels, and the distribution of other brands besides HEELYS in Europe.

We sell our products through distribution channels that generally merchandise our products in a manner that we believe enhances and protects our HEELYS brand image. Domestically, our products can be purchased from full-line sporting goods retailers such as Academy and Big 5; and specialty apparel and footwear retailers such as Skechers, Footaction and Journeys. Our products can also be purchased from select online retailers such as Zappos.com and Amazon.com. In 2011, approximately 37% of our consolidated net sales were derived from retailers in the United States.

Historically, our products have been sold internationally through independent distributors with exclusive rights to specified international markets. Since 2008, however, we have expanded our international opportunities through our Belgian subsidiary by working more closely with our distributors, establishing relationships with distributors in new international markets and, in select markets, selling our products directly to retail customers. We took over the distribution of our products in the German market effective April 1, 2008 and in the French market effective May 1, 2008. We began to sell directly to retailers in Italy during the fourth quarter of 2009, and directly to retailers in Spain and Portugal in 2011, through our Belgian subsidiary. In Europe our products can be purchased in sporting goods retailers such as Decathlon (France), Sportland S.R.L. (Italy) and Sport Scheck (Germany); footwear retailers such as Bocci Sport (Italy) and Trops SPA (Italy); and through online retailers such as Amazon and Vente-Privee (France). As part of an initiative to improve efficiency and reduce costs, we began taking steps in the first quarter of 2012 to close our office in Brussels, Belgium and transition our business operations conducted through that office to our French and German offices. We ended our distributor agreement with our Japanese distributor in February 2011 and we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary, to manage our operations in Japan and to take over the distribution of our products in that country effective March 1, 2011. Our largest Japanese customer is Toys”R”Us.

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

HEELYS-wheeled footwear can be classified into the following three categories:

Single-Wheel.     Our single-wheel HEELYS-wheeled footwear has one detachable wheel and are available in various sizes for men, women and children. We offer wheels of various performance capabilities in order to appeal to beginners and advanced users. In addition to offering standard styles, we may collaborate with certain of our retail customers to develop HEELYS-wheeled footwear styles that these retail customers have the exclusive rights to sell. These special make-up programs enable these retail customers to differentiate their HEELYS-wheeled footwear product offerings and allow us to broaden our product range.

Index

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

In 2011, we introduced Sidewalk Sports™ wheeled footwear. The Sidewalk Sports™ branded products will be sold in markets in which we lack protection of our intellectual property or where the level of expendable income of the average consumer does not support the purchase price of our HEELYS-wheeled footwear. We also plan to sell the product in the U.S., Japan and Europe in traditional mass retailers. In the fourth quarter of 2011, the two-wheeled Sidewalk Sports™ product was sold in the U.S. exclusively at Kmart stores. That exclusivity ended January 1, 2012.

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

Sales

We control the distribution of our products in an effort to protect our HEELYS brand and maintain our targeted price points. We sell our products domestically directly to retail customers. Internationally, while we have traditionally sold our products through independent distributors, since 2008, we have expanded our international opportunities through our Belgian subsidiary by working more closely with our distributors, establishing relationships with distributors in new international markets and, in select markets, selling our products direct to retail customers. We began taking steps in the first quarter of 2012 to close our office in Brussels, Belgium and transition our business operations conducted through that office to our French and German offices. In February 2011, we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary, to manage our operations in Japan and to take over the distribution of our products in that country effective March 1, 2011.

During the second quarter of 2010, we began selling certain of our products directly to consumers through our website at www.heelys.com.

Currently, we do not sell, other than the limited amount of sales through our website, directly to consumers. We sold certain styles to select discount retailers in order to reduce our inventory levels and dispose of excess inventory in 2009. Sales to discount retailers declined in 2010 and 2011 due to our lower inventory levels.

 Domestic Sales

Our products are sold through retail customers, including a variety of full-line sporting goods retailers, specialty apparel and footwear retailers, family footwear stores and select online retailers. We attempt to choose retail customers who appeal to our target market and who are able and willing to merchandise our products in a manner we believe is consistent with our brand message and positioning. Academy, Big 5, Kids Footlocker, Journeys, Kmart, Finish Line, Shoe Carnival, Zappos.com and Amazon.com are examples of our domestic retail customers. In 2011 and 2010, our domestic net sales were $11.9 million and $8.6 million, respectively, representing 37.2% and 28.4% of our consolidated net sales, respectively.

We actively manage our domestic distribution by controlling the number of stores in which HEELYS-wheeled footwear is sold.

We are committed to providing the highest levels of service to our retail customers. Historically, our domestic retail accounts have been served by a national sales force of sales representatives employed by independent sales agencies, with each independent sales agency being assigned an exclusive territory and compensated on a commission basis. In 2011, our domestic retail accounts were served by a national sales force of sales representatives employed by a single independent sales agency. Our external sales force is responsible for substantially all of our domestic sales.

Index

International Sales

As of December 31, 2011, we offered our products internationally through 23 independent distributors, each of which has exclusive rights to a designated territory. We select our independent distributors based on their relationships with appropriate retailers, their ability to effectively represent the HEELYS brand and their execution of our distribution strategy. In order to maintain a consistent brand image throughout the world, we provide marketing, distribution and product training support to our independent distributors. Each distributor must generally meet minimum sales goals and is responsible for funding its local marketing campaigns, maintaining its own inventory and providing sufficient sales, distribution and customer service infrastructure.

During the first quarter of 2008, we formed a Belgian subsidiary, with offices in Belgium, Germany and France, to focus on expanding our international opportunities by working more closely with our distributors, establishing relationships with distributors in new international markets and, in select markets, selling our products direct to retail customers. We took over the distribution of our products in Germany and Austria (the “German market”), effective April 1, 2008, and in France, Monaco and Andorra (the “French market”), effective May 1, 2008. In 2011, our German and French markets accounted for approximately 6.8% and 17.0% of our consolidated net sales, respectively. In 2010, our German and French markets accounted for 12.4% and 21.4% of our consolidated net sales, respectively.

During the fourth quarter of 2009, we began to sell directly to retailers in Italy through our Belgian subsidiary. In 2011 and 2010, our Italian market accounted for approximately 19.6% and 8.4% of our consolidated net sales, respectively.

During 2011, we began to sell directly to retailers in Spain and Portugal also through our Belgian subsidiary. For 2011 and 2010, sales in these markets have been limited.

We began taking steps in the first quarter of 2012 to close our office in Belgium and transition our business operations conducted through that office to our French and German offices.

In 2010, our largest international territory managed by an independent distributor was Japan, which accounted for 17.7% of our consolidated net sales. In February 2011, we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary, to manage our operations in Japan and to take over the distribution of our products in that country effective March 1, 2011. In 2011, sales in our Japanese market accounted for approximately 5.9% of our consolidated net sales.

In 2011 and 2010, our international net sales were $20.1 million and $21.8 million, respectively, accounting for 62.8% and 71.6% of our consolidated net sales, respectively. The decline in sales in our international markets is primarily attributable to a decrease in sales in our Japanese market.

We believe international distribution represents a growth opportunity for us that we intend to take advantage of by encouraging our existing distributors to expand their market presence, by establishing relationships with distributors in new international markets and, in select markets, selling our products direct to retail customers.

In our international markets we employ third party distributors in most countries and those distributors have their own direct and independent sales representatives. In our German, French, Italian and Spain/Portugal markets, where we sell directly to retailers, we sell our products through independent sales representatives. In our Japanese market, where we began to sell directly to retailers effective March 1, 2011, we sell our products through employed sales staff.

 Principal Customers

In 2011 and 2010, Oxylane Group accounted for 11.7 % and 11.9% of our consolidated net sales, respectively. Oxylane Group is a French sporting goods retail chain operating under the name Decathlon.

In 2010, Privee AG Corporation accounted for 17.7% of our consolidated net sales. Privee AG Corporation (“Privee”) was the Company's independent distributor in Japan. On February 28, 2011 our distributor agreement with Privee was terminated. Sales to Privee decreased $2.2 million, or 29.4%, to $5.4 million in 2010, from $7.6 million in 2009. In February 2011, we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary, to manage our operations in Japan and to take over the distribution of our products in that country effective March 1, 2011.

No other retail customer or independent distributor accounted for 10% or more of our net sales in either of fiscal years 2011 or 2010.

Index

Marketing

Our marketing strategy is to position our products and the HEELYS brand to represent a lifestyle that allows our consumers to have Freedom and Fun with the sense that they are Fearless, providing them a sense of excitement and individuality. We utilize a multi-faceted strategy to promote awareness of, and generate demand for, the HEELYS brand. This strategy includes a mix of mass advertising, point-of-purchase, or "POP," displays, product placement, targeted licensing agreements and partnerships, public relations, celebrity/influential product trials and experiential marketing activities. While we fund the cost of these activities domestically, as well as in our direct distribution international markets, our international independent distributors are solely responsible for these costs in their respective markets.

Television Advertising

Television advertisements have traditionally been an important and effective tool for increasing awareness of our brand and products among our target consumers because these advertisements allow us to show consumers HEELYS-wheeled footwear in action. Advertisements have aired nationally and in selected regions of the United States, Europe and Japan during our primary selling seasons. As part of our regional television advertising strategy, we typically feature the name of a local retail customer at the end of our television advertisements. This tactic is intended to drive consumers to specific retail customers and allow us to evaluate the effectiveness of our advertising.

Point-of-Purchase Displays

Many of our retail customers have committed valuable floor space to HEELYS branded POP displays. When the opportunity presents itself, we supply custom POP solutions that best fit both our needs and those of our retail customers. Through the use of these POP displays, we are able to present the HEELYS brand message to consumers in a consistent manner and sometimes increase our shelf space in our retail customers' locations. POP displays are used in those markets where we sell directly to retailers. Our POP displays are scalable, to give a consistent look while adhering to the size differences at individual retail locations.

Product Placement

Kids, Tweens and Teens look to celebrities, musicians and other stars for inspiration and fashion cues. Therefore, we identify and secure, through our agency relationships, "product-in-use" opportunities for our domestic and international markets ranging from feature films to television and celebrity endorsement. We believe product placement activities enable us to build awareness of, and demand for, our products in a cost-effective manner.

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

 Cooperative Marketing

In partnership with our retailers to whom we sell direct to, whether it be domestic or international, we offer cooperative marketing support. Our cooperative marketing initiatives are aimed at increasing overall demand for HEELYS, as well as driving HEELYS sales to our key retail partners. Examples of cooperative marketing include company-approved POP display materials, television, radio, print and web-based advertising, gift with purchase promotions and customized event marketing demonstrations. We will continue to collaboratively work with our retail partners in an effort to drive the overall awareness and demand for HEELYS.

Website

We recently redesigned and upgraded the www.heelys.com website to provide a more interesting, informative and fun site for the online community of HEELYS users. The redesigned website allows HEELYS to have an on-line store for select products. In addition, the redesigned and upgraded website allows us to advertise one main URL to have a global look and feel, allowing our international offices to modify language and specific product information while keeping the same branded look that allows our consumers to choose their country and language.

Index

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

In May 2010, we entered into an agreement with TGB, LLC, a New Jersey limited liability company (“TGB”), under which TGB acted as the exclusive sourcer of our shoe products. In April 2011, we reached an agreement to terminate our sourcing agreement with TGB. From and after the termination of that sourcing agreement, we were not required to (and did not) purchase any other products from TGB under the sourcing agreement and, instead, we purchased products directly from our independent manufacturers.

Order Fulfillment and Inventory Management

Our products are inspected, bar coded and packaged by our independent manufacturers. Our independent manufacturers mark, label and pre-ticket our products for certain of our larger retail customers. The product is then transported either to the port in Long Beach, California, to a third-party distribution facility in Belgium, to a third-party distribution facility in Tokyo, or directly to the customer.

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

 Before establishing our Belgian subsidiary, substantially all of our products destined for international distribution were sent directly by our independent manufacturers to our independent distributors. Through our Belgian subsidiary, we have expanded the use of a third-party distribution facility in Belgium to help facilitate fulfillment of orders to international customers, and some products destined for sale through our Belgian subsidiary are sent to this third-party distribution facility.

In February 2011, we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary, to manage our operations in Japan and to take over the distribution of our products in that country effective March 1, 2011. We use a third-party distribution facility in Japan to help facilitate fulfillment of orders to our retail customers in Japan.

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

Intellectual Property—Patents and Trademarks

We have both domestic and international patent coverage for the technology incorporated in our HEELYS-wheeled footwear and own more than 84 issued patents and pending patent applications in more than 25 countries, of which more than 55 are related to wheeled footwear. Our first patent was a method patent that was issued in June 2002 and includes coverage for wheeled footwear, including HEELYS-wheeled footwear, with a wheel in the heel that allows the user to transition from walking or running to rolling by shifting weight to at least one wheel in the heel. We also own a variety of trademarks, with more than 109 registered and pending trademarks with rights in more than 60 countries.

We have vigorously enforced, and expect to continue to vigorously enforce, our intellectual property rights against infringers domestically and internationally. Despite the challenges inherent in combating infringers in international jurisdictions that may not protect intellectual property rights to the same extent as the United States, we have cooperated with the appropriate authorities and they have conducted successful raids, customs seizures and product confiscations of products that infringe our intellectual property rights in various countries. We have obtained agreements from importers and retailers to cease and desist all infringing activities and, in some cases have been paid monetary compensation. We have also successfully asserted our patent rights against manufacturers of infringing products.

Index

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

Employees

As of December 31, 2011, we employed a total of 47 full-time employees. We are not a party to any labor agreements and none of our employees are represented by a labor union.

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

Information Technology Systems

Our information technology systems are designed to provide us with, among other things, comprehensive order processing, production, accounting and management information for the sourcing, importing, distribution and marketing aspects of our business. We maintain an EDI system that provides a computer link between us and certain of our customers, which enables us to monitor their purchases, inventory and retail sales and also improves our efficiency in responding to their needs. Although we believe our information technology systems are sufficient to meet our current needs, in June 2011 we migrated our information technology systems, located in our Texas headquarters, from Microsoft Solomon to Microsoft Navision. Our Belgian subsidiary’s operations are currently, and our operations in Japan will be, operating on the Microsoft Navision platform. We believe having all of our operations on the same platform will allow for more seamless sharing of information and implementation of standardized best practices for our industry and software platform. However, we will continue to assess the need to expand and upgrade our information technology systems to support actual or expected future needs.

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

Backlog

Historically, we received most of our orders three to four months prior to the date the products were shipped to customers. At December 31, 2011, our backlog was approximately $5.4 million, compared to approximately $4.9 million at December 31, 2010. Although generally these orders are not subject to cancellation prior to the date of shipment, cancellations have and may continue to occur. In the current economic environment, our retail customers are being cautious when placing orders and have shifted towards shorter lead times and at-once inventory purchases. For a variety of reasons, including the timing of release dates for our product offerings, shipments, order deadlines and receipt of orders, backlog may not be a reliable measure of future sales and may not be comparable from one period to another.

Item 1A.	Risk Factors

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the more detailed description of our business and other cautionary statements and risks described elsewhere, and the other information contained in this Annual Report on Form 10-K and in our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline, and you may lose all or part of your investment. Our business, prospects, financial condition or results of operations could be materially and adversely affected by the following:

Index

We depend primarily upon sales from a single product line and the absence of continued demand for our products would have a material adverse effect on our net sales and results of operations.

In both 2011 and 2010, we generated approximately 98% of our consolidated net sales from our HEELYS-wheeled footwear and we expect to continue to depend upon HEELYS-wheeled footwear for substantially all of our consolidated net sales in the foreseeable future. Because we are currently dependent on a single line of products, factors such as changes in consumer preferences may have a disproportionately greater impact on us than if we offered multiple product categories. If consumer interest in HEELYS-wheeled footwear or wheeled sports activity products in general continues to decline, we would likely experience a further loss of sales, cancellation of orders from customers, loss of customers, excess inventories, higher reserves for marketing discretionary fund assistance, increased reserves for inventory returns, inventory markdowns and discounts to our retail customers, deterioration of our brand image, and lower revenues and gross and operating margins as a result of price reductions and may be forced to liquidate excess inventories at a discount, any or all of which would have a material adverse impact on our business and operations. There can be no assurance our products will hold long-term consumer appeal.

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

 Particularly in Europe, the current sovereign debt crisis affecting Greece, Ireland, Italy, Portugal and Spain, and related European financial restructuring efforts, may cause the value of the European currencies, including the Euro, to further deteriorate, which in turn could adversely impact our Euro-denominated sales and working capital. In addition, the European crisis may contribute to instability in global credit markets, and further economic deterioration in Europe could adversely impact demand for our products and product pricing.

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

Demand for our products, and for consumer products in general, is subject to rapidly changing consumer demand and trends in consumer preferences. Therefore, our success depends upon our ability to:

●	identify, anticipate, understand and respond to these trends in a timely manner;

●	design our HEELYS-wheeled footwear to appeal to a wider range of consumers; and

●	introduce appealing new products and performance features on a timely basis.

We generally must make decisions regarding product designs several months before our products are available for sale, and it can take us up to six months to achieve full production of certain models. Accordingly, at the time we have to make decisions that determine our inventory levels, we cannot be certain that our product offerings will be well received by consumers, in which case we may be forced to liquidate excess inventories at a discount. In addition to offering our standard styles, we may collaborate with certain of our retail customers to develop HEELYS-wheeled footwear styles that these retail customers have the exclusive rights to sell. If these retail customers are unable to sell through these footwear styles we may agree to provide marketing discretionary fund assistance or to accept return of this inventory. Because these styles have been specifically designed for a particular customer, we may not be able to sell the returned inventory or may not be able to sell the returned inventory at or above cost. Conversely, if we underestimate consumer demand for our products, we could have inventory shortages, which would result in lost sales, delays in shipments to retail customers and independent distributors, strains on our relationships with retail customers and independent distributors and diminished brand loyalty. Even if we introduce appealing new styles and products on a timely basis, we may set prices for our products too high to be successful. A decline in demand for our products, or any failure on our part to satisfy increased demand for our products, could adversely affect our net sales and results of operations.

Index

Our operations are dependent upon the strength of our relationships with our retail customers and independent distributors and their success in selling our products, and a small number of retail customers and independent distributors are responsible for a significant percentage of our net sales.

Our success is dependent upon the willingness and ability of our retail customers to market and sell our products to consumers, as well as the success of our independent distributors in developing foreign markets for our products. For the years ended December 31, 2011 and December 31, 2010, Oxylane Group accounted for approximately 11.7% and 11.9% of our consolidated net sales, respectively. Oxylane Group is a French sporting goods retail chain operating under the name Decathlon. For the year ended December 31, 2010, Privee AG Corporation (formerly AG Corporation) accounted for approximately 17.7% our consolidated net sales. Privee AG Corporation was the Company's independent distributor in Japan. No other retail customer or independent distributor accounted for 10% or more of our consolidated net sales in either of these periods. If any of these, or our other significant retail customers or independent distributors, were to experience financial difficulties, reduce the quantity of our products it sells, discount the retail sales price, request markdown assistance or additional marketing assistance, or stop selling our products, our financial condition and results of operations could be adversely affected.

On November 25, 2010, we notified Privee AG Corporation we would not be renewing our distributor agreement with Privee AG Corporation, which terminated on February 28, 2011. In February 2011, we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary, to manage our operations in Japan and to take over the distribution of our products in that country effective March 1, 2011.

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

We sell our products through a mix of retail customers. Our Sidewalk Sports™ brand utilizes lower-cost materials and basic designs and sells for less than our other wheeled products. This brand will be sold domestically and in certain international markets.  Depending on the reaction to the brand, we may experience a change in the mix of our retail customers. Any material changes in the distribution to, or mix of, our retail customers could adversely affect our gross margin, and these changes, as well as the introduction of the Sidewalk Sports™ brand to our line of products, may negatively affect both our brand image and our reputation with our consumers. A negative change in our gross margin or our brand image and acceptance could have a material adverse effect on our results of operations and financial condition. Our sales of products directly to consumers via our website, which we began in the second quarter of 2010, and the introduction of our Sidewalk Sports™ brand, may alienate certain of our retail customers and result in reduced sales to these customers. Reduced sales to our retail customers could have an adverse impact on our financial condition and results of operations.

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

All of our products are produced by independent manufacturers with which we do not have long-term contracts. As such, any of our manufacturers could unilaterally terminate its relationship with us or increase the prices it charges us at any time. A limited number of independent manufacturers produce all of our HEELYS-wheeled footwear. Consequently, if any such manufacturers close, stop producing merchandise for us or greatly increase prices, these actions could result in delayed deliveries to our retail customers, could adversely affect our revenue and results of operations, and could require the establishment of new manufacturing relationships, which could require significant additional time and expense.

Index

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

Our distribution efforts internationally, including our recent efficiency and cost reduction initiative with respect to our Belgian office, involve inherent risks which could result in harm to our business.

During 2008, we opened an office in Brussels, Belgium, with branch offices in Germany and France, to focus on expanding our international opportunities by working more closely with our distributors, establishing relationships with distributors in new international markets and, in select markets, selling our products direct to retail customers. As part of an initiative to improve efficiency and reduce costs, we began taking steps in the first quarter of 2012 to close our office in Brussels and transition our business operations conducted through that office to our French and German offices. We cannot assure you that we will be able to implement this initiative successfully, and we anticipate incurring additional expenses, some of which may be material in the period in which those expenses are incurred. Even if we are successful with this initiative, we may not be able to translate all of the cost savings from this initiative into increased earnings and may face other risks associated with the initiative, including, among other things, declines in employee morale and interruptions in our European business operations. In February 2011, we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary, to manage our operations in Japan and to take over the distribution of our products in that country effective March 1, 2011.

Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends upon the proper operation of our distribution model (taking into account the absorption by our French and German offices of business operations conducted through our Belgian office) and the development of additional distribution capabilities. This distribution model is subject to a number of risks, including greater difficulties in staffing and managing foreign operations, unexpected changes in regulatory practices and tariffs, longer collection cycles, seasonality, potentially subjecting our operations to taxes in additional jurisdictions, potential changes in export and tax laws and other risks and uncertainties inherent in doing business outside of the United States. Any of these risks could have an adverse impact on our results of operations. This distribution model may also adversely impact our relationship with our independent distributors.

Our takeover of distribution in Japan and the March 2011 earthquake and tsunami-related events in the region could have a material adverse effect on our results of operations.

In February 2011, we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary of the Company, with offices in Tokyo, to manage our operations in Japan and to take over distribution of our products in that country effective March 1, 2011. Prior to March 1, 2011, our products were distributed in Japan through an independent wholesale distributor. Sales to this independent distributor in Japan accounted for 17.7% of our consolidated net sales for the year ended December 31, 2010. We face risks related to the Company’s takeover of distribution of its products in Japan, including our capacity to efficiently distribute our products and the potential for lack of realization of inventory values. Further, the March 2011 earthquake in Japan and related tsunami, nuclear and other disasters, including the impact of infrastructure and other damages and disruptions on retailers, manufacturers and other market participants throughout the region, such as reduced customer spending, have impacted, and may continue to impact, the demand for, and pricing elements of, our products and, as a result, may adversely affect our results of operations.

Index

Because our products are manufactured in Asia, because we operate offices internationally, and because a portion of our sales activities occur outside of the United States, we are subject to international business, political, operational, financial and economic risks that could adversely affect our net sales and results of operations.

Conducting business internationally entails numerous risks which could interrupt or otherwise adversely affect our business, including:

●	increased transportation costs (the cost of fuel is a significant component of transportation costs, so increases in the price of petroleum products can adversely affect our profit margins);

●	delays and other logistical problems relating to the transportation of goods shipped by ocean freight;

●	work stoppages, strikes, lockouts or increased security concerns at seaports;

●	difficulties in staffing and managing our foreign operations;

●	tariffs, import and export controls and other barriers, such as quotas and local content rules;

●	restrictions on the transfer of funds;

●	changing economic conditions;

●	changes in governmental policies and regulations;

●	limitations on the level of intellectual property protections;

●	poor or unstable infrastructure of certain foreign countries;

●	trade sanctions, political unrest, terrorism, war, epidemics and pandemics;

●	expropriation and nationalization; and

●	difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions.

These factors, and the failure to effectively respond to them, could result in, among other things, poor quality in our products, product shortages, delivery delays, decreased net sales and increased costs.

Fluctuations in foreign currency exchange rates could harm our results of operations.

We pay for our products, and our independent distributors pay us, in U.S. dollars. International sales accounted for approximately 62.8% and 71.6% of our consolidated net sales in 2011 and 2010, respectively. If the U.S. dollar strengthens compared to the currency in the foreign markets where our products are sold, our products will be more expensive in those markets, making them less attractive to consumers. If the U.S. dollar significantly weakens compared to the currency in the foreign markets where our products are produced, our manufacturers could increase the prices they charge us for our products, which could reduce our profitability. There can be no assurance that we can effectively mitigate our foreign exchange risk.

We are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the statement of operations and balance sheet of our Belgian subsidiary into U.S. dollars. For example, there is currently an intercompany loan due to our U.S. entity from our Belgian subsidiary which must be repaid in U.S. dollars. Because this intercompany loan is U.S. dollar denominated (and not Euro denominated, which is the functional currency of our Belgian subsidiary), our Belgian subsidiary recognizes a loss if the U.S. dollar strengthens compared to the Euro and recognizes a gain if the U.S. dollar weakens compared to the Euro. This impact is recorded in other income and expense.

In February 2011, we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary, to manage our operations in Japan and to take over the distribution of our products in that country effective March 1, 2011. We are exposed to similar gains and losses, as with our Belgian subsidiary, resulting from the effect of fluctuations in the foreign currency exchange rate between the U.S. dollar (our reporting currency) and the Japanese Yen (the functional currency of our Japanese subsidiary). Similar to our Belgian subsidiary, there is an intercompany loan due to our U.S. entity from our Japanese subsidiary. This intercompany loan is denominated in U.S. dollars as opposed to the Japanese Yen. If the U.S. dollar strengthens against the Yen, a loss would be recognized, but if the U.S. dollar weakens against the Yen, a gain would be recognized. This impact would be recorded in other income and expense.

Index

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

Historically, we sold substantially all of our products domestically through a national sales force of independent sales representatives who were employed by independent sales agencies. Since 2011, our domestic retail accounts have been served by a national sales force of sales representatives employed by a single independent sales agency. In our German and French markets, as well was in Italy, Spain and Portugal, where we sell directly to retailers, we sell our products through independent sales representatives. In our Japanese market, where we began to sell directly to retailers effective March 1, 2011, we sell our products through employed sales staff. We rely on independent sales representatives to provide new customer prospects and market our products to our retail customers. Our independent sales representatives generally do not sell our products exclusively and may terminate their relationships with us at any time with limited notice. Our ability to maintain and increase our sales depends in large part on our success in maintaining relationships with our independent sales representatives on commercially reasonable terms. Any failure to maintain and develop new satisfactory relationships with independent sales representatives, or any failure of our independent sales representatives to effectively market our products, could adversely affect our sales.

Negative publicity relating to our products could cause our HEELYS brand to suffer and adversely affect our net sales and results of operations.

Various media outlets have reported on injuries suffered by users of our products and have quoted from or referred to medical studies and U.S. Consumer Product Safety Commission data relating to injury rates of users of wheeled footwear. This negative publicity, and any future negative publicity, relating to the safety of our products or products similar to ours could cause our HEELYS brand image to suffer and adversely affect our net sales and operating performance.

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

Index

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

We attach warning labels to our products and packaging relating to safe usage and the risk of injury. However, if a product liability claim is brought against us, the content of the warnings, the placement of them, or both, may be considered inadequate by courts, exposing us to liability. We cannot be certain that our safety warning labels are adequate. Product liability claims could result in us having to expend significant time and expense to defend these claims and to pay, if necessary, settlement amounts or damages, which could adversely affect our financial condition. In addition, claims that use of our products resulted in an injury, disability or death could cause our HEELYS brand image and operating performance to suffer by damaging our reputation and prospects and by diverting the time and attention of our management, even if we are not at fault.

There can be no assurance our product liability insurance coverage will be adequate, that our insurers will be financially viable when payment of a claim is required or that we will be able to obtain such insurance in the future on acceptable terms, if at all.

If any of our products are or are alleged to be defective, we may be required to recall that product. Any product recall could cause us to incur substantial cost, and irreparably harm our relationships with our customers and our brand image, which could adversely affect our business.

If our new products are not accepted by our customers or if we are unable to maintain our margins, it could materially affect our financial performance.

As is typical with new products, market acceptance of our new products is uncertain and achieving market acceptance may require substantial marketing efforts and expenditures. We also cannot assure that our new products will have the same or better margins than our current products. The failure of the new products to gain market acceptance, or our inability to maintain our current product margins with the new products, could adversely affect our business, financial performance and brand image.

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

Index

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

HEELYS-wheeled footwear could become subject to import duties in the United States and Japan, and if we cannot increase our prices to compensate for such duties, it could reduce our profitability.

HEELYS-wheeled footwear is currently classified by U.S. Customs and Border Protection and Japan Customs such that we do not pay import duties to the United States or Japan. These customs classifications can be changed at any time, and although we would vigorously oppose any proposed change, there can be no assurance that we would prevail. If the classification for HEELYS-wheeled footwear changed and HEELYS-wheeled footwear became subject to an import duty, it might be difficult to increase our prices to compensate for any such duty, which could reduce our profitability.

Expanding our distribution to mass merchants could have a material adverse effect on brand image and results of operations.

We primarily sell our products to sporting goods retailers, specialty apparel and footwear retailers, and family footwear stores in an effort to maintain a high-quality image for our HEELYS brand and targeted price points for our products. During the fourth quarter 2011 (Holiday season), the two-wheel version of our new brand, Sidewalk Sports™, was available exclusively in Kmart stores; and, if necessary we may sell certain styles of our product to discount retailers in order to sell excess inventory. Expanded sales of Sidewalk Sports™ or other related brands to mass merchants in the future could negatively affect our HEELYS brand image and our reputation with consumers, which could adversely affect our results of operations and financial condition.

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

Improvements to our information technology systems may be inadequate, which could adversely affect our ability to operate effectively.

As our business needs change, we could experience difficulties associated with our information technology systems. If we experience difficulties in our information technology systems or experience system failures, or if we are unable to successfully modify our information technology systems to respond to changes in our business or operating model, our ability to operate effectively and our internal controls could be adversely affected.

Disruptions to our information technology systems could adversely affect our ability to operate effectively.

During 2011, we migrated our information technology systems, located in our Texas headquarters, from Microsoft Solomon to Microsoft Navision. Our European operations are currently, and our operations in Japan will also be, operating on the Microsoft Navision platform. We are a highly automated business and disruption in, or failure of, our information technology systems could cause delays in completing sales. If we experience difficulties or disruptions in our information technology systems or experience system failures, for any reason, including acts of God, terrorism, or if we are unable to successfully modify or upgrade our information technology systems to respond to changes in our business, our ability to operate effectively and our internal controls could be adversely affected.

Index

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

We have limited experience acquiring other businesses and may not be able to successfully integrate any acquired operations with our business or effectively manage the combined business following an acquisition. We also may not achieve the anticipated benefits of an acquisition due to any of the following factors:

●	unanticipated costs associated with making the acquisition and operating the acquired business;

●	harm to our business relationships with independent manufacturers, retail customers and independent distributors;

●	loss of key employees of the acquired business; or

●	difficulties associated with entering product categories or markets in which we have little or no prior experience.

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

The market price of our common stock has fluctuated significantly in the past and may fluctuate significantly in the future. Volatility in the trading price of our common stock may prevent you from being able to sell your shares of our common stock at prices equal to or greater than your purchase price. Such fluctuations may be influenced by many factors, many of which are outside of our control, including:

●	our operating and financial performance and prospects;

●	our quarterly or annual earnings or those of other companies in our industry;

●	the public's reaction to our press releases, other public announcements and filings with the SEC;

●	changes in earnings estimates or recommendations by research analysts who track our common stock or the stock of other companies in our industry;

●	strategic actions by us or our competitors;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	changes in accounting standards, policies, guidance, interpretations or principles

●	changes in general economic conditions in the United States and global economies or financial markets, including such changes resulting from war or acts of terrorism; and

●	sales of our common stock.

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

As of December 31, 2011, our executive officers, key employees, directors and their affiliates beneficially owned, in the aggregate, approximately 35% of our outstanding common stock. In addition, Capital Southwest Venture Corporation, or "CSVC," which owns approximately 33.8% of our common stock, has the contractual right to designate (i) two nominees for director to be included in management's slate of director nominees, so long as it owns at least 15% of the outstanding shares of our common stock, and (ii) one such nominee so long as it owns at least 10%, but less than 15%, of the outstanding shares of our common stock. CSVC's parent company is Capital Southwest Corporation ("CSC"). The Chairman of our Board of Directors is the President and CEO of CSC. In addition, one of our directors is a Vice President of CSC. As a result, through its designees, CSVC may significantly influence our corporate governance.

Index

Our Certificate of Incorporation, By-Laws and Delaware law contain provisions that could discourage a third party from acquiring us and consequently decrease the value of an investment in our common stock.

Our Certificate of Incorporation, By-Laws and Delaware corporate law contain provisions that could delay or prevent a change in control of our company or changes in our management. Among other things, these provisions:

●	authorize our board of directors, without prior stockholder approval, to issue preferred stock with rights, privileges and preferences, including voting rights, senior to those of our common stock;

●	prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

●	establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting; and

●	impose restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

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

SEC rules require, as a publicly traded company, that we file periodic reports containing our financial statements within a specified time following the completion of quarterly and annual periods. We may experience difficulty in meeting the SEC's reporting requirements. Any failure by us to file our periodic reports with the SEC in a timely manner could harm our reputation and reduce the trading price of our common stock and cause sanctions or other actions to be taken by the SEC. As a public company, we incur significant legal, accounting, insurance and other expenses.

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

Index

On May 1, 2008 our Belgian subsidiary entered into an operating lease for office space in Brussels, Belgium for nine years with the option to terminate the lease at the end of each three-year period. This lease was not terminated at the end of the first three year period. While we have begun taking steps in the first quarter of 2012 to close our Belgian office, and transition our business operations conducted through that office to our French and German offices, we have not terminated our operating lease for our Belgian office.

On April 1, 2008 our Belgian subsidiary entered into an operating lease for office space in Munich, Germany for three years with an automatic renewal at the end of the initial three year lease, unless six months notice is provided. This lease was renewed for a period of one year from April 1, 2011 through March 31, 2012 and has been renewed for a period of one year from April 1, 2012 through March 31, 2013.

On May 1, 2008 our Belgian subsidiary entered into an operating lease for office space in Annecy, France for nine years with the option to terminate the lease at the end of each three year period. This lease was not terminated at the end of the first three year period.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on The Nasdaq Capital Market under the stock symbol "HLYS." As of March 13, 2012, there were approximately 126 holders of record of our common stock. The following table sets forth the range of high and low market prices for the common stock during the years ended December 31, 2011 and 2010.

2011	High	Low
First Quarter	$3.39	$2.03
Second Quarter	$2.37	$1.90
Third Quarter	$2.43	$1.86
Fourth Quarter	$2.15	$1.75

2010	High	Low
First Quarter	$2.55	$2.08
Second Quarter	$2.97	$2.31
Third Quarter	$3.75	$2.14
Fourth Quarter	$3.63	$2.37

Index

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

The net proceeds to us from the offering were approximately $58.8 million, after deducting underwriting discounts and commissions and other expenses incurred in connection with the offering. As of December 31, 2011, we had used $8.5 million of these proceeds to repay amounts outstanding under our revolving credit facility and $27.7 million for working capital purposes ($8.5 million in December 2006, $19.2 million in 2007), and $8.6 million in 2008 to expand our international operations.

No proceeds were used in 2011 or in 2010. We intend to use the remaining proceeds to fund potential acquisitions, market expansion, infrastructure improvements, working capital needs and other general corporate purposes.

Unregistered Sales of Equity Securities

During the period covered by this Annual Report on Form 10-K, we did not sell or issue any unregistered equity securities.

Repurchases

None.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has reserved 2,972,725 shares of common stock subject to its 2006 Stock Incentive Plan, as amended and restated effective May 20, 2010, or the "2006 Plan," and had 358,546 shares remaining available at December 31, 2011 that may be granted to employees, consultants and nonemployee directors of the Company. The 2006 Plan is administered by the compensation committee of the Company's board of directors, which selects the persons to whom awards will be granted, determines the number of shares to be subject to each grant and prescribes the other terms and conditions of each grant and the vesting schedule. Unless specifically provided otherwise in an individual award agreement under the 2006 Plan, if a change in control of the Company, as defined by the 2006 Plan, occurs, (a) all of the options issued under the 2006 Plan will accelerate and become fully vested and exercisable and (b) the forfeiture restrictions under the restricted unit award agreement may lapse and the unvested restricted stock units may become vested and released from the forfeiture restrictions under such award only if the change in control constitutes a “change in control” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended.

Our board of directors and stockholders approved our 2006 Plan and we do not have any other equity based plans.

The following table provides information regarding the number of shares of our common stock that may be issued upon exercise of outstanding stock options or vesting of restricted stock units under the 2006 Plan as of December 31, 2011.

Index

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	2,072,002	(1)	$3.71	(2)	358,546
Equity compensation plans not approved by security holders	—		$—		—
Total	2,072,002		$3.71		358,546

(1)
Includes up to 63,559 shares issuable on vesting of outstanding restricted stock units at the end of the performance period May 1, 2010 to December 31, 2012, if the maximum performance goal for the performance year January 1, 2012 to December 31, 2012 is achieved. Includes up to 489,726 shares issuable on vesting of outstanding restricted stock units, at the end of the performance period January 1, 2011 to December 31, 2013, if the maximum performance goals for the performance years January 1, 2012 to December 31, 2012 and January 1, 2013 to December 31, 2013 are achieved.

(2)	Calculation of weighted-average exercise price does not include restricted stock units because they have no exercise price.

Exercise of Registration Rights

As previously disclosed in our Annual Reports on Form 10-K and our Registration Statement on Form S-1 filed with the SEC on September 1, 2006, the Company is party to a Registration Rights Agreement, dated May 26, 2000 (the “Registration Rights Agreement”), by and among the Company, Patricia and Samuel Ligon, and Capital Southwest Venture Corporation (“CSVC”).  The Registration Rights Agreement is attached as Exhibit 10.1 to our Registration Statement on Form S-1 filed on September 1, 2006.

Pursuant to its rights under Section 2(a) of the Registration Rights Agreement, CSVC has notified the Company of its election to exercise its registration rights with respect to all of the Company’s Registrable Securities (as defined in the Registration Rights Agreement) held by CSVC and CSVC has requested that the Company file a registration statement on Form S-3 (the “Registration Statement”) with respect to the Registrable Securities promptly after the Company files this Annual Report on Form 10-K with the SEC.  The Company intends to comply with its obligations under the Registration Rights Agreement and file the Registration Statement promptly after the Company files this Annual Report on Form 10-K with the SEC.

The Company will not receive any of the proceeds from any resale of the Company’s common stock by CVSC.

The foregoing disclosure shall not constitute an offer to sell or the solicitation of an offer to buy any securities, nor shall it constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale is unlawful.

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

Overview

We are a designer, marketer and distributor of innovative, action sports-inspired products primarily under the HEELYS brand targeted to the youth market. Our primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS-wheeled footwear allows the user to seamlessly transition from walking or running to rolling by shifting weight to the heel. Users can transform HEELYS-wheeled footwear into street footwear by removing the wheel. In 2011, approximately 98% of our net sales was derived from the sale of our HEELYS-wheeled footwear. The remainder of our net sales was derived from the sale of our Nano™ inline footboard and branded accessories, such as replacement wheels, and from the distribution of third-party brands in Europe.

We introduced HEELYS-wheeled footwear in 2000, and for several years our domestic sales were concentrated with one large, national specialty retailer. Although we initially focused on driving our domestic sales growth, we also established relationships with independent distributors in Japan, South Korea and Southeast Asia. As a result, the sources of our net sales were largely concentrated and we were susceptible to customer-specific and region-specific factors. This concentration caused variability in our results of operations. Since that time, we have diversified our retail customer base in the United States by widening our distribution to include full-line sporting goods retailers, specialty apparel and footwear retailers, family footwear stores and select online retailers. We have also expanded our international distribution channels to mitigate this concentration. Historically, our products have been sold to independent distributors with exclusive rights to specified international markets. In 2008, we formed a Belgian subsidiary, with an office in Brussels and branch offices in Germany and France, and expanded our international opportunities by working more closely with our distributors, establishing relationships with distributors in new international markets and, in select markets, selling our products direct to retail customers. Effective March 31, 2008 and April 30, 2008, respectively, we entered into agreements with our former distributor in Germany and Austria (German market) and our former distributor in France, Monaco and Andorra (French market) whereby we terminated their rights to distribute our products in their specified markets. Our Belgian subsidiary took over the distribution of our products in the German market effective April 1, 2008 and in the French market effective May 1, 2008. As part of an initiative to improve efficiency and reduce costs, we began taking steps in the first quarter of 2012 to close our office in Brussels and transition our business operations conducted through that office to our French and German offices. In February 2011, we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary, to manage our operations in Japan and to take over the distribution of our products in that country effective March 1, 2011.

Index

 Continued growth of our net sales will depend on consumer demand for HEELYS-wheeled footwear and our ability to satisfy this demand. A number of factors may impact consumer demand for our products, including:

●	general economic conditions, particularly changes in consumer discretionary spending patterns;

●	the effectiveness of our marketing strategies;

●	our ability to effectively distribute our products;

●	our ability to design products that appeal to our target consumers;

●	our ability to protect our intellectual property rights; and

●	changes in the popularity of and participation in wheeled sports activities.

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

Domestically, our products can be found in full-line sporting goods retailers, specialty apparel and footwear retailers, family footwear stores and select online retailers. For 2011, 37.2% of our net sales were derived from domestic retail customers.

Internationally, our products historically have been sold primarily to independent distributors with exclusive rights to specified markets. During 2008, we formed a Belgian subsidiary, with an office in Brussels and branch offices in Germany and France, and expanded our international opportunities by working more closely with our distributors, establishing relationships with distributors in new international markets and, in select markets, selling our products direct to retail customers. We took over the distribution of our products in Germany and Austria (German market), and in France, Monaco and Andorra (French market) during 2008. In 2011, our German and French markets accounted for 6.8% and 17.0% of our consolidated net sales, respectively. Through our Belgian subsidiary, we began to sell directly to retailers in Italy during the fourth quarter of 2009, and directly to retailers in Spain and Portugal in 2011. In 2011, our Italian market accounted for 19.6% of our consolidated net sales. Spain and Portugal accounted for less than 1% of our consolidated net sales. We began taking steps in the first quarter of 2012 to close our office in Brussels and transition our business operations conducted through that office to our French and German offices.

Index

In February 2011, we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary, to manage our operations in Japan and to take over the distribution of our products in that country effective March 1, 2011. Prior to then, our products were sold through an independent distributor in Japan. In 2011, our Japan market accounted for 5.9% of our total consolidated net sales.

In 2011, Oxylane Group accounted for 11.7% of our consolidated net sales. Oxylane Group is a French sporting goods retail chain operating under the name Decathlon. No other retail customer or independent distributor accounted for 10% or more of our consolidated net sales during 2011.

Sales to our customers in the German, French, Italian, Spain and Portugal markets are denominated in Euro. Sales to our independent distributors in the other Europe, Middle East and African (“EMEA”) countries are denominated in U.S. dollars. Sales to our independent distributors in non-EMEA markets continue to be processed at our office in Carrollton, Texas and are denominated in U.S. dollars. Sales to our customers in the Japanese market are denominated in Japanese Yen. Payments are required to be made in the same currency as invoiced.

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

In May 2010, we entered into an agreement with TGB, LLC, a New Jersey limited liability company (“TGB”), under which TGB acted as the exclusive sourcer of our shoe products. In April 2011, we reached an agreement with TGB to terminate this sourcing agreement. From and after the termination of that sourcing agreement, we were not required to (and did not) purchase any other products from TGB and, instead, we began to purchase products directly from independent manufacturers.

We purchase all of our shoe products as finished goods directly from independent manufacturers. These purchases are coordinated through our employees in China.

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

Index

Generally accepted accounting principles require the measurement of compensation expense of stock-based compensation awards based on the estimated fair value of that award on the date of grant. For stock options, we recognize this compensation expense using the straight-line method over the period during which the employee is required to provide service in exchange for the award. No compensation expense is recognized for stock option awards for which the employee does not render the required service. If the requisite service is not provided, previously recognized compensation expense is reversed. For all stock option awards granted to-date, the requisite service period is the same as the vesting period of the award. For restricted stock units (designated as performance awards), we recognize compensation expense using the straight-line method over the performance period. The amount of compensation expense recognized is based upon the estimated number of restricted stock units expected to be earned. The Company reassesses this estimate at each reporting period and adjusts the total amount of compensation expense to be recognized accordingly.

Our selling, general and administrative expenses may increase in future periods as we hire additional personnel, develop our infrastructure, increase our brand recognition through marketing, increase our product development efforts, secure and enforce our intellectual property rights and incur expenses associated with operating as a public company.

During the first quarter of 2011, we began to sell directly to retailers in Portugal and Spain through an independent agent who is paid commissions on those sales. For 2011, sales in these markets have been limited. As sales increase, our selling expenses will increase. Additionally, because sales to these retailers will generally be fulfilled out of our warehouse in Belgium, we would expect that our shipping and handling costs, which are included in general and administrative expense, will also increase. Because we generally are able to charge higher unit prices to international retail customers than we charge our independent distributors for similar products, we expect there to be a positive impact on our gross margin.

Income Taxes

We operate through Heeling Sports Limited, a Texas limited partnership, and as such we are subject to Texas franchise taxes on gross margin sourced to the State of Texas. In addition, the Company is subject to income taxes in certain other states as a result of business activities being performed in those states. In 2008, the Company formed a subsidiary in Belgium, with branch offices in Germany and France, to function as the headquarters for sales operations for Europe, the Middle East and Africa. As a result, we have been subject to income tax in Belgium, Germany and France since 2008 and will be subject to those taxes as long as we have operations in these jurisdictions. In February 2011, we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary, to manage our operations in Japan and to take over the distribution of our products in that country effective March 1, 2011, and, as a result we are now subject to income tax in Japan. Increased activities in foreign jurisdictions or the formation of additional foreign subsidiaries could cause us to be liable for income taxes in additional jurisdictions.

Highlights of fiscal year ended December 31, 2011:

●
Consolidated net sales increased $1.6 million in 2011, or 5.2% from prior year. This increase was led by improved U.S. sales of $3.3 million, or 37.8% from prior year; offset by a $1.7 million, or 7.7%, decrease in international sales. The drop in international sales was primarily the result of a decline in sales in our Japanese market.

●	Gross margin percentage remained consistent at 41.6% year-on-year.

●
Selling and marketing expense increased $1.5 million in 2011. Domestic sales and marketing expense increased $0.2 million in 2011, the result of additional sales commissions related to the increase in domestic sales from prior year. International marketing expense increased $1.2 million, primarily due to increased commission expense related to the increase in sales in Italy from prior year and the sales and marketing expenses associated with the Japan office opened in the first quarter of 2011. This increase was offset by decreases in promotional marketing in Europe.

●
General and administrative costs increased $0.6 million in 2011. The increase was primarily the result of higher distribution costs associated with the increase in sales in the United States and Italy and the costs related to the opening of the Japan office during Q1 of 2011.

●
Net loss for the year was $5.6 million, $1.6 million greater than prior year. The increased loss was primarily the result of costs associated with the opening of the Japan office in 2011, and $1.2 million in inventory impairment charges and related reserve adjustments, including $812,000 attributable to the inventory purchased in the first quarter of 2011 from our previous Japanese distributor.

●
Cash and investments decreased $9.2 million in 2011. The change in cash and investments was the result of 2011 operating losses combined with an increase in receivables of $4.0 million relating to higher Q4 sales and an increase in inventories of $3.3 million to support sales in the first half of 2012, offset by a decrease in accounts payable and accrued liabilities of $1.3 million and $1.5 million, respectively.

Index

International Efficiency and Cost Reduction Initiative

As part of an initiative to improve efficiency and reduce costs, we began taking steps in the first quarter of 2012 to close our office in Brussels, Belgium and transition our business operations conducted through that office to our French and German offices. As part of this initiative, the Company expects to reduce its workforce in Belgium. These workforce reductions will primarily come from the elimination of certain finance, supply chain and customer service functions. The work performed by these persons mostly will be absorbed by our French, German and U.S. office employees, and we anticipate hiring limited personnel to assist with accounting and logistical support in those offices. Financial management and reporting for our Belgian subsidiary will be transitioned to our headquarters in the United States. The actions taken thus far to implement this initiative are expected to be substantially completed by June 30, 2012, with the total cumulative pre-tax costs estimated to be $0.9 million to $1.3 million. The Company currently anticipates that approximately 90% of these costs will relate to cash outlays, primarily related to employee separation expense and professional fees. The Company does not anticipate that the actions taken thus far with respect to the initiative will result in annual savings in 2012, but estimates annual savings of approximately $1.5 million in future years.

Comparison of the Years Ended December 31, 2011 and 2010

Net Sales

	Year Ended December 31,

	2011	2010
Net Sales (in thousands)
Domestic	$11,903	$8,641
International	20,114	21,795
Consolidated	$32,017	$30,436

Net Sales (as % of Consolidated Net Sales)
Domestic	37.2%	28.4%
International	62.8%	71.6%
	100.0%	100.0%

	Year Ended December 31,

	2011	2010
Pairs Sold
Domestic	472,000	367,000
International	532,000	669,000
Consolidated	1,004,000	1,036,000

Domestically, our net sales increased $3.3 million, or 37.8%, from $8.6 million in 2010, to $11.9 million in 2011. This increase was primarily the result of increased unit sales of our HEELYS-wheeled footwear and an increase in the average sales price per pair sold. Unit sales of our HEELYS-wheeled footwear increased by 105,000 pairs, or 28.6%, from 367,000 pairs in 2010, to 472,000 pairs in 2011, primarily as a result of expanded placement, when compared to last year, in existing and new retail outlets, as well as the sale of our new brand, Sidewalk Sports™. We sold 43,000 pairs of our Sidewalk Sports™ wheeled footwear, which was sold exclusively through a discount retailer for the 2011 Holiday season. The increase in average sales price per pair is primarily attributable to reduced sales of aged inventory to a discount retailer. During 2010 we sold 63,000 pairs of certain older styles of our wheeled-footwear at a reduced price per pair to this retailer. We did not sell any product to this retailer during 2011. The increase in average sales price per pair, resulting from reduced sales of aged inventory, was offset by the impact of the sale of our Sidewalk Sports™ wheeled footwear which sells for less than our other wheeled products.

Internationally, our net sales decreased $1.7 million, or 7.7%, to $20.1 million in 2011, from $21.8 million in 2010. This decrease was primarily the result of lower unit sales of our HEELYS-wheeled footwear. Unit sales in our non-EMEA markets decreased 174,000 pairs to 88,000 pairs in 2011, from 262,000 pairs in 2010, which is primarily attributable to a decrease in pairs sold in our Japanese market which decreased 167,000 pairs to 48,000 pairs in 2011, from 215,000 pairs in 2010. We took over direct distribution in the Japanese market effective March 1, 2011. Prior to then, our products were sold through an independent distributor. We believe the decrease in sales in the Japanese market is due to the transition from distribution through an independent distributor to direct distribution and the impact of the earthquake and tsunami-related events in Japan, which resulted in business disruptions during the year. We believe the March 2011 earthquake in Japan, and related tsunami, nuclear and other disasters in the region impacted consumer buying behavior with reduced discretionary spending and purchases of non-essential items. We do not believe the earthquake and tsunami-related events in Japan will continue to have a significant impact on consumer buying behavior. Unit sales in our German and French markets decreased 85,000 pairs, or 34.3%, to 163,000 pairs in 2011, from 248,000 pairs in 2010. We believe the decrease in unit sales in both our German and French markets is primarily due to retailers being more cautious when placing orders to minimize their inventory levels and inventory related risks resulting from a decrease in consumer demand, which we believe is due to market competition from other wheeled products such as coaster boards. These decreases in unit sales were offset by increases in unit sales in our Italian market and to independent distributors in our EMEA markets. Unit sales in our Italian market increased 84,000 pairs, from 55,000 pairs in 2010, to 139,000 pairs in 2011. The increase in pairs sold in the Italian market is attributable to market expansion. Unit sales to independent distributors in our EMEA markets increased 36,000 pairs, from 104,000 pairs in 2010, to 140,000 pairs in 2011, which was primarily due to increased sales to our independent distributor in the United Kingdom (increase of 30,000 pairs sold) and sales to our new independent distributor in the United Arab Emirates (10,000 pairs sold).

Index

Gross Profit

	Year Ended December 31,

	2011	2010
Gross Profit (in thousands)
Domestic	$4,704	$2,608
International	8,616	10,045
Consolidated	$13,320	$12,653

Gross Profit (%)
Domestic	39.5%	30.2%
International	42.8%	46.1%
Consolidated	41.6%	41.6%

Domestically, gross profit margin increased from 30.2% for 2010, to 39.5% for 2011. The increase in gross profit margin is a result of a higher average price per pair sold as a result of a decrease in sales to a discount retailer. In 2010 we sold 63,000 pairs to a discount retailer. In connection with these sales we recorded inventory markdowns (in order to properly state our inventories at lower of cost or market) of $352,000 in 2010. We did not sell any product to this discount retailer during 2011. During 2011, we recognized inventory impairment charges and related inventory valuation reserve adjustments in the amount of $57,000.

Internationally, gross profit margin decreased to 42.8% for 2011, from 46.1% for 2010. Fluctuations in the exchange rate between the U.S. dollar (“USD”) and the Euro impacts our inventory cost. We pay for our inventory in USD and sell to customers in our German, French and Italian markets in Euro. During 2011, we sold inventory in these markets that we had purchased in 2010 when the exchange rate (USD to Euro) was higher, which resulted in a higher inventory value and lower margins on those sales. We sell to our independent distributors in USD. Historically, fulfillment of sales to independent distributors is direct from the manufacturer with the purchase of inventory and sale occurring virtually simultaneously and therefore the translated Euro value of the purchase of the inventory in USD and the Euro value of the sale in USD moves together and margins are maintained. However, during 2011, we fulfilled some distributor sales from our warehouse in Belgium with inventory we had purchased in 2010 when the exchange rate (USD to Euro) was higher, which resulted in higher inventory value than if that inventory had been purchased during the current year. So, while the USD value of these sales to distributors remained the same, the Euro value decreased, which resulted in lower margins on those sales. Additionally, we saw lower average sales prices in our Italian market resulting from changes in customer mix, with greater sales to larger customers who benefit from discount programs. Also, during 2011, we incurred approximately $348,000 to destroy damaged and older inventory items and sold certain of our slow moving and older inventory styles in our Japanese market at lower margins in order to reduce our excess inventories. Additionally, in late 2010 we began selling our two-wheeled footwear in the French market. This product has a higher manufacturing cost and sells at lower price points than our traditional one-wheeled footwear, resulting in lower gross profit margins on these sales. During 2011, we recognized $841,000 in inventory impairment and related inventory valuation reserve adjustments, which was primarily attributable to inventory we purchased during the first quarter from our former independent distributor in Japan.

Index

Sales and Marketing Expense

	Year Ended December 31,

	2011	2010
Selling & Marketing (in thousands)
Domestic	$3,817	$3,576
International	4,934	3,715
Consolidated	$8,751	$7,291

Domestically, selling and marketing expense, excluding commissions and payroll and payroll related expenses, remained consistent at $2.4 million for the years ended December 31, 2011 and 2010. During 2011, we decreased advertising and marketing spend for our HX2™ two wheeled-footwear and Nano™ inline footboard, which received additional advertising and marketing support in 2010 during their new product launches, but increased advertising and marketing of our core HEELYS wheeled-footwear.

Internationally, selling and marketing expense, excluding commissions and payroll and payroll related expenses, increased $201,000 from $1.9 million in 2010, to $2.1 million in 2011. We recognized $536,000 in selling and marketing expenses, excluding commissions and payroll and payroll related expenses, directly attributable to our office in Japan which we opened during the first quarter of 2011. Of this amount approximately $469,000 was for consumer advertising and related costs (including event marketing) including approximately $55,000 for a marketing event for one of our Japanese customers during the third quarter and approximately $68,000 resulting from our participation in a Dance Nation event held on December 24, 2011. Selling and marketing expenses, excluding commissions and payroll and payroll related expenses, directly attributable to our Belgian subsidiary decreased $329,000 to $1.6 million in 2011, from $1.9 million in 2010. This decrease was primarily due to management’s decision to reduce consumer advertising during the fourth quarter in our German and French markets as a result of decreased consumer demand.

Commissions on domestic sales increased $161,000, or 43.8%, from $368,000 in 2010, to $529,000 in 2011. The increase in commissions is primarily due to the increase in domestic sales on which commissions are paid.

Internationally, commissions increased $624,000 from $845,000 in 2010, to $1.5 million in 2011, primarily due to increased sales in the Italian market where we sell directly to retailers through an independent agent who is paid commissions on those sales. Commission expense is impacted by increases and decreases in sales as well as changes in product and customer mix due to differing commission rates paid on those sales.

Payroll and payroll related expenses attributable to our domestic operations increased $33,000 from $848,000 in 2010, to $881,000 in 2011. Payroll and payroll related costs attributable to our international operations increased $394,000 from $955,000 in 2010, to $1.3 million in 2011, primarily as a result of the opening of our office in Japan.

General and Administrative Expense

	Year Ended December 31,

	2011	2010
General & Administrative (in thousands)
Domestic	$4,577	$5,070
International	5,172	4,153
Unallocated	986	883
Consolidated	$10,735	$10,106

Consolidated general and administrative expenses, excluding unallocated costs, increased $526,000 from $9.2 million in 2010, to $9.8 million in 2011.

Consolidated shipping and handling costs increased $589,000 from $2.0 million in 2010, to $2.5 million in 2011. Shipping and handling costs attributable to our EMEA operations accounted for $270,000 of the increase, primarily as a result of an increase in shipments out of our warehouse in Belgium to fulfill sales to retailers in our Italian market. Inventory handling related costs directly attributable to the opening of our Japan operations, including order fulfillment, accounted for $272,000 of the increase.

Index

 Legal and other fees related to our intellectual property and associated enforcement efforts decreased $706,000 to $472,000 in 2011, from $1.2 million in 2010. These decreases are a combination of differing enforcement actions during the periods and an overall cost containment effort by management.

Payroll and payroll related costs attributed to our domestic employees decreased $193,000 to $2.1 million in 2011, from $2.3 million in 2010. Payroll and payroll related costs attributed to our Belgian subsidiary (including branch offices in Germany and France) increased $52,000 from $946,000 in 2010, to $1.0 million in 2011. Payroll and payroll related costs attributed to our Japan operations were $210,000 in 2011.

Unallocated costs are those costs that are directly attributable to operating as a public company, as well as professional fees incurred at the consolidated level, including fees for tax, accounting and other consulting and professional services.

 Other Expense (Income)

	Year Ended December 31,

	2011	2010
Other (Income) Expense (in thousands)
Interest (income) expense, net	$(274)	$(355)
Other (income) expense, net	(525)	(818)
Exchange (gain) loss, net	(6)	153
Consolidated	$(805)	$(1,020)

The decrease in interest income (expense), net is primarily the result of a $87,000 decrease in interest income to $307,000 in 2011, from $394,000 in 2010.

Other income is the result of settlements of patent and trademark litigation. Litigation settlement payments related to intellectual property legal matters (whether received by the Company or paid by the Company) are reported as other income (expense). Legal fees related to intellectual property matters and associated enforcement are included in general and administrative expenses. We recognized $575,000 and $822,000 in other income resulting from litigation settlement payments in the Company’s favor in 2011 and 2010, respectively, which included a settlement of a potential patent and trademark lawsuit in the amount of $375,000 during the third quarter of 2011 and $750,000 during the second quarter of 2010 for the settlement of another potential patent and trademark lawsuit.

Gains (losses) resulting from foreign currency transactions are mainly attributable to intercompany loans due to our U.S. entity from our Belgian and Japanese subsidiaries, which must be repaid in U.S. dollars.

Income Taxes

We recognized income tax expense of $239,000, effective tax rate of (4.5%), in 2011; compared to an income tax expense of $267,000, effective tax rate of (7.2%), in 2010. Our effective rate differs from the statutory federal rate of 35% primarily due to domestic and international operating losses for which no tax benefits have been recognized and foreign taxes at rates other than 35%, as well as for certain other items such as state and local taxes and non-deductible expenses. While we did not record the benefit of losses in the United States and Japan for the current year, profits in our French and Belgian operations, offset by losses in our German operations, resulted in net income tax expense of $239,000 for the fiscal year ended December 31, 2011. We operate in multiple jurisdictions and have seasonality in our business which causes variability in our consolidated effective tax rate during the year. In February 2011, we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary, to manage our operations in Japan and to take over the distribution of our products in that country effective March 1, 2011, and, as a result, we are now subject to income tax in Japan. Increased activities in foreign jurisdictions or the formation of additional foreign subsidiaries could cause us to be liable for income taxes in additional jurisdictions.

Liquidity and Capital Resources

Our primary cash need is for working capital, which we generally fund with cash flow from operating activities, and may be impacted by fluctuations in demand for our products, investments in our infrastructure and expenditures on marketing and advertising. At December 31, 2011, we had a total of $17.9 million in cash and cash equivalents and $40.5 million in current investments. Our current investments will mature during the next 12 months and include investments in debt securities ($40.0 million) and a certificate of deposit ($500,000).

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

Cash used in operating activities for the year ended December 31, 2011 was $8.3 million compared to cash provided of $2.7 million for the year ended December 31, 2010. Cash flows from operating activities are comprised of net loss adjusted for non-cash items and changes in operating assets and liabilities. The 2011 loss included $1.2 million in inventory impairment charges and related inventory valuation reserve adjustments, including $812,000 attributable to the inventory we purchased during the first quarter of 2011 from our former distributor in Japan.

The increase in accounts receivables is due to increased sales as well as timing. The increase in inventory is primarily to support sales in the first half of 2012. The increase in accounts payable and accrued liabilities is primarily due to inventory purchases. During the third quarter of 2011, we settled a potential patent and trademark lawsuit, in the Company’s favor, in the amount of $375,000. The full amount of the settlement was received during the third quarter of 2011.

Net cash provided by changes in operating assets and liabilities for the year ended December 31, 2010 was primarily due to the collection of a $2.9 million federal income tax refund for the carryback of 2008 net operating losses to 2006 offset by $1.2 million settlement of outstanding state tax liabilities. The reduction in net accounts receivable was due to timing as well as reduced sales. The increase in inventory during 2010 was primarily due to an increase in inventory levels in our Belgian warehouse due to lower than expected sales during December 2010 as well as the need to maintain higher inventory levels to meet the demand of our international retailers. Additionally, we had approximately $841,000 of inventory being held in China which we agreed to purchase as a result of an order cancellation by our former independent distributor in Japan. During the fourth quarter of 2010, we received a federal income tax refund of $3.1 million for the carryback of 2009 net operating losses to 2007.

As of December 31, 2011, we had open purchase commitments of $3.8 million for the purchase of inventory, the majority of which are expected to be settled during the first quarter of 2012.

Cash flows provided by and used in operating activities is subject to seasonality.

Net cash used in investing activities of $9.0 million for the year ended December 31, 2011, and $6.1 million for the year ended December 31, 2010, is primarily the result of purchases of investments, offset by proceeds from investments that matured during the respective periods.

Cash used in financing activities for the years ended December 31, 2011 and 2010, was for payments of our previously acquired goodwill and intangibles associated with the termination of agreements with our former independent distributors in the German and French markets in 2008. As of December 31, 2011, we have outstanding liabilities of $214,000 due to our former independent distributor in the German market, $93,000 of which are recorded as a current liabilities and are expected to be settled during the next 12 months. All liabilities due to our former independent distributor in the French market have been settled.

We believe our cash flows from operating activities, together with the cash on hand (including cash equivalents) and investments, will be sufficient to meet our liquidity needs and capital expenditure requirements for at least the next 12 months.

Operating Leases and Related Obligations

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

Effective May 1, 2008, our Belgian subsidiary entered into an operating lease for office space in Brussels, Belgium for nine years with the option to terminate the lease at the end of each three year period. This lease was not terminated at the end of the first three year period.  Payments under this lease agreement are made in Euro. While we have begun taking steps in the first quarter of 2012 to close our Belgian office, and transition our business operations conducted through that office to our French and German offices, we have not terminated our operating lease for our Belgian office.

Index

Effective April 1, 2008, our Belgian subsidiary entered into an operating lease for office space in Munich, Germany for three years with an automatic renewal at the end of the initial three year lease unless six months notice is provided. This lease was renewed for a one year period from April 1, 2011 through March 31, 2012 and has been renewed for another period of one year from April 1, 2012 through March 31, 2013. Payments under this lease agreement are made in Euro.

Effective May 1, 2008, our Belgian subsidiary entered into an operating lease for office space in Annecy, France for nine years with the option to terminate the lease at the end of each three year period. This lease was not terminated at the end of the original three year period. Payments under this lease agreement are made in Euro.

On March 1, 2011, our Japanese subsidiary entered into an operating lease for office space in Tokyo, Japan for two years with an automatic renewal at the end of the initial two year lease, unless six months notice is provided. Payments under this lease agreement are made in Japanese Yen.

Third-Party Distribution Arrangements

We use a third-party distribution facility in Belgium and pay this third-party distributor fees and charges for services including storage, handling, processing and packing materials. These fees and charges are activity based and therefore fluctuate and as a result related future obligations cannot be quantified. This agreement is for one year with automatic one year renewal terms. We expensed $1.6 million and $1.3 million related to this third-party distribution facility in 2011 and in 2010, respectively.

We use a third-party distribution facility in Japan and pay this third-party distributor a monthly management fee as well as fees and charges for services, including storage, handling, processing and packing materials. Other than the monthly management fee, these fees and charges are activity-based and fluctuate; as a result the related future obligations for these fees and charges cannot be quantified. Our agreement with this distributor is for one year with automatic one year renewal terms. We expensed $191,000 related to this third-party distribution facility in 2011.

 Purchase Commitments

At December 31, 2011, we had open purchase commitments of $3.8 million for inventory purchases.

Termination of Distributorship Agreements

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

Index

The primary assets acquired as a result of these agreements were the customer lists and goodwill. In addition, both of these former distributors agreed to not compete with the Company for a limited period of time. The fair value of the acquired assets was based upon the amount at which the assets could be bought or sold in a current transaction between willing parties. As a result, the Company recorded goodwill and intangibles (including acquired customer relationships and non-compete agreements) in the amount of $3.7 million (2.4 million Euro). As of December 31, 2011, the Company paid $3.2 million (2.2 million Euro) for these acquired assets with the balance of $214,000 (166,000 Euro) to be paid out over time in accordance with the terms of the respective agreements; $121,000 is recorded as other long term liability and $93,000 is recorded as a current liability. As of December 31, 2011, all liabilities due to our former distributor in the French market have been settled.

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

Termination of Sourcing Agreement

From May 2010 to April 2011, TGB, LLC, a New Jersey limited liability company (“TGB”), acted as the exclusive sourcer of our shoe products. From and after the termination of that sourcing agreement in April 2011, we were not required to (and did not) purchase any other products from TGB and, instead, we purchased products directly from independent manufacturers.

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

Backlog

Historically, we received most of our orders three to four months prior to the date the products were shipped to customers. At December 31, 2011, our backlog was approximately $5.4 million, compared to approximately $4.9 million at December 31, 2010. Although generally these orders are not subject to cancellation prior to the date of shipment, cancellations have and may continue to occur. In the current economic environment, our retail customers are being cautious when placing orders and have shifted towards shorter lead times and at-once inventory purchases. For a variety of reasons, including the timing of release dates for our product offerings, shipments, order deadlines and receipt of orders, backlog may not be a reliable measure of future sales and may not be comparable from one period to another.

Vulnerability Due to Customer Concentration

Oxylane Group, a French sporting goods retail chain operating under the name Decathlon, accounted for 11.7% and 11.9% of our consolidated net sales for the 2011 and 2010, respectively. In 2010, Privee AG Corporation (“Privee AG”) accounted for 17.7% of our consolidated net sales. Privee AG was the Company's independent distributor in Japan and we did not renew our distributor agreement with them, so that distributor agreement terminated on February 28, 2011. In February 2011, we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary, to manage our operations in Japan and to take over the distribution of our products in that country effective March 1, 2011. No other retail customer or independent distributor accounted for 10% or more of our net sales in either of these periods.

Index

We took over the distribution of our products in Germany and Austria (German market) effective April 1, 2008 and in France, Monaco and Andorra (French market) effective May 1, 2008. In 2011, our German and French markets accounted for 6.8% and 17.0% of our consolidated net sales, respectively. In 2010, our German and French markets accounted for 12.4% and 21.4% of our consolidated net sales, respectively.

During the fourth quarter of 2009, we began to sell directly to retailers in Italy through our Belgian subsidiary. Our Italian market accounted for 19.6% and 8.4% of our consolidated net sales in 2011 and 2010, respectively. No other country, other than the United States, accounted for 10% or more of our consolidated net sales in either of these periods.

We anticipate that our net sales may remain concentrated for the foreseeable future. If any of our significant retail customers or independent distributors decreases its purchases of our products or stops purchasing our products our net sales and results of operations could be adversely affected.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosures at the date of our financial statements. We continually evaluate our estimates and judgments, including those related to net sales, collectability of accounts receivable, inventory reserve allowances, long-lived assets, income taxes and stock-based compensation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results or changes in the estimates or other judgments of matters inherently uncertain that are included within these accounting policies could result in a significant change to the information presented in the accompanying consolidated financial statements. We believe the following discussion addresses the critical accounting policies that are necessary to understand and evaluate our reported consolidated financial results.

Revenue Recognition.     Revenues are recognized when merchandise is shipped and the customer takes title and assumes risk of loss, collection of related receivables is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Title passes upon shipment or upon receipt by the customer depending on the agreement with the customer. Revenues are stated net of discounts, marketing discretionary funds, estimated returns and other allowances, including permitted returns of damaged or defective merchandise. We base our estimates and judgments on historical experience and various other factors, including customer communications and analysis of relevant market information.

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

Index

Stock-Based Compensation.     We account for stock-based awards in accordance Financial Accounting Standards Board Accounting Standards Codification 718, "Compensation-Stock Compensation," ("ASC 718"). Under ASC 718 stock-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. We estimate the fair value of stock option awards using a Black-Scholes option pricing model that includes the following variables: 1) exercise price of the instrument, 2) fair market value of the underlying stock on date of grant, 3) expected life, 4) estimated volatility and 5) the risk-free interest rate. We recognize compensation expense attributable to stock option awards using the straight-line method over the period during which the employee is required to provide service in exchange for the award. No compensation expense is recognized for stock option awards for which the employee does not render the required service. If the requisite service is not provided, previously recognized compensation expense is reversed. In 2010 and 2011, we granted restricted stock units which are designated as performance awards. We determine the fair value of restricted stock unit awards based on the closing trade price of the Company’s common stock on the date of grant. We recognize compensation expense attributable to restricted stock unit awards using the straight-line method over the performance period. The amount of compensation expense recognized is based upon the estimated number of restricted stock units expected to be earned. We reassess this estimate at each reporting period and adjust the total amount of compensation expense to be recognized accordingly.

Income Taxes.     Tax laws require items to be included in our tax returns at different times than when these items are reflected in the consolidated financial statements. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. We assess the realizability of our deferred tax assets to determine whether a valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, if we determine it is more likely than not the deferred tax asset will not be realized, a valuation allowance is established. We follow guidance provided by Financial Accounting Standards Board Accounting Standards Codification 740, "Income Taxes," ("ASC 740"). ASC 740 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. The impact of an uncertain tax position that is more likely than not of being sustained upon examination by the relevant taxing authority is recognized at the largest amount that is more likely than not to be sustained. An uncertain tax position is not recognized if the position has less than a 50% likelihood of being sustained. Also, under ASC 740, interest expense is recognized on the full amount of deferred benefits for uncertain tax positions. We adjust our reserves for uncertain tax positions in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. We recognize interest accrued related to recognized uncertain tax positions in interest expense and related penalties in general and administrative expense. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

Recent Accounting Pronouncements

See Note 3 in the Notes to Consolidated Financial Statements for information regarding recently issued accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are a Smaller Reporting Company as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this Item.

Item 8.	Consolidated Financial Statements and Supplementary Data

Information with respect to this Item is set forth beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Index

Item 9A .	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the fourth quarter of 2011. We have completed our efforts regarding compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2011. The results of our evaluation are discussed below in Management's Report on Internal Control Over Financial Reporting.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on our evaluation under the COSO Framework, our management has concluded that as of December 31, 2011, our internal control over financial reporting is effective.

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

Incorporated by reference from the information in our proxy statement for the 2012 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

Incorporated by reference from the information in our proxy statement for the 2012 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our proxy statement for the 2012 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the information in our proxy statement for the 2012 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference from the information in our proxy statement for the 2012 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements
The following documents are filed as a part of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010
Consolidated Statements of Operations for the Years ended December 31, 2011 and 2010
Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the Years ended December 31, 2010 and 2011
Consolidated Statements of Cash Flows for the Years ended December 31, 2011 and 2010
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

Index

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

10.33
Summary of terms of Heelys, Inc. 2011 Management Incentive Plan (which plan is not set forth is any formal plan document; incorporated by reference to Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 10, 2011 ).*

10.34	Heelys, Inc. 2012 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on March 20, 2012).*

Index

10.35	Form of Award Agreement under Heelys, Inc. 2012 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on March 20, 2012).*

10.36	Heelys, Inc. 2012 Long-Term Management Incentive Plan (incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on March 20, 2012).*

10.37	Form of Award Agreement under Heelys, Inc. 2012 Long-Term Management Incentive Plan (incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K filed on March 20, 2012).*

10.38
Executive Restrictive Covenant and Retention Agreement dated March 16, 2012 by and between Craig D. Story and Heeling Sports Limited (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on March 20, 2012).*

21.1	List of subsidiaries of the Registrant.†

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.†

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Thomas C. Hansen, Chief Executive Officer.†

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Craig D. Storey, Chief Financial Officer.†

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.†

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or a compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.

†	Filed herewith.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEELYS, INC.

	By:	/s/ THOMAS C. HANSEN

Thomas C. Hansen Chief Executive Officer

Date: March 21, 2012

Index

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS C. HANSEN	Chief Executive Officer and Director	March 21, 2012
Thomas C. Hansen	(Principal Executive Officer)

/s/ CRAIG D. STOREY	Chief Financial Officer	March 21, 2012
Craig D. Storey	(Principal Financial Officer and Principal Accounting Officer)

/s/ GARY L. MARTIN	Chairman of the Board	March 21, 2012
Gary L. Martin

/s/ JERRY R. EDWARDS	Director	March 21, 2012
Jerry R. Edwards

/s/ PATRICK F. HAMNER	Director	March 21, 2012
Patrick F. Hamner

/s/ N. RODERICK MCGEACHY, III	Director	March 21, 2012
N. Roderick McGeachy, III

/s/ GLENN M. NEBLETT	Director	March 21, 2012
Glenn M. Neblett

/s/ RALPH T. PARKS	Director	March 21, 2012
Ralph T. Parks

/s/ RICHARD F. STRUP	Director	March 21, 2012
Richard F. Strup

Index

HEELYS, INC.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Heelys, Inc.

We have audited the accompanying consolidated balance sheets of Heelys, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heelys, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Dallas, Texas
March 21, 2012

Index

HEELYS, INC.
 CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value data)

	December 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,925	$35,320
Investments	40,469	32,299
Accounts receivable, net of allowances of $391 and $237, respectively	7,077	3,135
Inventories	8,836	6,810
Prepaid expenses and other current assets	1,193	689
Income taxes receivable	133	-
Deferred income taxes	14	8

Total current assets	75,647	78,261

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,933 and $1,906, respectively	570	798
PATENTS AND TRADEMARKS, net of accumulated amortization of $1,456 and $1,355, respectively	320	372
INTANGIBLE ASSETS, net of accumulated amortization of $1,091 and $891, respectively	380	689
GOODWILL	1,532	1,568
DEFERRED INCOME TAXES	364	126

TOTAL ASSETS	$78,813	$81,814

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,277	$1,089
Accrued liabilities	2,974	1,661
Income taxes payable	-	506
Deferred income taxes	104	18

Total current liabilities	5,355	3,274

LONG TERM LIABILITIES:
Income taxes payable	660	547
Deferred income taxes	40	2
Other long term liabilities	247	219

TOTAL LIABILITIES	6,302	4,042

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 75,000,000 shares authorized; 27,571,052 shares issued and outstanding as of December 31, 2011 and 2010	28	28
Additional paid-in capital	66,126	65,691
Retained earnings	6,941	12,541
Accumulated other comprehensive loss	(584)	(488)

Total stockholders' equity	72,511	77,772

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$78,813	$81,814

See notes to consolidated financial statements.

Index

HEELYS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,

	2011	2010

NET SALES	$32,017	$30,436
COST OF SALES	18,697	17,783

GROSS PROFIT	13,320	12,653

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling and marketing	8,751	7,291
General and administrative	10,735	10,106

Total selling, general and administrative expenses	19,486	17,397

LOSS FROM OPERATIONS	(6,166)	(4,744)

OTHER (INCOME) EXPENSE
Interest (income) expense, net	(274)	(355)
Other (income) expense, net	(525)	(818)
Exchange (gain) loss, net	(6)	153

Total other (income) expense, net	(805)	(1,020)

LOSS BEFORE INCOME TAXES	(5,361)	(3,724)
INCOME TAX EXPENSE	239	267

NET LOSS	$(5,600)	$(3,991)

LOSS PER SHARE:
Basic and diluted	$(0.20)	$(0.14)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	27,571	27,571

See notes to consolidated financial statements.

Index

HEELYS, INC.
 CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2011
(in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity

BALANCE—January 1, 2010	27,571	$28	$65,305	$16,532	$(125)	$81,740
Comprehensive loss:
Net loss				(3,991)		(3,991)
Foreign currency translation adjustment					(363)	(363)
Total comprehensive loss						(4,354)
Stock-based compensation expense			386			386
BALANCE—December 31, 2010	27,571	28	65,691	12,541	(488)	77,772

Comprehensive loss:
Net loss				(5,600)		(5,600)
Foreign currency translation adjustment					(96)	(96)
Total comprehensive loss						(5,696)
Stock-based compensation expense			435			435
BALANCE—December 31, 2011	27,571	$28	$66,126	$6,941	$(584)	$72,511

See notes to consolidated financial statements.

Index

HEELYS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2011	2010
OPERATING ACTIVITIES:
Net Loss	$(5,600)	$(3,991)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	759	770
Accretion (amortization) of premium (discount) on investments, net	650	485
Accrued interest income	(207)	(167)
Deferred income taxes	(130)	2,992
Stock-based compensation	435	386
Unrealized exchange (gain) loss, net	(12)	48
Loss on disposal of property and equipment	27	29
Inventory impairment charges and reserves	1,246	352
Changes in operating assets and liabilities:
Accounts receivable	(4,040)	2,344
Inventories	(3,337)	(1,298)
Prepaid expenses and other current assets	(279)	210
Accounts payable	1,275	(452)
Accrued liabilities	1,514	(641)
Income taxes payable/receivable	(552)	1,644
Net cash (used in) provided by operating activities	(8,251)	2,711

INVESTING ACTIVITIES:
Purchases of investments	(57,691)	(44,362)
Proceeds from maturities of investments	48,872	38,700
Purchases of equipment	(125)	(306)
Increase in patents and trademarks	(89)	(162)
Net cash used in investing activities	(9,033)	(6,130)

FINANCING ACTIVITIES:
Payment for previously acquired goodwill and intangible assets	(143)	(575)
Net cash used in financing activities	(143)	(575)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	32	(56)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,395)	(4,050)
CASH AND CASH EQUIVALENTS, beginning of year	35,320	39,370
CASH AND CASH EQUIVALENTS, end of year	$17,925	$35,320

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$957	$1,269
Interest	$-	$242

See notes to consolidated financial statements.

Index

HEELYS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

Business Description —Heelys, Inc. and subsidiaries (the "Company" or "Heelys") designs, markets and distributes innovative, action sports-inspired products primarily under the HEELYS brand targeted to the youth market. The primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS are distributed directly to retail stores in the United States and certain international countries, and through international wholesale distributors.

The Company initially incorporated as Heeling, Inc. in Nevada in 2000. The Company was reincorporated in Delaware in August 2006 and changed its name to Heelys, Inc. Through its general and limited partner interests, Heelys, Inc. owns 100% of Heeling Sports Limited, a Texas limited partnership, which was formed in May 2000.

In February 2008, the Company formed Heeling Sports EMEA SPRL, a Belgium corporation and indirect wholly-owned subsidiary of the Company, with offices in Brussels, and branch offices in Germany and France, primarily to manage the Company's European operations. As part of an initiative to improve efficiency and reduce costs, the Company began taking steps in the first quarter of 2012 to close its office in Brussels and transition the business operations conducted through that office to its French and German offices.

In February 2011, the Company formed Heeling Sports Japan K.K., a Japanese corporation and indirect wholly-owned subsidiary of the Company with offices in Tokyo, to manage its operations in Japan and to take over distribution in that country effective March 1, 2011.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value Measurements —The Company uses a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach, and cost approach).

The levels of hierarchy are described below:

●	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

●
Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

●	Level 3: Unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Index

The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Financial assets and liabilities are classified in their entirety based on the most stringent level of input that is significant to the fair value measurement.

Refer to Note 6 for discussion regarding fair value of investments. All other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their liquid and short-term nature.

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

Inventories —Inventories are purchased as finished goods from independent manufacturers and are stated at the lower of cost or market. Inventories are valued on a first-in first-out ("FIFO") basis. Inventory costs include inbound freight. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on the forecast of future demand and market conditions. Ongoing estimates are made relating to the net realizable value of inventories. If the estimated net realizable value of inventory is less than the cost, a write-down equal to the difference between the cost of the inventory and the estimated net realizable value is recorded. If changes in market conditions result in reductions in the estimated net realizable value of inventory below previous estimates, an increase in the write-down is recorded in the period in which such a determination was made. During 2011 and 2010, the Company charged cost of sales $1.2 million and $352,000, respectively, in order to properly state inventories at lower of cost or market. Inventories at December 31, 2011 and 2010 include $579,000 and $398,000, respectively, of packaging and other raw materials directly attributable to the Company’s Nano™ inline footboard.

Goodwill and Intangible Assets —Goodwill is not amortized but is instead measured for impairment at least annually, or when events indicate that impairment might exist. The Company compares the estimated fair value of the reporting unit to the carrying value. The Company's estimate of fair value utilized in goodwill tests is based upon a number of factors, including assumptions about the expected future operating performance of the Company’s reporting units. Estimates may change in future periods due to, among other things, the expected future operating performance of the Company's reporting units, technological changes, economic conditions, changes to the Company's business operations or inability to meet business plans. Such changes may result in impairment charges recorded in future periods. Any impairment charge related to goodwill would be classified as a separate line item on the consolidated statement of operations for amounts necessary to reduce the carrying value of the asset to fair value. The Company performs its annual impairment test during the fourth quarter.  Intangible assets that are determined to have definite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, the Company estimates the future undiscounted cash flows to be derived from the asset to determine whether or not a potential impairment exists. If the carrying value exceeds the Company's estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over the estimate of its fair value. There were no impairments identified in either of the periods presented.

Long-Lived Assets —The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted pretax future net cash flows expected to be generated by that asset. An impairment loss is recognized if the estimated undiscounted future cash flows are less than the carrying value of the related assets. There were no impairments identified in either of the periods presented.

Income Taxes —The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. The Company evaluates its ability to realize the tax benefits associated with deferred tax assets and a valuation allowance is established unless management determines that it is more likely than not that the Company will ultimately realize the tax benefit associated with a deferred tax asset. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by a taxing authority, based on the technical merits of the position. The amount recognized in the financial statements from an uncertain tax position is measured based on the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. These liabilities (for uncertain tax positions) are included in income taxes payable in the consolidated balance sheet. Related accrued interest is included in interest expense and related penalties are included in general and administrative expense. Accrued interest and penalties are included within the related income tax liability line in the consolidated balance sheet.

Index

Revenue Recognition —Revenues are recognized when merchandise is shipped, title passes to the customer, the customer assumes risk of loss, the collection of relevant receivables is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Title passes upon shipment or upon receipt by the customer depending on the agreement with the customer. The Company records reductions to revenue for customer discounts, marketing discretionary funds, estimated returns and other allowances, including permitted returns of damaged or defective merchandise. The Company recorded total reductions to revenue for these allowances of $105,000 and $585,000 during 2011 and 2010, respectively.

Shipping and Handling Costs —Shipping and handling costs that are not directly attributable to the procurement of inventory are expensed as incurred and are included in general and administrative expense. These costs include costs that the Company incurs to ship product to its customers, storage charges and rent expense for warehouse facilities, warehouse labor, warehouse and packing materials and deprecation of warehouse equipment. Shipping and handling costs included in general and administrative expense were $2.5 million and $2.0 million during 2011 and 2010, respectively. Shipping and handling costs billed to customers are included in net sales, and were $92,000 and $79,000 during 2011 and 2010, respectively. Shipping and handling costs that are directly attributable to the procurement of inventory are recognized in cost of sales when such inventory is sold.

 Advertising Costs —Advertising production costs are expensed the first time the advertisement is run. Media (TV, radio and print) placement costs are expensed in the month the advertising appears or is aired. Through cooperative advertising programs, the Company reimburses its retail customers for certain of their costs of advertising the Company's products. The Company records these costs in selling and marketing expense at the point in time when it is obligated to its customers for the costs, which is when the related revenues are recognized. This obligation may arise prior to the related advertisement being run. Total advertising and promotion expenses were $4.2 million and $4.0 million during 2011 and 2010, respectively. Prepaid advertising and promotion expenses recorded in prepaid expense totaled $30,000 and $107,000 at December 31, 2011 and 2010, respectively.

Stock-Based Compensation —Stock-based compensation expense is measured at the grant date based on the estimated fair value of the award, and is recognized as expense over the requisite service period. Fair value of stock option awards is estimated using a Black-Scholes option pricing model. Fair value of restricted stock unit awards is based on the closing trade price of the Company’s common stock on the date of grant. Stock-based compensation is recognized using the straight-line method over the period during which the employee is required to provide service in exchange for the award. No compensation expense is recognized for awards for which the employee does not render the required service. If the requisite service is not provided, previously recognized compensation expense is reversed. The total amount of compensation expense attributable to restricted stock unit awards (designated as performance awards) is based upon the estimated number of restricted stock units expected to be earned. This estimate is reassessed at each reporting period and the total amount of compensation expense to be recognized is adjusted accordingly.

Insurance —The Company's insurance retention for general liability claims is $50,000 per claim. An estimated liability is provided for current pending claims (if any) and estimated incurred-but-not-reported claims due to this retention risk. A liability is accrued by a charge to income if it is probable that a liability has been incurred at the date of the financial statements, and the amount of loss can be reasonably estimated. A liability for estimated claims in the amount of $150,000 and $160,000 as of December 31, 2011 and 2010, respectively, is reflected in the balance sheet as an accrued liability. Effective January 1, 2012, the Company’s insurance retention for general liability claims will be $25,000 per occurrence with a maximum out-of-pocket of $500,000 per year.

Foreign Currency Transactions —Gains and losses generated by transactions denominated in a currency different from the functional currency of the applicable entity are recorded in other income and expense in the period in which they occur. The Company recognized a $6,000 net gain on foreign currency transactions in 2011, compared to a net loss of $153,000 in 2010.

3. RECENT ACCOUNTING PRONOUNCEMENTS

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

	Year Ended December 31,
	2011	2010
Numerator— net loss available to common stockholders	$(5,600)	$(3,991)
Denominator:
Weighted average common stock outstanding for basic loss per share	27,571	27,571
Effect of dilutive securities:
Stock options	–	–
Restricted stock units	–	–

Adjusted weighted average common stock and assumed conversions for diluted loss per share	27,571	27,571

Stock options to purchase approximately 1.5 million shares of common stock and restricted stock units convertible into approximately 779,000 shares of common stock were not included in the computation of diluted loss per share for the year ended December 31, 2011, because the effect of their inclusion would be anti-dilutive. Stock options to purchase approximately 1.6 million shares of common stock and restricted stock units convertible into approximately 190,000 shares of common stock were not included in the computation of diluted loss per share for the year ended December 31, 2010, because the effect of their inclusion would be anti-dilutive.

5. CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with original maturity dates of three months or less when purchased. Cash equivalents at December 31, 2011 and 2010 include investments in the Fidelity Money Market Fund in the amount of $4.9 million and $18.9 million, respectively. Investments in the Fidelity Money Market Fund are valued using observable inputs (Level 1 fair value hierarchy).

Index

 6. INVESTMENTS

Investments consist of the following:

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1a)	Aggregate Fair Value(2)	Maturities
	(In thousands, except table notes)
Current held-to-maturity securities
Certificate of deposit(3)	$500	$-	$-	$500	Feb-2012
Commercial paper	11,472	-	(8)	11,464	Jan-2012 thru Oct-2012
Corporate bonds	9,436	-	(30)	9,406	Jun-2012 thru Sep-2012
Municipal bonds	19,061	-	(41)	19,020	Mar-2012 thru Oct-2012
Total current held-to-maturity securities	$40,469	$-	$(79)	$40,390

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1b)	Aggregate Fair Value(2)	Maturities
	(In thousands, except table notes)
Current held-to-maturity securities
Certificate of deposit(3)	$500	$-	$-	$500	May-2011
Commercial paper	12,462	3	(4)	12,461	Jan-2011 thru Oct-2011
Corporate bonds	13,302	15	(14)	13,303	Jan-2011 thru Nov-2011
Municipal bonds	6,035	-	(11)	6,024	Jun-2011 thru Nov-2011
Total current held-to-maturity securities	$32,299	$18	$(29)	$32,288

(1a)
No investments outstanding as of December 31, 2011 have had continuous unrealized loss positions longer than 12 months. All investments that matured during the year ended December 31, 2011 matured at their full face amounts.

(1b)
One of the Company’s investments (a municipal bond), outstanding as of December 31, 2010, had been in an unrealized loss position (fair value less than book value) since its acquisition in December 2009. The Company considered the facts and circumstances of this investment including the severity of loss ($9,000 at December 31, 2010), the credit quality rating (A+ Moody’s rating) and length of time to maturity (investment matured July 1, 2011) and determined that no adjustment was necessary to recognize that loss. This investment matured at its full face amount.  No other investments, outstanding as of December 31, 2010, had continuous unrealized loss positions longer than 12 months. All investments that matured during the year ended December 31, 2011 matured at their full face amounts.

(2)
Aggregate fair values for commercial paper and bonds were determined using a third-party pricing service. This third-party pricing service uses the market approach to value these investments (Level 2 fair value hierarchy).

(3)
In May 2010 the Company purchased a $500,000 certificate of deposit as collateral for a revolving credit facility that the Company entered into with a local bank for the purpose of issuing letters of credit to secure payment to one of its foreign manufacturers. The revolving credit facility was no longer required and was closed, and the certificate of deposit matured, during the second quarter of 2011.  A certificate of deposit in the same amount was subsequently purchased.

Index

All investments as of December 31, 2011, and as of December 31, 2010, are classified as held-to-maturity since the Company has the intent and ability to hold these investments to maturity. Investments in debt securities (commercial paper, municipal bonds and corporate bonds) are reported at cost, adjusted for premiums and discounts that are recognized in interest income, using a method that approximates the effective interest method, over the period to maturity.

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

7. CONCENTRATION OF RISK

The Company maintains substantially all of its cash and cash equivalents in financial institutions in amounts that exceed federally insured limits or in international jurisdictions where either insurance is not provided or in amounts that exceed amounts guaranteed by the local government or other governmental agencies. Investments in the Fidelity Money Market Fund are not insured. The Company has not experienced any losses with regards to its cash and cash equivalents and believes it is not exposed to significant credit risk.

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

8. PROPERTY AND EQUIPMENT

Property and equipment include the following (in thousands):

	Estimated	December 31,
	useful lives	2011	2010
Leasehold improvements	1 - 10 years	$510	$490
Furniture and fixtures	7 years	177	178
Computer equipment (including software)	3 - 5 years	538	780
Equipment	5 years	139	126
Product molds and designs	2 years	1,139	1,130
Total		2,503	2,704
Less accumulated depreciation and amortization		(1,933)	(1,906)
Property and equipment—net		$570	$798

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful life of the asset. Leasehold improvements are amortized over their estimated useful lives or the lease term, whichever is shorter.

Index

Depreciation expense related to property and equipment was $312,000 and $319,000 in 2011 and 2010, respectively.

 9. INTANGIBLE ASSETS AND GOODWILL

Patents and trademarks include the following (in thousands):

	December 31,
	2011	2010
Patents	$1,438	$1,421
Trademarks	313	281
Other	25	25
Total	1,776	1,727
Less accumulated amortization	(1,456)	(1,355)
Patents and trademarks—net	$320	$372

Patents and trademarks are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the estimated useful lives of five years. Losses on disposal of patents and trademarks are included in general and administrative expense.

Amortization expense related to patents and trademarks was $133,000 and $134,000 in 2011 and 2010, respectively. Amortization expense from 2012 through 2016 is expected to be $113,000, $92,000, $69,000, $36,000 and $9,000, respectively.

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

Intangible assets include the following (in thousands):

	December 31,
	2011	2010
Non-compete agreements	$155	$233
Customer lists	1,316	1,347
Total	1,471	1,580
Less accumulated amortization	(1,091)	(891)

Intangible assets—net	$380	$689

Non-compete agreements are amortized over 2 to 5 years, and customer lists are amortized over 5 years. Amortization expense related to non-compete agreements and customer lists was $314,000 and $317,000 in 2011 and 2010, respectively. Amortization expense from 2012 through 2013 is expected to be $294,000 and $86,000, respectively. These assets will be fully amortized in 2013.

 Goodwill includes the following (in thousands):

	December 31,
	2011	2010
Goodwill	$1,532	$1,568

Customer lists and goodwill are intangible assets of the Company's Belgian subsidiary whose functional currency is the Euro. Assets and liabilities of foreign operations which are denominated in a functional currency other than the U.S. dollar (the reporting currency) are translated at the rate of exchange as of the applicable balance sheet date. As a result, the U.S. dollar value of these intangibles is impacted by the fluctuation in the exchange rate.  The only changes to the customer lists and goodwill intangibles during the fiscal year ended December 31, 2011 were the result of the difference in the exchange rate as of December 31, 2011 and December 31, 2010.

Index

10. ACCRUED LIABILITIES

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2011	2010
Professional fees	$77	$91
Payments due - termination of distributorship agreements	67	217
Accrued taxes payable	124	89
Customer credits and prepayments	199	242
Payroll and payroll related costs	488	320
Inventory and related costs	1,257	150
Commissions	295	185
Insurance	150	160
Other	317	207
Total accrued liabilities	$2,974	$1,661

Customer credits includes amounts due customers in excess of amounts owed to the Company, including estimated credits due customers for estimated returns and co-op advertising and marketing allowances.

11. COMMITMENTS AND CONTINGENCIES

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

Effective May 1, 2008, Heeling Sports EMEA entered into an operating lease for office space in Brussels, Belgium for nine years with the option to terminate the lease at the end of each three year period. This lease was not terminated at the end of the first three year period. The information in the table below assumes that this lease will not be renewed after the second three year period. Payments under this lease agreement are made in Euro. Future minimum payments, included in the table below, have been estimated using the currency exchange rate as of December 31, 2011. While the Company has begun taking steps in the first quarter of 2012 to close its Belgian office, and transition the business operations conducted through that office to its French and German offices, the Company has not terminated the operating lease for its Belgian office.

 Effective April 1, 2008, Heeling Sports EMEA entered into an operating lease for office space in Munich, Germany for three years with an automatic renewal at the end of the initial three year lease unless six months notice is provided. This lease was renewed for a period of one year from April 1, 2011 through March 31, 2012, and has been renewed for a period of one year from April 1, 2012 through March 31, 2013. The information in the table below does not include additional lease extensions. Payments under this lease agreement are made in Euro. Future minimum payments, included in the table below, have been estimated using the currency exchange rate as of December 31, 2011.

Effective May 1, 2008, Heeling Sports EMEA entered into an operating lease for office space in Annecy, France for nine years with the option to terminate the lease at the end of each three year period. This lease was not terminated at the end of the original three year period. The information in the table below assumes this lease will not be renewed after the second three year period. Payments under this lease agreement are made in Euro. Future minimum payments, included in the table below, have been estimated using the currency exchange rate as of December 31, 2011.

Effective March 1, 2011, Heeling Sports Japan entered into an operating lease for office space in Tokyo, Japan for two years with an automatic renewal at the end of the initial two year lease unless six months notice is provided. The information in the table below does not include additional lease extensions. Payments under this lease agreement are made in Japanese Yen. Future minimum payments, included in the table below, have been estimated using the currency exchange rate as of December 31, 2011.

Future minimum rental payments under these agreements are as follows (in thousands):

Index

Years Ending December 31,
2012	$382
2013	286
2014	227
2015	128
2016	-
Thereafter	-
$1,023

Rent expense for leased office space, and warehouse space in Carrollton, Texas, was $397,000 and $369,000 for 2011 and 2010, respectively. Rent expense for additional and temporary warehouse space was $67,000 and $3,700 for 2011 and 2010, respectively.

Third-Party Distribution Facility (Belgium) —The Company uses a third-party distribution facility in Belgium. The Company pays this third-party distributor fees and charges for services including storage, handling, processing and packing materials. These fees and charges are activity based and therefore fluctuate and as a result related future obligations cannot be quantified. This agreement is for one year with automatic one year renewal terms. The Company expensed $1.6 million and $1.3 million related to this third-party distribution facility in 2011 and 2010, respectively. These costs are included in general and administrative expense.

Third-Party Distribution Facility (Japan) —In March 2011, the Company began to use a third-party distribution facility in Japan. The Company pays this third-party distributor fees and charges for services including storage, handling, processing and packing materials. These fees and charges are activity based and therefore fluctuate and as a result related future obligations cannot be quantified. This agreement is for one year with automatic one year renewal terms. The Company expensed $191,000 related to this third-party distribution facility 2011. These costs are included in general and administrative expense.

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

Effective April 30, 2008, the Company entered into agreements to terminate its current arrangement regarding the distribution of Heelys-branded footwear and products in France, Monaco and Andorra, allowing the Company, through its Belgian subsidiary, to market its products directly in such countries. This included a Termination Agreement (the "Termination Agreement") among the Company, Trotwood Import/Export (the "Distributor"), Trotwood Investments Ltd., the sole owner of the Distributor ("TIL"), and David Stanley ("D. Stanley") and Margarete Stanley ("M. Stanley"), pursuant to which, among other things, a prior International Distributor Agreement between the Company and the Distributor was terminated, the Company agreed to purchase from the Distributor all of the Distributor's inventory of unsold Heelys products for the Distributor's cost of such products, the Distributor's order books relating to Heelys products at the value on Distributor's books and certain other incidental assets of the Distributor related to its distribution operations as described in the Termination Agreement (the Company agreed to pay Distributor for such items on or before May 16, 2008), the Company agreed to purchase from the Distributor all of the unshipped orders for Heelys products on the Distributor's order book as of April 30, 2008 that are not novated to the Company or one of its affiliates for a price equal to the Distributor's net wholesale margin on such unshipped orders (which is to be paid on or before the end of the month following the Company's receipt of payment for the Heelys products shipped in response to such unshipped orders). In addition, the Distributor, TIL, D. Stanley and M. Stanley agreed, until April 30, 2012, not to compete with the Company relating to the Company's products anywhere in the world and the Company agreed to pay Distributor an additional amount set forth in the Termination Agreement for each pair of Heelys branded footwear sold by the Company or its affiliates in France, Monaco and Andorra. In connection with the Termination Agreement, the Company entered into a Consulting Agreement with TIL pursuant to which, among other things, TIL agreed to perform certain consulting services and the Company agreed to pay TIL consulting fees as set forth in such consulting agreement. Payments under these agreements were made in Euro.

Index

The primary assets acquired as a result of the termination of these distributorship agreements were the customer lists and goodwill. In addition, both of these former distributors agreed to not compete with the Company for a limited period of time. The fair value and the total amount paid for the acquired assets was $3.7 million (2.4 million Euro) based upon the amount at which the assets could be bought or sold in a current transaction between willing parties. As a result, the Company recorded goodwill of $1.9 million (1.2 million Euro) and intangibles (acquired customer relationships and non-compete) of $1.8 million (1.2 million Euro). As of December 31, 2011, the Company has paid $3.2 million (2.2 million Euro) for these acquired assets with the balance of $214,000 (166,000 Euro) to be paid out over time in accordance with the terms of the agreements. As of December 31, 2011, $121,000 is recorded as other long term liability and $93,000 is recorded as a current liability.

Purchase Commitments —The Company had open inventory purchase commitments of $3.8 million at December 31, 2011.

Sourcing Agreement —On April 21, 2010 (effective as of May 1, 2010), the Company entered into an agreement with TGB, LLC, a New Jersey limited liability company (“TGB”), under which TGB acted as the exclusive sourcer of the Company’s products (the “Sourcing Agreement”). In April 2011, the Company reached an agreement with TGB to terminate the Sourcing Agreement with TGB. From and after the termination of that Sourcing Agreement, the Company was not required to (and did not) purchase any other products from TGB under that Sourcing Agreement and, instead purchased products directly from the Company’s independent manufacturers.

Revolving Credit Facility — In June 2010, the Company entered into a $500,000 revolving credit facility with a local bank for the purpose of issuing letters of credit to secure payment to one of its foreign manufacturers. This revolving credit facility was no longer required and was closed during the second quarter of 2011.

Legal Proceedings —Due to the nature of the Company's products, from time to time the Company has to defend against personal injury and product liability claims arising out of personal injuries that allegedly are suffered using the Company's products. To date, none of these claims has had a material adverse effect on the Company. The Company is also engaged in various claims and legal proceedings relating to intellectual property matters, especially in connection with enforcing the Company's intellectual property rights against the various third parties importing and selling knockoff products domestically and internationally. Often, such legal proceedings result in counterclaims against the Company that the Company must defend. The Company believes that none of the pending personal injury, product liability or intellectual property legal matters will have a material adverse effect upon the Company's financial position, cash flows or results of operations.  Litigation settlement payments related to intellectual property legal matters (whether received by the Company or paid by the Company) are reported as other income (expense) in the Company’s statement of operations. Legal fees related to intellectual property matters and associated enforcement are included in general and administrative expenses. The Company recognized $575,000 and $822,000 in other income resulting from litigation settlement payments in the Company’s favor in 2011 and 2010, respectively, which included a settlement of a potential patent and trademark lawsuit in the amount of $375,000 during the third quarter of 2011 and $750,000 during the second quarter of 2010 for the settlement of another potential patent and trademark lawsuit.

12. INCOME TAXES

Components of income taxes were as follows (in thousands):

	December 31,
	2011	2010

Current expense (benefit):
Federal	$-	$(3,112)
State	-	(37)
Foreign	369	424
Total current expense (benefit), net	369	(2,725)

Deferred expense (benefit):
Federal	-	3,094
State	-	-
Foreign	(130)	(102)
Total deferred expense (benefit), net	(130)	2,992
Total income tax expense (benefit), net	$239	$267

Index

A reconciliation of income tax computed at the U.S. federal statutory income tax rate of 35% to the provision for income taxes is as follows (in thousands):

	December 31,
	2011	2010

Tax at statutory rate	$(1,876)	$(1,294)
Non-deductible incentive stock option expense	54	61
Non-deductible penalties	33	(58)
State income taxes net of federal benefit	-	2
Increase in valuation allowance	2,179	1,463
Increase in unrecognized tax benefits net of indirect benefits	89	43
Other	(240)	50
Total income tax expense (benefit), net	$239	$267

Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of significant items included in the Company's net deferred tax benefits (expense) were as follows (in thousands):

	December 31,
	2011	2010

Current tax assets (liabilities):
Allowance for bad debts	$44	$46
Inventories	89	94
Prepaid expenses	(114)	(37)
Accrued expenses	116	90
Other	93	37
Total net current deferred tax assets (liabilities)	228	230
Less: Valuation allowance	(318)	(240)
Net current deferred tax assets (liabilities)	(90)	(10)

Long-term tax assets (liabilities):
Fixed assets and intangibles	273	243
Tax method change	-	(30)
Net operating loss carryovers	3,598	1,737
State income taxes	136	128
Unremitted earnings foreign subsidiary	-	(48)
Share-based compensation	606	516
Other	357	109
Total net long-term deferred tax assets (liabilities)	4,970	2,655
Less: Valuation allowance	(4,646)	(2,531)
Net long-term deferred tax assets (liabilities)	324	124

Total deferred tax assets (net of deferred liabilities)	$234	$114

During the year ended December 31, 2011, the valuation allowance increased by approximately $2.2 million as the Company believes that it is more likely than not that certain U.S. and Japanese deferred tax assets will not be realized as of December 31, 2011. As of December 31, 2011, a valuation allowance of $5.0 million had been recognized for deferred income taxes that may not be realized by the Company in future periods. As of December 31, 2011, the Company has a domestic net operating loss carryover of $7.9 million that will begin to expire in 2030. The Company also has foreign net operating loss carryovers of $2.3 million that will begin to expire in 2018.

A deferred tax liability has been set up for income taxes which may become payable upon distribution of earnings of the Company's Belgian subsidiary. The estimated amount of tax that might be payable with regard to any distribution of foreign subsidiary earnings is reported net of foreign taxes paid which are creditable against domestic tax liability. The Company does not permanently reinvest its foreign subsidiary's earnings. Prior to 2009, the Company's Belgian subsidiary incurred losses and as such no deferred taxes were recorded. As a result of the 2009 earnings in its Belgian subsidiary, the Company has recorded a deferred tax liability. The Company continually evaluates its assertion and will make a change as business needs change.

Index

A reconciliation of the consolidated liability for gross unrecognized income tax benefits (excluding penalties and interest) from January 1, 2010 to December 31, 2011, is as follows (in thousands):

	2011	2010
Balance at beginning of year	$365	$1,257
Decreases in prior year tax positions	-	(40)
Increases in prior year tax positions	-	84
Increases in current year tax positions	89	-
Settlements with taxing authorities	-	(936)
Lapse of statute of limitations	-	-
Balance at end of year	$454	$365

 If the Company were to prevail on all unrecognized tax benefits recorded, approximately $282,000 of the unrecognized tax benefits (excluding accrued interest and penalties) at December 31, 2011 would benefit the effective tax rate. Liabilities for unrecognized tax benefits are included in income taxes payable in the consolidated balance sheet. All unrecognized tax benefits have been classified as noncurrent liabilities.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties related to tax liabilities in general and administrative expense. During the years ended December 31, 2011 and 2010, the Company recognized approximately $41,000 and $35,000 in interest and penalties, respectively. The Company has accrued $206,000 and $181,000 for interest and penalties at December 31, 2011 and 2010, respectively. Accrued interest and penalties are included within the related income tax liability line in the consolidated balance sheet. All unrecognized tax benefits have been classified as non-current liabilities.

 The statute of limitation remains open for the Company's consolidated federal income tax returns for the tax years ended December 31, 2006 forward. The statute of limitations remains open for income tax returns filed in Belgium, Germany and France for tax years ended December 31, 2008 forward. State statutes are open for various years, depending on the jurisdiction. The Company’s federal income tax return for the year ended December 31, 2007 was reviewed by the Internal Revenue Service. There were no adjustments to that return as a result of the review. There are no income tax examinations currently in process.

13. STOCK-BASED COMPENSATION

In June 2006, the Company adopted the 2006 Stock Incentive Plan which was amended and restated on May 20, 2010 (the “2006 Plan”). The purpose of the 2006 Plan is to provide certain key employees, non-employee directors and consultants with a proprietary interest in the Company through the granting of stock options and awards of restricted stock units.

The Company has reserved 2,972,725 shares of common stock subject to the 2006 Plan and as of December 31, 2011 had 358,546 shares remaining available that may be granted to employees, consultants and nonemployee directors of the Company in the future. The 2006 Plan is administered by the compensation committee of the Company's board of directors, which selects the persons to whom awards will be granted, determines the number of shares to be subject to each grant, and prescribes the other terms and conditions of each grant, including performance criteria, the type of consideration to be paid to the Company upon exercise and the vesting schedule. Unless specifically provided otherwise in an individual award agreement under the 2006 Plan, if a change in control of the Company, as defined by the 2006 Plan, occurs, (a) all of the options issued under the 2006 Plan will accelerate and become fully vested and exercisable and (b) the forfeiture restrictions under the restricted unit award agreement may lapse and the unvested restricted stock units may become vested and released from the forfeiture restrictions under such award only if the change in control constitutes a “change in control” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended.

Stock Options

Stock option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant, generally vest over four years of continuous service and have a 10-year contractual life. Stock-based compensation is based on the estimated fair value of the award on the date of grant. The Company recognizes this expense using the straight-line method over the period during which an employee is required to provide service in exchange for the award—the requisite service period. No compensation expense is recognized for stock options for which employees do not, or are not expected to, render the requisite service.

Index

The following summarizes stock option grants made by the Company during 2010 and 2011:

Date of Grant	Number of Shares Granted	Exercise Price
March 2010	40,000	$2.47
August 2010	82,000	$2.36
December 2010	20,000	$3.37
February 2011	22,500	$2.90
December 2011	10,000	$1.94

The exercise price per share was the fair value of the underlying stock at the grant date. All options granted vest and become exercisable in four equal cumulative installments on each successive anniversary date of the grant and have a contractual term of ten years.

The Company computed the fair value of the options granted using the Black-Scholes option pricing model and the following assumptions:

	March	August	December	February	December
	2010	2010	2010	2011	2011
Expected volatility	50.16%	50.16%	49.41%	49.41%	50.21%
Dividend yield	—	—	—	—	—
Risk-free interest rate	3.14%	2.00%	2.62%	2.84%	1.41%
Expected life (years)	6.25	6.25	6.25	6.25	6.25

 The Company estimated the volatility of the underlying common stock at the date of grant based on the historical volatility of the Company's common stock as well as the historical volatility of comparable public companies. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. Expected life was calculated using a simplified method as allowed by ASC 718, "Stock Compensation," due to lack of relevant historical data.

The following summarizes stock option transactions for the year ended December 31, 2011:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,520,713	$3.76	6.8	$312,460
Granted	32,500	$2.60
Exercised	—	—
Forfeited	34,496	$4.79
Outstanding at December 31, 2011	1,518,717	$3.71	5.9	$-
Exercisable at December 31, 2011	1,182,217	$4.01	5.3	$-
Vested at December 31, 2011	1,182,217	$4.01	5.3	$-
Unvested at December 31, 2011	336,500	$2.64	8.0	$-

Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option. If the fair value of the underlying stock is less than the exercise price of an option, there is no intrinsic value.

No options were exercised during 2011 or 2010.

The weighted average fair value of options granted during the years ended December 31, 2011 and 2010 was $1.04 and $1.27, respectively.

The total fair value of shares that vested during 2011 and 2010 was $276,000 and $488,000, respectively.

Index

Stock-based compensation expense attributable to stock option awards was $268,000 and $386,000 for the years ended December 31, 2011 and 2010, respectively.

The remaining unrecognized compensation expense related to unvested awards at December 31, 2011 is $373,000 and the weighted-average period of time over which this expense will be recognized is 2.0 years.

The Company has not capitalized any stock-based compensation expense at December 31, 2011 or 2010. There have been no significant modifications to stock option awards during 2011 or 2010.

All unvested options at December 31, 2011 are expected to vest.

Restricted Stock Units

Restricted stock units outstanding as of December 31, 2011 were awarded to certain employees in 2010 and 2011. Restricted stock units were awarded by the board of directors of the Company, upon recommendation of the compensation committee of the board of directors of the Company, and are designated as performance awards subject to the terms and conditions of the 2006 Plan and the underlying award agreements. To support the Company’s focus on creating long-term stockholder value, the awarded restricted stock units are subject to performance criteria based on earnings per share of the Company (“EPS”) during the defined performance period. EPS will be determined by dividing the Company’s consolidated net income or loss by the number of basic common shares of the Company outstanding during the defined performance years within the defined performance period. The calculation of the number of restricted stock units that will vest at the end of the defined performance period is based on an average of the EPS performance level achieved during each of the defined performance years. The number of restricted stock units earned during the defined performance period vary from 0% to 200% of the restricted stock units awarded based on EPS for each of the defined performance years in the defined performance year.

The performance period for restricted stock units granted in 2010 begins May 1, 2010 and ends December 31, 2012. EPS will be determined by dividing the Company’s consolidated net income or loss by the number of basic common shares of the Company for the period May 1, 2010 through December 31, 2010 and each of the twelve-month periods beginning January 1 and ending December 31 for 2011 and 2012 (each, a performance year).

The performance period for restricted stock units granted in 2011 begins January 1, 2011 and ends December 31, 2013.  EPS will be determined by dividing the Company’s consolidated net income or loss by the number of basic common shares of the Company for each of the twelve-month periods beginning January 1 and ending December 31 for 2011, 2012 and 2013 (each, a performance year).

If, at the end of the defined performance period, at least threshold performance level has been achieved, the earned restricted stock units will vest and common stock of the Company will be issued. The number of shares of common stock of the Company awarded will be based on the fair market value of the Company’s common stock on the date of grant ($2.36 for restricted stock units granted in 2010 and $2.19 for restricted stock units granted in 2011).

The following summarizes restricted stock unit transactions for the year ended December 31, 2011:

	Performance Units		Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2010	127,119		$2.36
Granted	652,968		$2.19
Forfeited	226,802		$2.24
Earned & Converted	—		$—
Outstanding at December 31, 2011	553,285	(1)	$2.21

(1)	Assuming maximum payout for remaining performance years.

The Company determines the fair value of restricted stock unit awards based on the closing trade price of the Company’s common stock on the date of grant. Compensation expense is recognized using the straight-line method over the performance period. The amount of compensation expense recognized is based upon the estimated number of restricted stock units expected to be earned. The Company reassesses this estimate at each reporting period and adjusts the total amount of compensation expense to be recognized accordingly.

Index

For restricted stock units granted in 2010, threshold performance for the period May 1, 2010 through December 31, 2010, and for the period January 1, 2011 through December 31, 2011, were not achieved and, based on assumptions as of December 31, 2011, the Company estimated that threshold performance would not be achieved for the remaining defined performance year and that none of the awarded restricted stock units would be earned and as a result no compensation expense has been recognized in 2011 or 2010.

As of December 31, 2011, the Company estimates that 228,311 of the restricted stock units granted in 2011 will be earned (total compensation expense of $500,000).  The Company has recognized $167,000 of compensation expense in 2011 related to these restricted stock unit awards.

As of December 31, 2011, the maximum number of restricted stock units granted in 2010 and 2011 that might be earned is 63,559 and 489,726, respectively.

14. OTHER EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) Retirement Plan (the "401(k) Plan"). All employees of Heeling Sports Limited who are 21 years of age or older are eligible to enroll in the 401(k) Plan. The Company expensed contributions of $58,000 and $48,000 during 2011 and 2010, respectively.

15. RELATED-PARTY TRANSACTIONS

One of the Company's patent attorneys is also a stockholder of the Company. The Company capitalized $32,000 and $120,000 of patent and trademark related costs in 2011 and 2010, respectively; and, expensed (general and administrative) $294,000 and $854,000 in 2011 and 2010, respectively, of fees and expenses paid to this attorney’s law firm. Additionally, this patent attorney's law firm provides general corporate legal counsel to the Company. The Company expensed $59,000 and $114,000 for these services during 2011 and 2010, respectively. This expense is included in general and administrative expense. The Company owed $16,000 and $158,000 to this law firm as of December 31, 2011 and 2010, respectively.

 Effective as of April 30, 2008, the Company's Senior Vice President resigned his position with the Company and entered into a Consulting Agreement with the Company. The Consulting Agreement terminated on June 30, 2010. Under the Consulting Agreement, the former Senior Vice President (the "Consultant") provided the Company (i) consulting services relating to mergers and acquisitions, (ii) support services in connection with the prosecution or defense of litigation, arbitration, business, or investigatory matter relating to the Company, and (iii) other services agreed upon by the parties. The primary compensation under the Consulting Agreement was (i) a fee for merger and acquisition services to be paid in 25 monthly installments of $10,780 per month beginning June 30, 2008, (ii) success fees more fully described in the Consulting Agreement and equal to varying percentages of the total value of certain mergers or acquisitions originated by the Consultant, (iii) a fee of $125 per hour (up to a maximum of $1,000 per day) for litigation support services rendered, and (iv) a fee of $125 per hour (up to a maximum of $1,000 per day for actual time billed) for services rendered for matters other than merger and acquisition services or litigation support. The Company also reimbursed the Consultant for his expenses incurred in connection with the performance of his services under the Consulting Agreement. The Company's former Senior Vice President continues to remain as a member of the Company's Board of Directors. Options previously granted to the former Senior Vice President continued to vest in accordance with the Heelys, Inc. 2006 Stock Incentive Plan so long as he was a member of the Company's Board of Directors. As of June 30, 2010, all options had fully vested. The Company recognized $65,000 in expense related to the Consulting Agreement in 2010. These charges are included in general and administrative expense. As of December 31, 2011 and 2010, no payable existed related to the Consulting Agreement.

16. SEGMENT REPORTING

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

Index

	Year Ended December 31, 2011
	(In thousands)

	Domestic	International	Unallocated	Consolidated
Net Sales	$11,903	$20,114	$-	$32,017
Cost of Sales	7,199	11,498	-	18,697
Gross Profit	4,704	8,616	-	13,320
Selling, General and Administrative Expenses	8,394	10,106	986	19,486
Income (Loss) from Operations	(3,690)	(1,490)	(986)	(6,166)
Other (Income) Expense, net	(595)	31	(241)	(805)
Income (Loss) before Income Taxes	$(3,095)	$(1,521)	$(745)	$(5,361)

Inventory impairment (included in cost of sales)	$57	$1,189	$-	$1,246
Depreciation and amortization (included in cost of sales)	$74	$-	$-	$74
Depreciation and amortization (included in SG&A)	$236	$449	$-	$685

	Year Ended December 31, 2010
	(In thousands)

	Domestic	International	Unallocated	Consolidated
Net Sales	$8,641	$21,795	$-	$30,436
Cost of Sales	6,033	11,750	-	17,783
Gross Profit	2,608	10,045	-	12,653
Selling, General and Administrative Expenses	8,646	7,868	883	17,397
Income (Loss) from Operations	(6,038)	2,177	(883)	(4,744)
Other (Income) Expense, net	(905)	165	(280)	(1,020)
Income (Loss) before Income Taxes	$(5,133)	$2,012	$(603)	$(3,724)

Inventory impairment (included in cost of sales)	$352	$-	$-	$352
Depreciation and amortization (included in cost of sales)	$109	$-	$-	$109
Depreciation and amortization (included in SG&A)	$342	$319	$-	$661

Other income attributed to domestic operations, includes interest income of $42,000 and $80,000 in 2011 and 2010, respectively, earned on cash (including cash equivalents) and investments, and other income of $553,000 in 2011 and $825,000 in 2010. Other income is primarily attributable to settlements of patent and trademark litigations. Litigation settlement payments related to intellectual property legal matters (whether received by the Company or paid by the Company) are reported as other income (expense) and attributed to either domestic or international operations as appropriate. Legal fees related to intellectual property matters and associated enforcement are included in general and administrative expense and are attributed to either domestic or international operations as appropriate.

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

Unallocated items, included in the tables above, include professional fees incurred at the consolidated level, including fees for tax, accounting and other consulting and professional services that are not directly attributable to operating either the domestic or international business, fees paid to members of the Company's board of directors, premiums for directors' and officers' insurance, other miscellaneous costs directly attributable to operating as a public company and interest income earned on monies and investments held at the Heelys, Inc. entity level.

Index

	As of December 31, 2011
	Domestic	International	Unallocated	Consolidated
	(in thousands)
Total Assets	$22,402	$13,317	$43,094	$78,813
Property and Equipment, net	$451	$119	$-	$570
Goodwill	$-	$1,532	$-	$1,532

	As of December 31, 2010
	Domestic	International	Unallocated	Consolidated
	(in thousands)
Total Assets	$28,535	$9,292	$43,987	$81,814
Property and Equipment, net	$692	$106	$-	$798
Goodwill	$-	$1,568	$-	$1,568

Unallocated assets, included in the tables above, are primarily cash (including cash equivalents) and investments held at the Heelys, Inc. entity level.

The functional currency of the Company’s Belgian subsidiary is the Euro and for the Japanese subsidiary the Japanese Yen. Because these functional currencies are different than the Company’s reporting currency, which is the U.S. dollar, the assets of the Belgian and Japanese subsidiaries are translated at the rate of exchange as of the balance sheet date. The change in the U.S. dollar value of goodwill is solely the result of the impact of the fluctuation in the exchange rate.

Sales in the Company’s Italian market accounted for 19.6% and 8.4% of consolidated net sales in 2011 and 2010, respectively. Sales in the Company’s French market accounted for 17.0% and 21.4% of consolidated net sales in 2011 and 2010, respectively. Sales in the Company’s German market accounted for 6.8% and 12.4% of consolidated net sales, respectively. Sales in the Company’s Japan market accounted for 5.9% and 17.7% of consolidated net sales in 2011 and 2010, respectively.  No other country, other than the United States, accounted for 10% or more of the Company’s consolidated net sales in 2011 or 2010.

Customers of the Company consist of retail stores in the U.S. and certain European countries, and international wholesale distributors. The customers, individually or considered as a group under  common ownership, which accounted for greater than 10% of net sales during the periods reflected were as follows:

	Year Ended December 31,
	2011	2010
Oxylane Group	12%	12%
Privee AG Corporation	-	18%

Oxylane Group is a French sporting goods retail chain operating under the name Decathlon. Privee AG Corporation (“Privee AG”) was the Company's independent distributor in Japan.

On November 25, 2010, the Company notified Privee AG that it would not be renewing its distributor agreement with Privee AG. On February 28, 2011, the Company’s distributor agreement with Privee AG terminated. In February 2011, the Company formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary, to manage its operations in Japan and to take over distribution in that country effective March 1, 2011.

17. SUBSEQUENT EVENTS

As part of an initiative to improve efficiency and reduce costs, the Company began taking steps in the first quarter of 2012 to close its office in Brussels, Belgium and transition the business operations conducted through that office to its French and German offices. As part of this initiative, the Company expects to reduce its workforce in Belgium. These workforce reductions will primarily come from the elimination of certain finance, supply chain and customer service functions. The work performed by these persons mostly will be absorbed by the French, German and U.S. office employees. The Company anticipates hiring limited personnel to assist with accounting and logistical support in those offices. Financial management and reporting for the Company’s Belgian subsidiary will be transitioned to its headquarters in the United States. The actions taken thus far to implement this initiative are expected to be substantially completed by June 30, 2012, with the total cumulative pre-tax costs estimated to be $0.9 million to $1.3 million. The Company currently anticipates that 89.7% of these costs will relate to cash outlays, primarily related to employee separation expense and professional fees. The Company does not anticipate that the actions taken thus far with respect to the initiative will result in annual savings in 2012, but estimates annual savings of approximately $1.5 million in future years.

Index

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth certain financial information for the periods indicated. The data is prepared on the same basis as the audited consolidated financial statements. All recurring, necessary adjustments are reflected in the data below.

	Three months ended

	3/31/10	6/30/10	9/30/10	12/31/10	3/31/11	6/30/11	9/30/11	12/31/11
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net Sales	$6,652	$8,804	$8,248	$6,732	$6,103	$8,342	$6,624	$10,948
Gross Profit	$3,183	$3,715	$3,276	$2,479	$3,009	$3,910	$2,438	$3,963
Net Income (Loss)	$(1,182)	$473	$(69)	$(3,213)	$(1,183)	$(973)	$(1,464)	$(1,980)

Earnings (Loss) per share
Basic	$(0.04)	$0.02	$(0.00)	$(0.12)	$(0.04)	$(0.04)	$(0.05)	$(0.07)
Diluted	$(0.04)	$0.02	$(0.00)	$(0.12)	$(0.04)	$(0.04)	$(0.05)	$(0.07)
Weighted average shares outstanding:
Basic	27,571	27,571	27,571	27,571	27,571	27,571	27,571	27,571
Diluted	27,571	27,571	27,571	27,571	27,571	27,571	27,571	27,571