Form 10-Q
period 2012-03-31
Heelys, Inc.
filed 2012-05-10
CIK 1373980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of common stock	Outstanding as of May 4, 2012
Par value $0.001 per share	27,571,052

Index

 As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” the “Company” and “Heelys” refer to Heelys, Inc., a Delaware corporation, and its direct and indirect subsidiaries.

Part I – FINANCIAL INFORMATION

 Item 1. Financial Statements

 HEELYS, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,670	$17,925
Investments	37,640	40,469
Accounts receivable, net of allowances of $377 and $391, respectively	5,144	7,077
Inventories	8,332	8,836
Prepaid expenses and other current assets	1,347	1,193
Income taxes receivable	91	133
Deferred income taxes	14	14

Total current assets	73,238	75,647

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,040 and $1,933, respectively	476	570
PATENTS AND TRADEMARKS, net of accumulated amortization of $1,487 and $1,456, respectively	309	320
INTANGIBLE ASSETS, net of accumulated amortization of $1,195 and $1,091, respectively	315	380
GOODWILL	1,579	1,532
DEFERRED INCOME TAXES	438	364

TOTAL ASSETS	$76,355	$78,813

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,375	$2,277
Accrued liabilities	2,881	2,974
Deferred income taxes	105	104

Total current liabilities	4,361	5,355
		`
LONG TERM LIABILITIES:
Income taxes payable	673	660
Deferred income taxes	3	40
Other long term liabilities	230	247

TOTAL LIABILITIES	5,267	6,302

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 75,000,000 shares authorized; 27,571,052 shares issued and outstanding as of March 31, 2012 and December 31, 2011	28	28
Additional paid-in capital	66,237	66,126
Retained earnings	5,360	6,941
Accumulated other comprehensive loss	(537)	(584)

Total stockholders' equity	71,088	72,511

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$76,355	$78,813

See notes to condensed consolidated financial statements.

Index

 HEELYS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,

	2012	2011

NET SALES	$7,271	$6,103
COST OF SALES	4,047	3,094

GROSS PROFIT	3,224	3,009

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling and marketing	1,600	1,507
General and administrative	2,836	2,605
Restructuring charges	546	-

Total selling, general and administrative expenses	4,982	4,112

LOSS FROM OPERATIONS	(1,758)	(1,103)

OTHER (INCOME) EXPENSE
Interest (income) expense, net	(61)	(90)
Other income	(14)	(3)
Exchange (gain) loss, net	(11)	55

Total other (income) expense, net	(86)	(38)

LOSS BEFORE INCOME TAXES	(1,672)	(1,065)
INCOME TAX (BENEFIT) EXPENSE	(91)	118

NET LOSS	$(1,581)	$(1,183)

LOSS PER SHARE:
Basic and diluted	$(0.06)	$(0.04)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	27,571	27,571

See notes to condensed consolidated financial statements.

Index

HEELYS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In thousands)

	Three Months Ended March 31,

	2012	2011

NET LOSS	$(1,581)	$(1,183)

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	47	385
Total other comprehensive income	47	385

COMPREHENSIVE LOSS	$(1,534)	$(798)

See notes to condensed consolidated financial statements.

Index

 HEELYS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,

	2012	2011
OPERATING ACTIVITIES:
Net Loss	$(1,581)	$(1,183)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	173	190
Accretion (amortization) of premium (discount) on investments, net	222	195
Accrued interest income	(176)	(249)
Deferred income taxes	(103)	(10)
Stock-based compensation	111	98
Unrealized exchange (gain) loss, net	(37)	43
Impairment of property and equipment	34	-
Inventory impairment charges and reserve adjustments	(45)	28
Changes in operating assets and liabilities:
Accounts receivable	1,983	(1,073)
Inventories	547	(3,094)
Prepaid expenses and other current assets	21	(303)
Accounts payable	(934)	220
Accrued liabilities	(123)	598
Income taxes payable/receivable	53	(222)

Net cash provided by (used in) operating activities	145	(4,762)

INVESTING ACTIVITIES:
Purchases of investments	(10,208)	(7,453)
Proceeds from maturities of investments	12,815	2,476
Purchases of property and equipment	(8)	(49)
Increase in patents and trademarks	(20)	(26)

Net cash provided by (used in) investing activities	2,579	(5,052)

FINANCING ACTIVITIES:
Payment for previously acquired goodwill and intangible assets	(26)	(35)

Net cash used in financing activities	(26)	(35)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	47	23

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,745	(9,826)

CASH AND CASH EQUIVALENTS, beginning of period	17,925	35,320

CASH AND CASH EQUIVALENTS, end of period	$20,670	$25,494

See notes to condensed consolidated financial statements.

Index

HEELYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

Business Description — Heelys, Inc. and its subsidiaries (the “Company” or “Heelys”) designs, markets and distributes innovative, action sports-inspired products primarily under the HEELYS brand targeted to the youth market. The primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS are distributed directly to retail stores in the United States and certain other countries, and through international wholesale distributors.

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

Basis Of Presentation — Unaudited Condensed Interim Consolidated Financial Information — In the opinion of management, all adjustments necessary for a fair presentation of results of operations for the periods presented have been included in the accompanying unaudited condensed consolidated financial statements of the Company. Such adjustments consist of normal recurring items. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and include the information and notes required by those instructions. The unaudited condensed consolidated balance sheet data as of December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Accordingly, the unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2011.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to make the presentation of items within other comprehensive income (“OCI”) more prominent. The new standard requires companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements, and companies are no longer allowed to present items of OCI in the statement of stockholders’ equity. This new standard was effective for the Company beginning January 1, 2012, with early adoption permitted. The Company adopted this standard effective January 1, 2012. Refer to the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2012 and 2011 for the required interim period disclosures.

 3. RESTRUCTURING

As part of an initiative to improve efficiency and reduce costs, the Company began taking steps in the first quarter of 2012 to close its office in Brussels, Belgium and transition the business operations conducted through that office to its French and German offices. As part of this initiative, the Company expects to reduce its workforce in Belgium. These workforce reductions will primarily come from the elimination of certain finance, supply chain and customer service functions. The work performed by these persons will be absorbed by the Company’s French, German and U.S. office employees. The Company anticipates hiring limited personnel to assist with accounting and logistical support in those offices. Financial management and reporting for the Company’s Belgian subsidiary will be transitioned to its headquarters in the United States.

Index

In connection with these initiatives the Company has recorded $431,000 in severance and one-time termination benefit costs and $81,000 in other costs, including, but not limited to, costs to close the Company’s office in Belgium, transfer its business operations to its German and French offices, and repatriate the Company’s Vice President, International back to the United States. In addition, the Company recognized $34,000 in fixed asset impairment charges related to these initiatives. These costs are reported as restructuring charges in the statement of operations. As of March 31, 2012, $7,000 of other costs have been paid, $431,000 of severance and one-time termination benefits and $58,000 of other costs are included in accrued liabilities and $16,000 of other costs are included in accounts payable.

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

	Three Months Ended March 31,
	2012	2011
Numerator— net loss available to common stockholders	$(1,581)	$(1,183)
Denominator:
Weighted average common stock outstanding for basic loss per share	27,571	27,571
Effect of dilutive securities:
Stock options	–	–
Restricted stock units	–	–

Adjusted weighted average common stock and assumed conversions for diluted loss per share	27,571	27,571

Stock options to purchase approximately 1.5 million shares of common stock were excluded from the computation of diluted loss per share for the three months ended March 31, 2012 and 2011, because the effect of their inclusion would have been anti-dilutive. Restricted stock units convertible into approximately 567,000 and 236,000 shares of common stock were excluded from the computation of diluted loss per share for the three months ended March 31, 2012 and 2011, respectively, because the effect of their inclusion would have been anti-dilutive.

5. CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with original maturity dates of three months or less when purchased. Cash equivalents at March 31, 2012 and December 31, 2011 consist of an investment in the Fidelity Money Market Fund of $5.0 million and $4.9 million, respectively. Investments in the Fidelity Money Market Fund are valued using observable inputs.

6. INVESTMENTS

The Company has an investment policy, the purpose of which is to establish sound investment guidelines for the ongoing management of the Company’s excess cash and investments. The policy provides guidelines on, among other things, investment term limitations, permitted investments, credit quality, single issuer concentration and corporate debt sector concentrations. In all categories of investments, emphasis is placed on securities of high quality subject to the following quality limitations at the time of investment:

•	U.S. Treasury and other U.S. Federal Agencies, debentures or mortgages;
•	$1 net asset value money market mutual funds governed by SEC Rule 2a-7;
•	Commercial Paper (minimum A-1/P-1/F-10); Corporate Notes (minimum A or better); and
•	Municipal Debt (short-term: minimum A-1/P-1 or equivalent; long term: A or better).

Index

Investments consist of the following:

	As of March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Aggregate Fair Value(2)	Maturities
	(In thousands)
Current held-to-maturity securities
Commercial paper	5,982	-	(4)	5,978	Oct-2012 thru Nov-2012
Corporate bonds	11,423	1	(6)	11,418	Jun-2012 thru Jan-2013
Municipal bonds	20,235	-	(21)	20,214	May-2012 thru Jan-2013
Total current held-to-maturity securities	$37,640	$1	$(31)	$37,610

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Aggregate Fair Value(2)	Maturities
	(In thousands)
Current held-to-maturity securities
Certificate of deposit	$500	$-	$-	$500	Feb-2012
Commercial paper	11,472	-	(8)	11,464	Jan-2012 thru Oct-2012
Corporate bonds	9,436	-	(30)	9,406	Jun-2012 thru Sep-2012
Municipal bonds	19,061	-	(41)	19,020	Mar-2012 thru Oct-2012
Total current held-to-maturity securities	$40,469	$-	$(79)	$40,390

(1)
No investments outstanding as of March 31, 2012 or December 31, 2011 had continuous unrealized loss positions longer than 12 months. All investments that matured during the three months ended March 31, 2012 matured at their full face amounts.

(2)
Aggregate fair values for commercial paper and bonds were determined using a third-party pricing service. This third-party pricing service uses the market approach to value these investments (Level 2 fair value hierarchy).

 All investments as of March 31, 2012 and as of December 31, 2011 are classified as held-to-maturity since the Company has the intent and ability to hold these investments to maturity. Investments in debt securities (commercial paper, municipal bonds and corporate bonds) are reported at cost, adjusted for premiums and discounts that are recognized in interest income, using a method that approximates the effective interest method, over the period to maturity. The Company considers as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current.

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

Index

8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Professional fees	$204	$77
Payments due - termination of distributorship agreements	91	67
Accrued taxes payable	240	124
Customer credits and prepayments	126	199
Payroll and payroll related costs	550	488
Inventory and related costs	444	1,257
Commissions	359	295
Insurance	150	150
Restructuring	489	-
Other	228	317
Total accrued liabilities	$2,881	$2,974

Customer credits include amounts due to customers in excess of amounts owed to the Company, including estimated credits due to customers for estimated returns and co-op advertising and marketing allowances.

Restructuring accruals include $431,000 in severance and one-time termination benefits and $58,000 of other costs attributable to the initiatives the Company began taking in the first quarter of 2012 to improve efficiency and reduce costs (see Note 3).

9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments — The Company had open purchase commitments of $2.7 million at March 31, 2012 for the purchase of inventory.

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

10. INCOME TAXES

 The Company recognized an income tax benefit of $91,000 for the three months ended March 31, 2012, representing an effective income tax rate of 5.4%, compared to income tax expense of $118,000 for the three months ended March 31, 2011, representing an effective income tax rate of (11.1)%. The effective rate differs from the statutory federal rate of 35% primarily due to domestic operating losses and operating losses in the Company’s Japanese operations for which no tax benefits have been recognized and foreign taxes at rates other than 35%, as well as for certain other items, such as state and local taxes and non-deductible expenses. While the Company did not record the benefit of domestic losses for the current period, or the benefit of losses in its Japanese operations, profits and losses in its European operations resulted in income tax expense of approximately $86,000 for the three months ended March 31, 2012. This expense was offset by a net benefit of approximately $177,000 related to discrete items, consisting of approximately $184,000 of tax benefit related to certain tax losses arising from the Company’s restructuring (discussed in Note 3); offset by approximately $7,000 in additional tax expense related to prior year items. The Company operates in multiple jurisdictions and its business is impacted by seasonality, which causes variability in the consolidated effective tax rate during the year. The Company continually reviews its assertion regarding its valuation allowance, which includes an analysis of multiple factors, including projections, reversal of deferred tax liabilities, and tax planning strategies.

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

As of March 31, 2012, there have been no material changes in the Company’s gross unrecognized tax benefits or accrued interest and penalties. All unrecognized tax benefits have been classified as other long-term liabilities. The Company classifies interest and penalties related to unrecognized tax benefits as interest expense and general and administrative expense, respectively.

The statute of limitations remains open for the Company’s consolidated federal income tax returns for the tax years ended December 31, 2006 forward. For income tax returns filed in foreign jurisdictions, the statute of limitations remains open for the tax years ended December 31, 2008 forward. State statutes are open for various years, depending on the jurisdiction.

Index

11. STOCKHOLDERS’ EQUITY

Total stockholders’ equity decreased $1.4 million to $71.1 million at March 31, 2012, from $72.5 million at December 31, 2011. Additional paid-in-capital increased as a result of the recognition of stock-based compensation expense. Retained earnings decreased solely as a result of the net loss recognized for the three months ended March 31, 2012. Changes in accumulated other comprehensive loss are the result of translating the foreign currency financial statements of Heeling Sports EMEA SPRL and Heeling Sports Japan K.K., as of and for the three months ended March 31, 2012, into U.S. dollars.

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

	Three Months Ended March 31, 2012
	(In thousands)

	Domestic	International	Unallocated	Consolidated
Net Sales	$2,145	$5,126	$-	$7,271
Cost of Sales	1,376	2,671	-	4,047
Gross Profit	769	2,455	-	3,224
Selling, General and Administrative Expenses	1,553	2,996	433	4,982
Income (Loss) from Operations	(784)	(541)	(433)	(1,758)
Other (Income) Expense, net	(25)	(11)	(50)	(86)
Income (Loss) before Income Taxes	$(759)	$(530)	$(383)	$(1,672)

	Three Months Ended March 31, 2011
	(In thousands)

	Domestic	International	Unallocated	Consolidated
Net Sales	$1,663	$4,440	$-	$6,103
Cost of Sales	994	2,100	-	3,094
Gross Profit	669	2,340	-	3,009
Selling, General and Administrative Expenses	1,607	2,202	303	4,112
Income (Loss) from Operations	(938)	138	(303)	(1,103)
Other (Income) Expense, net	(16)	54	(76)	(38)
Income (Loss) before Income Taxes	$(922)	$84	$(227)	$(1,065)

Selling, general and administrative expenses attributable to our international operations includes $431,000 in severance and one-time termination benefit costs, $81,000 in other costs including, but not limited to, costs to close the Company’s office in Belgium, transfer its business operations to the Company’s German and French offices, and repatriate the Company’s Vice President, International back to the United States. These costs are reported as restructuring charges in the statement of operations and are directly attributable to the initiatives the Company began taking in the first quarter of 2012 to improve efficiency and reduce costs (see Note 3). In addition, the Company recognized $34,000 in fixed asset impairment charges related to these initiatives.

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

Unallocated items included in the tables above include professional fees incurred at the consolidated level, including fees for tax, accounting and other consulting and professional services that are not directly attributed to operating either the domestic or international business, fees paid to members of the Company's board of directors, premiums for directors' and officers' insurance, other miscellaneous costs directly attributable to operating as a public company, as well as interest income earned on monies and investments held at the Heelys, Inc. entity level.

Index

Sales in the Company’s Italian market accounted for 25% of consolidated net sales for the three months ended March 31, 2012 and 2011. Sales in the French market accounted for 16% and 22% of consolidated net sales for the three months ended March 31, 2012 and 2011, respectively; and in the German market 10% and 12%, respectively. No other country, other than the United States, accounted for 10% or more of the Company’s consolidated net sales for the three months ended March 31, 2012 or for the three months ended March 31, 2011.

Customers of the Company consist of retail stores in the United States and certain other countries, and international wholesale distributors. The customers, individually or considered as a group under common ownership, which accounted for greater than 10% of net sales during the periods reflected, were as follows:

	Three Months Ended March 31,
	2012	2011
Oxylane Group	9%	16%

Oxylane Group is a French sporting goods retail chain operating under the name Decathlon.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements due to known and unknown risks, uncertainties and other factors. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, and similar discussions in our other Securities and Exchange Commission filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the information in this report and in our other filings with the Securities and Exchange Commission, before deciding to purchase, hold or sell our securities. We do not have any intention or obligation to update forward-looking statements included in this Quarterly Report on Form 10-Q after the date of this Quarterly Report on Form 10-Q, except as required by law. In addition, the following discussion should be read in conjunction with the information presented in our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Business Overview

We are a designer, marketer and distributor of innovative, action sports-inspired products primarily under the HEELYS brand targeted to the youth market. Our primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS-wheeled footwear allows the user to seamlessly transition from walking or running to rolling by shifting weight to the heel. Users can transform HEELYS-wheeled footwear into street footwear by removing the wheel. We believe our distinctive product offering and our HEELYS brand is synonymous with a popular lifestyle activity. For the three months ended March 31, 2012 and 2011, approximately 95% and 99% of our net sales were derived from the sale of HEELYS-wheeled footwear, respectively. The remainder of our net sales was derived primarily from the sale of Blazer Pro and District scooters and accessories, Tony Hawk skateboards, our Nano™ inline footboard and HEELYS’ branded accessories, such as replacement wheels. We began to distribute Blazer Pro and District scooters and accessories and Tony Hawk skateboards in Europe during the third quarter of 2011.

We were initially incorporated as Heeling, Inc. in Nevada in 2000. In August 2006, we reincorporated in Delaware and changed our name to Heelys, Inc. Through our general and limited partner interests, we own 100% of Heeling Sports Limited, a Texas limited partnership, which was formed in May 2000. In February 2008, we formed Heeling Sports EMEA SPRL, a Belgian corporation and indirect wholly-owned subsidiary, with offices in Brussels, and branch offices in Germany and France, to manage our operations in Europe, the Middle East and Africa (“EMEA”). In February 2011, we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary, with offices in Tokyo, to manage our operations in Japan and to take over the distribution of our products in that country effective March 1, 2011. As part of an initiative to improve efficiency and reduce costs, we began taking steps in the first quarter of 2012 to close our office in Brussels, Belgium and transition our business operations conducted through that office to our French and German offices. The actions taken thus far to implement this initiative are expected to be substantially completed by June 30, 2012.

Financial Overview / Significant Events — First Quarter of 2012

Domestic net sales increased $482,000, or 29.0%, for the three months ended March 31, 2012, when compared to the same period last year, primarily as a result of expanded retail placement of our HEELYS-wheeled footwear over prior year.

International net sales increased $686,000, or 15.5%, for the three months ended March 31, 2012, when compared to the same period last year. The increase was primarily the result of increased sales to third party distributors of approximately $364,000, or 46.4% over prior year, and sales in Japan of $199,000 over the first quarter of 2011, a quarter in which we had no sales in Japan due to the termination of the agreement with our former third party distributor in that market. Sales of HEELYS-wheeled footwear were down approximately $624,000 in France and Germany for the three months ended March 31, 2012, when compared to the same period last year. This decrease was offset by sales in France and Germany of Blazer Pro and District scooters and accessories and Tony Hawk skateboards, which accounted for approximately $433,000 of sales for the three months ended March 31, 2012. We believe our international sales, especially in Europe, have been impacted by uncertain economic conditions resulting in retailers and independent distributors being cautious when placing orders of HEELYS-wheeled footwear to minimize their inventory levels and inventory related risks, but we are negotiating with new distributors in Central and South America, Eastern Europe and Southeast Asia and anticipate additional revenue if and as they begin to distribute our products.

Index

Consolidated gross profit margin decreased to 44.3% for the three months ended March 31, 2012, from 49.3% for the three months ended March 31, 2011. The decrease in gross profit percentage from the same quarter in the prior year was primarily the result of a larger percentage of total sales mix coming from lower margin U.S. sales and changes in the mix of customers and the sale of products at a discount in our EMEA markets.

Cash and cash equivalents and investments decreased $84,000, to $58.3 million as of March 31, 2012.

As part of an initiative to improve efficiency and reduce costs, we began taking steps in the first quarter of 2012 to close our office in Brussels, Belgium and transition our business operations conducted through that office to our French and German offices. As part of this initiative, the Company expects to reduce its workforce in Belgium. These workforce reductions will primarily come from the elimination of certain finance, supply chain and customer service functions. The work performed by these persons will be absorbed by our French, German and U.S. office employees. We anticipate hiring limited personnel to assist with accounting and logistical support in those offices. Financial management and reporting for our Belgian subsidiary will be transitioned to our headquarters in the United States. The actions taken thus far to implement this initiative are expected to be substantially completed by June 30, 2012, with the total cumulative pre-tax costs estimated to be $0.9 million to $1.3 million. The Company currently anticipates that approximately 90% of these costs will relate to cash outlays, primarily related to employee separation expenses and professional fees. The Company does not anticipate that the actions taken thus far with respect to the initiative will result in annual savings in 2012, but estimates annual savings of approximately $1.5 million in future years.

Results of Operations

Net Sales

	Three Months Ended March 31,

	2012	2011
Net Sales (in thousands)

HEELYS-Wheeled Footwear
Domestic	$2,172	$1,663
International	4,707	4,388
	6,879	6,051
Other
Domestic	3	12
International	437	65
	440	77

Freight, Sales Discounts/Allowances
Domestic	(30)	(12)
International	(18)	(13)
	(48)	(25)

Consolidated	$7,271	$6,103

Net Sales (as % of Consolidated Net Sales)
Domestic	29.5%	27.2%
International	70.5%	72.8%
	100.0%	100.0%

	Three Months Ended March 31,

	2012	2011
Pairs Sold (HEELYS-wheeled footwear)
Domestic	82,000	63,000
International	141,000	114,000
Consolidated	223,000	177,000

Index

Domestically, our net sales increased $482,000, or 29.0%, from $1.7 million for the three months ended March 31, 2011, to $2.1 million for the three months ended March 31, 2012, primarily as a result of an increase in the number of pairs of our HEELYS-wheeled footwear sold, resulting from an increase in the number of total retail stores carrying the product over prior year.

Internationally, our net sales increased $686,000, or 15.5%, from $4.4 million for the three months ended March 31, 2011, to $5.1 million for the three months ended March 31, 2012. The increase was primarily the result of an increase in sales to third party distributors of approximately $364,000 and sales in Japan of $199,000; we had no sales in Japan in the first quarter of 2011 due to the termination of the agreement with our former distributor. Sales to independent distributors in our non-EMEA markets increased $243,000, from $72,000 during the three months ended March 31, 2011, to $315,000 during the three months ended March 31, 2012, primarily due to sales to our distributors in Australia and New Zealand. Sales to independent distributors in our EMEA markets increased approximately $121,000, from approximately $712,000 during the three months ended March 31, 2011, to $833,000 during the three months ended March 31, 2012, primarily due to sales to our distributor in the United Arab Emirates. Sales in our French market decreased approximately $199,000, to approximately $1.2 million during the three months ended March 31, 2012, from approximately $1.4 million during the three months ended March 31, 2011, while sales in our German market increased approximately $9,000, from approximately $724,000 for the three months ended March 31, 2011, to approximately $733,000 for the three months ended March 31, 2012. Sales of HEELYS-wheeled footwear were down approximately $624,000 in France and Germany for the three months ended March 31, 2012, from approximately $2.1 million for the three months ended March 31, 2011, to approximately $1.5 million for the three months ended March 31, 2012. This decrease was offset by sales in France and Germany of Blazer Pro and District scooters and accessories and Tony Hawk skateboards, which accounted for approximately $433,000 of sales for the three months ended March 31, 2012. We believe retailers in our French and German markets are being cautious when placing orders of HEELYS-wheeled footwear to minimize their inventory levels and inventory related risks resulting from a decrease in consumer demand, which we believe is due to market competition from other wheeled products such as coaster boards. Sales in our Italian market increased approximately $285,000, from approximately $1.6 million during the three months ended March 31, 2011, to approximately $1.8 million during the three months ended March 31, 2012, primarily as a result of market expansion. During the first quarter of 2012, we had sales of $199,000 in Japan. We took over direct distribution in the Japanese market effective March 1, 2011. During the three months ended March 31, 2011, we did not sell any product to either our former distributor in Japan or direct to retailers. We believe the March 2011 earthquake and related tsunami, nuclear and other disasters in the region impacted consumer buying behavior with reduced discretionary spending and purchases of non-essential items during the first quarter of 2011.

Gross Profit

	Three Months Ended March 31,

	2012	2011
Gross Profit (in thousands)
Domestic	$769	$669
International	2,455	2,340
Consolidated	$3,224	$3,009

Gross Profit (%)
Domestic	35.9%	40.2%
International	47.9%	52.7%
Consolidated	44.3%	49.3%

 Gross profit margin on domestic sales decreased to 35.9% for the three months ended March 31, 2012, from 40.2% for the three months ended March 31, 2011. The decrease in gross profit margin is primarily the result of a larger percentage of lower margin products sold during the first quarter of 2012 when compared to the first quarter of 2011.

Internationally, gross profit margin decreased to 47.9% for the three months ended March 31, 2012, from 52.7% for the three months ended March 31, 2011. The decrease in gross profit margin is primarily the result of lower average sales prices in our French market due to product mix, lower average sales prices in our Italian market resulting from changes in customer mix, with greater sales to larger customers who benefit from discount programs, and lower average sales prices in our German and Japanese markets resulting from the sale of certain of our slow moving and older inventory styles at discounted prices in order to reduce our excess inventories.

Selling and Marketing Expense

	Three Months Ended March 31,

	2012	2011
Selling & Marketing (in thousands)
Domestic	$504	$497
International	1,096	1,010
Consolidated	$1,600	$1,507

Index

Domestically, selling and marketing expense, excluding commissions and payroll and payroll related expenses, decreased $16,000, to $177,000 for the three months ended March 31, 2012, from $193,000 for the three months ended March 31, 2011. Consumer marketing and advertising and related costs decreased $91,000, to $15,000 for the three months ended March 31, 2012, from $106,000 for the three months ended March 31, 2011, primarily due to a decrease in television commercial advertising during January 2012 when compared to January 2011. The decrease in consumer marketing and advertising related costs was offset by a $26,000 increase in cooperative advertising costs and a $50,000 increase in costs incurred related to trade show attendance and increased marketing related travel by our employees during the first quarter of 2012 compared to the same period in the prior year.

Internationally, selling and marketing expense, excluding commissions and payroll and payroll related expenses, increased $14,000, from $312,000 for the three months ended March 31, 2011, to $326,000 for the three months ended March 31, 2012. Selling and marketing expense, excluding commissions and payroll and payroll related expenses, attributable to our Japanese operations increased $72,000, from $20,000 for the three months ended March 31, 2011, to $92,000 for the three months ended March 31, 2012. The increase is attributable to an increase in general selling and marketing activity during the first quarter of 2012, including $39,000 in point-of-sale display purchases, when compared to the first quarter of 2011. We opened our office in Japan during the first quarter of 2011 to manage our operations in Japan and to take over distribution in that country effective March 1, 2011. The increase in selling and marketing expense, excluding commissions and payroll related expenses, attributable to our Japanese operations was offset by a decrease in selling and marketing expenses, excluding commissions and payroll and payroll related expenses, attributable to our EMEA operations, which decreased $45,000, to $228,000 for the three months ended March 31, 2012, from $273,000 for the three months ended March 31, 2011. During the first quarter of 2012, our EMEA operations incurred $30,000 of event marketing related costs primarily attributable to marketing of the Blazer Pro and District scooters and accessories and Tony Hawk skateboards, which we began distributing in Europe during the third quarter of 2011. This increase was offset by an $80,000 decrease in television commercial advertising related expenses, primarily for our HEELYS wheeled-footwear, which decreased to $95,000 for the three months ended March 31, 2012, from $175,000 for the three months ended March 31, 2011. The decrease in television commercial advertising was primarily due to management’s decision to reduce consumer advertising in the German and French markets as a result of decreased consumer demand.

Domestically, commissions paid to our independent sales representatives increased $25,000, from $68,000 for the three months ended March 31, 2011, to $93,000 for the three months ended March 31, 2012. Internationally, commissions paid to our independent sales representatives increased $12,000, from $397,000 for the three months ended March 31, 2011, to $409,000 for the three months ended March 31, 2012. Commission expense is impacted by increases and decreases in sales as well as changes in product and customer mix due to differing commission rates paid on those sales.

 Payroll and payroll related costs attributable to our domestic operations decreased $4,000, to $234,000 for the three months ended March 31, 2012, from $238,000 for the three months ended March 31, 2011. Payroll and payroll related costs attributable to our international operations increased $60,000, from $302,000 for the three months ended March 31, 2011, to $362,000 for the three months ended March 31, 2012, primarily as a result of the opening of our Japanese subsidiary during the first quarter of 2011 (which did not occur until the latter part of that quarter).

  General and Administrative Expense

	Three Months Ended March 31,

	2012	2011
General & Administrative (in thousands)
Domestic	$1,049	$1,110
International	1,900	1,192
Unallocated	433	303
Consolidated	$3,382	$2,605

Consolidated general and administrative expenses, excluding unallocated costs, increased $647,000, from $2.3 million for the three months ended March 31, 2011, to $2.9 million for the three months ended March 31, 2012.

 General and administrative expenses for the three months ended March 31, 2012 attributable to our international operations includes $431,000 in severance and one-time termination benefit costs, $81,000 in other costs, including, but not limited to, costs to close our office in Belgium, transfer business operations to our German and French offices, and repatriate our Vice President, International back to the United States, and $34,000 in fixed asset impairment charges. These costs are reported as restructuring charges in the statement of operations and are directly attributable to the initiatives we began taking in the first quarter of 2012 to improve efficiency and reduce costs. See Note 3 to our condensed consolidated financial statements for further discussion regarding these initiatives.

Consolidated shipping and handling costs increased $133,000, from $522,000 for the three months ended March 31, 2011, to $655,000 for the three months ended March 31, 2012. Shipping and handling costs attributable to our domestic operations increased $18,000, from $128,000 for the three months ended March 31, 2011, to $146,000 for the three months ended March 31, 2012, primarily due to an increase in freight costs resulting from an increase in direct shipments from the manufacturers to domestic customers. Shipping and handling costs attributable to our EMEA operations increased $75,000, from $380,000 for the three months ended March 31, 2011, to $455,000 for the three months ended March 31, 2012, primarily as a result of increased shipments out of our warehouse in Belgium resulting from increased sales in our Italian market. Shipping and handling costs attributable to our Japanese operations increased $40,000, from $14,000 for the three months ended March 31, 2011, to $54,000 for the three months ended March 31, 2012, primarily due to increased inventory storage and handling charges incurred during the first quarter of 2012 when compared to the first quarter of 2011, and shipping and handling costs incurred to fulfill sales to retailers in our Japanese market during the first quarter of 2012. We took over the distribution of our products in Japan effective March 1, 2011 and had no shipments in Japan during the first quarter of 2011.

Index

 Legal and other fees related to our intellectual property and associated enforcement efforts decreased $24,000, to $131,000 for the three months ended March 31, 2012, from $155,000 for the three months ended March 31, 2011, primarily as a result of cost containment efforts by management.

Consolidated payroll and payroll related costs, excluding those employees whose payroll and related costs are included in shipping and handling costs, increased $12,000, from $842,000 for the three months ended March 31, 2011, to $854,000 for the three months ended March 31, 2012. Payroll and payroll related costs attributed to our domestic employees increased $7,000, from $556,000 for the three months ended March 31, 2011, to $563,000 for the three months ended March 31, 2012, primarily due to an increase in recognized stock based compensation costs attributable to restricted stock units awarded in 2011 and 2012. Payroll and payroll related costs attributed to our EMEA operations decreased $65,000, to $213,000 for the three months ended March 31, 2012, from $278,000 for the three months ended March 31 2011, primarily due to a decrease in incentive compensation and recognized stock based compensation costs. Payroll and payroll related costs attributed to our Japan operations increased $70,000, from $8,000 for the three months ended March 31, 2011, to $78,000 for the three months ended March 31, 2012. We did not open our office in Japan until the latter part of the first quarter of 2011.

Unallocated costs are those costs that are directly attributable to operating as a public company, as well as professional fees incurred at the consolidated level, including fees for tax, accounting and other consulting and professional services.

Other (Income) Expense, net

	Three Months Ended March 31,

	2012	2011
Other (Income) Expense (in thousands)
Interest (income) expense, net	$(61)	$(90)
Other income	(14)	(3)
Exchange (gain) loss, net	(11)	55
Consolidated	$(86)	$(38)

The decrease in interest income (expense), net is primarily the result of a decrease in interest income. Other income is the result of settlements of patent and trademark litigation. Litigation settlement payments related to intellectual property legal matters (whether received by the Company or paid by the Company) are reported as other income (expense). Legal fees related to intellectual property matters and associated enforcement are included in general and administrative expenses. All settlements during the three months ended March 31, 2012 and 2011 were settled in the Company’s favor. Gains/losses resulting from foreign currency transactions are mainly attributable to intercompany loans due to our U.S. entity from our Belgian and Japanese entities which must be repaid in USD.

Income Taxes

We recognized an income tax benefit of $91,000 for the three months ended March 31, 2012, representing an effective income tax rate of 5.4%, compared to income tax expense of $118,000 for the three months ended March 31, 2011, representing an effective income tax rate of (11.1)%. Our effective rate differs from the statutory federal rate of 35% primarily due to domestic operating losses and operating losses in our Japanese operations for which no tax benefits have been recognized and foreign taxes at rates other than 35%, as well as for certain other items, such as state and local taxes and non-deductible expenses. While we did not record the benefit of domestic losses or the benefit of losses in our Japanese operations for the three months ended March 31, 2012, profits and losses in our European operations resulted in income tax expense of approximately $86,000 for the three months ended March 31, 2012. This expense was offset by a net benefit of approximately $177,000 related to discrete items, consisting of approximately $184,000 of tax benefit related to certain tax losses arising from the Company’s restructuring; offset by approximately $7,000 in additional tax expense related to prior year items. We operate in multiple jurisdictions and our business is impacted by seasonality which causes variability in the consolidated effective tax rate during the year. We continually review our assertion regarding the valuation allowance, which includes an analysis of multiple factors, including projections, reversal of deferred tax liabilities and tax planning strategies.

Liquidity and Capital Resources

Our primary cash need is for working capital, which we generally fund with cash flows from operating activities, and may be impacted by fluctuations in demand for our products, investments in our infrastructure and expenditures on marketing and advertising. At March 31, 2012, we had a total of $20.7 million in cash and cash equivalents and $37.6 million in investments. Our investments will mature during the next 12 months and include investments in various debt securities. See Note 6 to our condensed consolidated financial statements for a discussion of our investments.

Index

Cash provided by operating activities for the three months ended March 31, 2012 was $145,000, compared to cash used in operating activities of $4.8 million for the same period last year. Cash flows from operating activities are comprised of net loss recognized for the period adjusted for non-cash items and changes in operating assets and liabilities.

The decrease in accounts receivable is primarily due to a decrease in sales during the first quarter of the current year when compared to the fourth quarter of the prior year due to seasonality, as well as timing. The decrease in inventories is primarily the result of sales during the first quarter of 2012 offset by managed inventory purchases to maintain appropriate inventory levels. The decreases in accounts payable and accrued liabilities are primarily due to payments during the first quarter of 2012 of inventory purchase related liabilities outstanding as of December 31, 2011.

Net cash used in operating activities for the three months ended March 31, 2011, was primarily attributable to an increase in accounts receivable due to timing and sales to Oxylane Group and an increase in inventory primarily as the result of inventory purchased from our former distributor in Japan.

Our cash flows from changes in operating assets/liabilities are subject to seasonality.

As of March 31, 2012, we had open purchase commitments of $2.7 million for the purchase of inventory. These commitments are expected to be settled during the second quarter of 2012 ($2.2 million) and the third quarter of 2012 ($500,000).

Net cash provided by / used in investing activities for the three months ended March 31, 2012 and 2011 is primarily the result of investment activity of our excess cash.

Cash used in financing activities for the three months ended March 31, 2012, as well as for the three months ended March 31, 2011, was for payments of previously acquired goodwill and intangibles associated with the termination of agreements with our former independent distributors in the German and French markets in 2008. As of March 31, 2012, we have outstanding liabilities of $194,000 due to our former independent distributor in the German market, $91,000 of which are recorded as current liabilities and are expected to be settled during the next 12 months. All liabilities due to our former independent distributor in the French market have been settled.

As part of an initiative to improve efficiency and reduce costs, we began taking steps in the first quarter of 2012 to close our office in Brussels, Belgium and transition the business operations conducted through that office to our French and German offices. In connection with these initiatives we recognized $431,000 in severance and one-time termination benefit costs, $81,000 in other costs, including, but not limited to, costs to close our office in Belgium, transfer business operations to our German and French offices, and repatriate our Vice President, International back to the United States, and $34,000 in fixed asset impairment charges. These costs are reported as restructuring charges in the statement of operations. As of March 31, 2012, $7,000 of other costs have been paid, $431,000 of severance and one-time termination benefits and $58,000 of other costs are included in accrued liabilities and $16,000 of other costs are included in accounts payable . The actions taken thus far to implement this initiative are expected to be substantially completed by June 30, 2012, with the total cumulative pre-tax costs estimated to be $0.9 million to $1.3 million.

We believe our cash flows from operating activities, together with the cash on hand (including cash equivalents) and investments, will be sufficient to meet our liquidity needs and capital expenditure requirements for at least the next 12 months.

Contractual Obligations and Commercial Commitments

There were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Vulnerability Due to Customer Concentration / Geographical Concentration

Oxylane Group accounted for 9% and 16% of our net sales for the three months ended March 31, 2012 and 2011, respectively. Oxylane Group is a French sporting goods retail chain operating under the name Decathlon.

No other retail customer or independent distributor accounted for 10% or more of our net sales for the three months ended March 31, 2012 or for the three months ended March 31, 2011.

Index

Sales in the Company’s Italian market accounted for 25% of consolidated net sales for the three months ended March 31, 2012 and 2011. Sales in the French market accounted for 16% and 22% of consolidated net sales for the three months ended March 31, 2012 and 2011, respectively; and in the German market 10% and 12%, respectively. No other country, other than the United States, accounted for 10% or more of the Company’s consolidated net sales for the three months ended March 31, 2012 or for the three months ended March 31, 2011.

We anticipate that our net sales may remain concentrated for the foreseeable future. If any of our significant retail customers or independent distributors decrease their purchases of our products or stop purchasing our products, our net sales and results of operations could be adversely affected.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934) as of March 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2012 were effective.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or results of operations.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the period covered by this Quarterly Report on Form 10-Q, we did not sell or issue any unregistered equity securities.

Initial Public Offering of Our Common Stock and Use of Proceeds

The amounts of net offering proceeds from our initial public offering completed on December 13, 2006 used by the Company are set forth in our Annual Report on Form 10-K for the period ended December 31, 2011. During the period covered by this Quarterly Report on Form 10-Q, we did not use any additional proceeds from our initial public offering.

Item 5.     Other Information

Not applicable.

Index

Item 6.     Exhibits

Exhibit No.	Description
10.1	Heelys, Inc. 2012 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on March 20, 2012).*

10.2	Form of Award Agreement under Heelys, Inc. 2012 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on March 20, 2012).*

10.3	Heelys, Inc. 2012 Management Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on March 20, 2012).*

10.4	Form of Award Agreement under Heelys, Inc. 2012 Management Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K filed on March 20, 2012).*

10.5
Executive Restrictive Covenant and Retention Agreement dated March 16, 2012 by and between Craig D. Story and Heeling Sports Limited (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on March 20, 2012).*

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Thomas C. Hansen, Chief Executive Officer.†

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Craig D. Storey, Chief Financial Officer.†

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.†

101.INS	Instance Document † #

101.SCH	XBRL Taxonomy Extension Schema Document † #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document † #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document † #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document † #

*	Management contract or a compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 16 of Form 10-Q.

†	Filed herewith.

#
Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is not deemed filed or part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEELYS, INC.

Date: May 10, 2012	By:	/s/ Thomas C. Hansen
Thomas C. Hansen
Chief Executive Officer (Principal Executive Officer)

HEELYS, INC.

Date: May 10, 2012	By:	/s/ Craig D. Storey
Craig D. Storey
Chief Financial Officer (Principal Accounting Officer)

Index

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Heelys, Inc. 2012 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on March 20, 2012).*

10.2	Form of Award Agreement under Heelys, Inc. 2012 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on March 20, 2012).*

10.3	Heelys, Inc. 2012 Management Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on March 20, 2012).*

10.4	Form of Award Agreement under Heelys, Inc. 2012 Management Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K filed on March 20, 2012).*

10.5
Executive Restrictive Covenant and Retention Agreement dated March 16, 2012 by and between Craig D. Story and Heeling Sports Limited (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed on March 20, 2012).*

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Thomas C. Hansen, Chief Executive Officer.†

31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Craig D. Storey, Chief Financial Officer.†

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.†

101.INS	Instance Document † #

101.SCH	XBRL Taxonomy Extension Schema Document † #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document † #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document † #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document † #

*	Management contract or a compensatory plan or arrangement required to be filed as an Exhibit pursuant to Item 16 of Form 10-Q.

†	Filed herewith.

#
Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is not deemed filed or part of a registration statement for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.