Form 10-Q
period 2012-06-30
Heelys, Inc.
filed 2012-08-09
CIK 1373980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐     No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of common stock	Outstanding as of August 3, 2012
Par value $0.001 per share	27,571,052

Index

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” the “Company” and “Heelys” refer to Heelys, Inc., a Delaware corporation, and its direct and indirect subsidiaries.

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

  HEELYS, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,995	$17,925
Investments	39,235	40,469
Accounts receivable, net of allowances of $357 and $391, respectively	4,115	7,077
Inventories	8,290	8,836
Prepaid expenses and other current assets	959	1,193
Income taxes receivable	211	133
Deferred income taxes	15	14

Total current assets	71,820	75,647

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,064 and $1,933, respectively	426	570
PATENTS AND TRADEMARKS, net of accumulated amortization of $1,518 and $1,456, respectively	329	320
INTANGIBLE ASSETS, net of accumulated amortization of $1,206 and $1,091, respectively	227	380
GOODWILL	1,488	1,532
DEFERRED INCOME TAXES	450	364

TOTAL ASSETS	$74,740	$78,813

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$886	$2,277
Accrued liabilities	3,608	2,974
Deferred income taxes	104	104

Total current liabilities	4,598	5,355
		`
LONG TERM LIABILITIES:
Income taxes payable	670	660
Deferred income taxes	2	40
Other long term liabilities	224	247

TOTAL LIABILITIES	5,494	6,302

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 75,000,000 shares authorized; 27,571,052 shares issued and outstanding as of June 30, 2012 and December 31, 2011	28	28
Additional paid-in capital	66,303	66,126
Retained earnings	3,708	6,941
Accumulated other comprehensive loss	(793)	(584)

Total stockholders' equity	69,246	72,511

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$74,740	$78,813

See notes to condensed consolidated financial statements.

Index

  HEELYS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

NET SALES	$5,754	$8,342	$13,025	$14,445
COST OF SALES	3,538	4,432	7,585	7,526

GROSS PROFIT	2,216	3,910	5,440	6,919

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling and marketing	1,366	2,055	2,966	3,562
General and administrative	2,341	2,923	5,177	5,528
Restructuring charges	222	-	768	-

Total selling, general and administrative expenses	3,929	4,978	8,911	9,090

LOSS FROM OPERATIONS	(1,713)	(1,068)	(3,471)	(2,171)

OTHER (INCOME) EXPENSE
Interest (income) expense, net	(57)	(72)	(118)	(162)
Other (income) expense, net	19	(6)	5	(9)
Exchange (gain) loss, net	47	(59)	36	(4)

Total other (income) expense, net	9	(137)	(77)	(175)

LOSS BEFORE INCOME TAXES	(1,722)	(931)	(3,394)	(1,996)
INCOME TAX (BENEFIT) EXPENSE	(70)	42	(161)	160

NET LOSS	$(1,652)	$(973)	$(3,233)	$(2,156)

LOSS PER SHARE:
Basic and diluted	$(0.06)	$(0.04)	$(0.12)	$(0.08)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	27,571	27,571	27,571	27,571

See notes to condensed consolidated financial statements.

Index

HEELYS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011

NET LOSS	$(1,652)	$(973)	$(3,233)	$(2,156)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(256)	141	(209)	526
Total other comprehensive income (loss)	(256)	141	(209)	526

COMPREHENSIVE LOSS	$(1,908)	$(832)	$(3,442)	$(1,630)

 See notes to condensed consolidated financial statements.

Index

 HEELYS, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,

	2012	2011
OPERATING ACTIVITIES:
Net Loss	$(3,233)	$(2,156)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	346	384
Accretion (amortization) of premium (discount) on investments, net	384	320
Accrued interest income	(215)	(112)
Deferred income taxes	(136)	(11)
Stock-based compensation	177	196
Unrealized exchange (gain) loss, net	(137)	(6)
Impairment of property and equipment	34	-
Inventory impairment charges and reserve adjustments	37	50
Changes in operating assets and liabilities:
Accounts receivable	2,867	(2,043)
Inventories	384	(2,330)
Prepaid expenses and other current assets	504	(131)
Accounts payable	(1,374)	6
Accrued liabilities	633	799
Income taxes payable/receivable	(69)	(450)

Net cash provided by (used in) operating activities	202	(5,484)

INVESTING ACTIVITIES:
Purchases of investments	(20,166)	(25,681)
Proceeds from maturities of investments	21,015	25,220
Purchases of equipment	(27)	(104)
Increase in patents and trademarks	(71)	(44)

Net cash provided by (used in) investing activities	751	(609)

FINANCING ACTIVITIES:
Payment for previously acquired goodwill and intangible assets	(26)	(99)

Net cash used in financing activities	(26)	(99)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	143	110

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,070	(6,082)

CASH AND CASH EQUIVALENTS, beginning of period	17,925	35,320

CASH AND CASH EQUIVALENTS, end of period	$18,995	$29,238

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

The Company initially incorporated as Heeling, Inc. in Nevada in 2000. The Company was reincorporated in Delaware in August 2006 and changed its name to Heelys, Inc. Heeling Sports Limited, a Texas limited partnership, which was formed in May 2000 is an indirect wholly-owned subsidiary of Heelys, Inc.

In February 2008, the Company formed Heeling Sports EMEA SPRL, a Belgian corporation and indirect wholly-owned subsidiary of the Company, with offices in Brussels, and branch offices in Germany and France, primarily to manage the Company's European operations. To improve efficiency and reduce costs, effective as of June 30, 2012 the Company closed its office in Brussels and transitioned the business operations conducted through that office to its French, German and U.S. offices.

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to make the presentation of items within other comprehensive income (“OCI”) more prominent. The new standard requires companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements, and companies are no longer allowed to present items of OCI in the statement of stockholders’ equity. This new standard was effective for the Company beginning January 1, 2012, with early adoption permitted. The Company adopted this standard effective January 1, 2012. Refer to the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2012 and 2011 for the required interim period disclosures.

3.	RESTRUCTURING

As part of an initiative to improve efficiency and reduce costs, the Company began taking steps in the first quarter of 2012 to close its office in Brussels, Belgium and transition the business operations conducted through that office to its French, German and U.S. offices. As part of this initiative, the Company eliminated its workforce in Belgium effective as of June 30, 2012. These workforce reductions primarily came from the elimination of certain finance, supply chain and customer service functions. The work performed by these persons was absorbed by the Company’s employees in France, Germany and the United States. The Company hired limited personnel to assist with accounting and logistical support in those offices. Financial management and reporting for the Company’s Belgian subsidiary was transitioned to its headquarters in the United States.

Index

Restructuring charges and related liability balances are as follows:

	December 31, 2011	Charges		Payments	June 30, 2012
Severance and one-time termination benefit costs	$-	$457,000	(1)	$(314,000)	$143,000
Contract termination costs	-	92,000	(2)	-	92,000
Other costs	-	185,000	(3)	(102,000)	83,000
Fixed asset impairment	-	34,000	(4)	-	-
Total	$-	$768,000		$(416,000)	$318,000	(5)

(1)
The Company recognized $26,000 of these costs during the three months ended June 30, 2012. Liabilities outstanding as of June 30, 2012 for these costs are expected to be paid monthly in approximately equal amounts through March 31, 2013.

(2)
Contract termination costs were recognized during the three months ended June 30, 2012. Liabilities outstanding as of June 30, 2012 for these costs includes approximately $47,000 in contract termination costs attributable to the Company's operating lease for office space in Brussels, Belgium and is expected to be paid by monthly installments through April 30, 2014. The balance of the outstanding contract termination liabilities is expected to be paid during the third quarter of 2012.

(3)
The Company recognized $104,000 of these costs during the three months ended June 30, 2012. Other costs are those costs, including, but not limited to, costs to close the Company’s office in Belgium, transfer its business operations to the Company's German, French and U.S. offices, and repatriate the Company's Vice President, International back to the United States. Liabilities outstanding as of June 30, 2012 for these costs are expected to be paid during the third quarter of 2012.

(4)	Recognized during the three months ended March 31, 2012.

(5)	All outstanding liabilities related to the restructuring are included in accrued liabilities.

The Company’s restructuring initiatives were substantially completed as of June 30, 2012, although some additional costs are expected. Total cumulative pre-tax costs for these initiatives are estimated to be between $800,000 and $900,000.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator— net loss available to common stockholders	$(1,652)	$(973)	$(3,233)	$(2,156)
Denominator:
Weighted average common stock outstanding for basic loss per share	27,571	27,571	27,571	27,571
Effect of dilutive securities:
Stock options	–	–	–	–
Restricted stock units	–	–	–	–

Adjusted weighted average common stock and assumed conversions for diluted loss per share	27,571	27,571	27,571	27,571

Stock options to purchase approximately 1.5 million shares of common stock were excluded from the computation of diluted loss per share for the three and six months ended June 30, 2012 and 2011, because the effect of their inclusion would have been anti-dilutive. Restricted stock units convertible into approximately 756,000 and 661,000 shares of common stock were excluded from the computation of diluted loss per share for the three and six months ended June 30, 2012, respectively, and restricted stock units convertible into approximately 780,000 and 508,000 shares of common stock were excluded from the computation of diluted loss per share for the three and six months ended June 30, 2011, respectively, because the effect of their inclusion would have been anti-dilutive.

Index

5.	CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with original maturity dates of three months or less when purchased. Cash equivalents at June 30, 2012 and December 31, 2011 consist of an investment in the Fidelity Money Market Fund of $3.3 million and $4.9 million, respectively. Investments in the Fidelity Money Market Fund are valued using observable inputs.

6.	INVESTMENTS

The Company has an investment policy, the purpose of which is to establish sound investment guidelines for the ongoing management of the Company’s excess cash and investments. The policy provides guidelines on, among other things, investment term limitations, permitted investments, credit quality, single issuer concentration and corporate debt sector concentrations. In all categories of investments, emphasis is placed on securities of high quality subject to the following quality limitations at the time of investment:

•	U.S. Treasury and other U.S. Federal Agencies, debentures or mortgages;
•	$1 net asset value money market mutual funds governed by SEC Rule 2a-7;
•	Commercial Paper (minimum A-1/P-1/F-10); Corporate Notes (minimum A or better); and
•	Municipal Debt (short-term: minimum A-1/P-1 or equivalent; long term: A or better).

Investments consist of the following:

	As of June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Aggregate Fair Value(2)	Maturities
	(In thousands, except table notes)
Current held-to-maturity securities
Commercial paper	$15,949	3	(65)	$15,887	Oct-2012 thru Mar-2013
Corporate bonds	7,116	-	(1)	7,115	Sep-2012 thru Jan-2013
Municipal bonds	16,170	-	(6)	16,164	Jul-2012 thru Jan-2013
Total current held-to-maturity securities	$39,235	$3	$(72)	$39,166

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Aggregate Fair Value(2)	Maturities
	(In thousands, except table notes)
Current held-to-maturity securities
Certificate of deposit	$500	$-	$-	$500	Feb-2012
Commercial paper	11,472	-	(8)	11,464	Jan-2012 thru Oct-2012
Corporate bonds	9,436	-	(30)	9,406	Jun-2012 thru Sep-2012
Municipal bonds	19,061	-	(41)	19,020	Mar-2012 thru Oct-2012
Total current held-to-maturity securities	$40,469	$-	$(79)	$40,390

(1)
No investments outstanding as of June 30, 2012 or December 31, 2011 had continuous unrealized loss positions longer than 12 months. All investments that matured during the six months ended June 30, 2012 matured at their full face amounts.

(2)
Aggregate fair values for commercial paper and bonds were determined using a third-party pricing service. This third-party pricing service uses the market approach to value these investments (Level 2 fair value hierarchy).

All investments as of June 30, 2012 and as of December 31, 2011 are classified as held-to-maturity since the Company has the intent and ability to hold these investments to maturity. Investments in debt securities (commercial paper, municipal bonds and corporate bonds) are reported at cost, adjusted for premiums and discounts that are recognized in interest income, using a method that approximates the effective interest method, over the period to maturity. The Company considers as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current.

Index

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

8.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Professional fees	$84	$77
Payments due - termination of distributorship agreements	85	67
Accrued taxes payable	200	124
Customer credits and prepayments	156	199
Payroll and payroll related costs	346	488
Inventory and related costs	1,672	1,257
Commissions	383	295
Restructuring	318	-
Other	364	467
Total accrued liabilities	$3,608	$2,974

Customer credits include amounts due to customers in excess of amounts owed to the Company, including estimated credits due to customers for estimated returns and co-op advertising and marketing allowances. Restructuring related accrued liabilities include $143,000 in severance and one-time termination benefits, $92,000 in contract termination costs and $83,000 of other costs attributable to the initiatives the Company began taking in the first quarter of 2012 to improve efficiency and reduce costs (see Note 3).

9.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments — The Company had open purchase commitments of $2.8 million at June 30, 2012 for the purchase of inventory.

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

Index

10.	INCOME TAXES

 The Company recognized an income tax benefit of $161,000 for the six months ended June 30, 2012, representing an effective income tax rate of 4.7%, compared to income tax expense of $160,000 for the six months ended June 30, 2011, representing an effective income tax rate of (8.0)%. The effective rate for the six months ended June 30, 2012 differs from the statutory federal rate of 35% primarily due to domestic operating losses and operating losses in the Company’s Japanese operations for which no tax benefits have been recognized and foreign taxes at rates other than 35%, as well as for certain other items, such as state and local taxes and non-deductible expenses. While the Company did not record the benefit of losses from its domestic and Japanese operations for the six months ended June 30, 2012, profits and losses in its European operations resulted in an income tax benefit of approximately $49,000 for that period. Additionally, the Company recorded a net tax benefit of approximately $112,000 related to discrete items, consisting of approximately $129,000 of tax benefit related to certain tax losses arising from the Company’s restructuring (discussed in Note 3); offset by approximately $17,000 in additional tax expense related to prior year items. The Company operates in multiple jurisdictions and its business is impacted by seasonality, which causes variability in its consolidated effective tax rate during the year. The Company continually reviews its assertion regarding its valuation allowance, which includes an analysis of multiple factors, including projections, reversal of deferred tax liabilities, and tax planning strategies.

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

As of June 30, 2012, there have been no material changes in the Company’s gross unrecognized tax benefits or accrued interest and penalties. All unrecognized tax benefits have been classified as other long-term liabilities. The Company classifies interest and penalties related to unrecognized tax benefits as interest expense and general and administrative expense, respectively.

The statute of limitations remains open for the Company’s consolidated federal income tax returns for the tax years ended December 31, 2006 forward. For income tax returns filed in foreign jurisdictions, the statute of limitations remains open for the tax years ended December 31, 2008 forward. State statutes are open for various years, depending on the jurisdiction.

11.	STOCKHOLDERS’ EQUITY

Total stockholders’ equity decreased $3.3 million to $69.2 million at June 30, 2012, from $72.5 million at December 31, 2011. Additional paid-in-capital increased as a result of the recognition of stock-based compensation expense. Retained earnings decreased solely as a result of the net loss recognized for the six months ended June 30, 2012. Changes in accumulated other comprehensive loss are the result of translating the foreign currency financial statements of Heeling Sports EMEA SPRL and Heeling Sports Japan K.K., as of and for the six months ended June 30, 2012, into U.S. dollars.

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

	Three Months Ended June 30, 2012
	(In thousands)

	Domestic	International	Unallocated	Consolidated
Net Sales	$1,836	$3,918	$-	$5,754
Cost of Sales	1,230	2,308	-	3,538
Gross Profit	606	1,610	-	2,216
Selling, General and Administrative Expenses	1,227	2,530	172	3,929
Income (Loss) from Operations	(621)	(920)	(172)	(1,713)
Other (Income) Expense, net	(8)	68	(51)	9
Income (Loss) before Income Taxes	$(613)	$(988)	$(121)	$(1,722)

	Three Months Ended June 30, 2011
	(In thousands)

	Domestic	International	Unallocated	Consolidated
Net Sales	$2,738	$5,604	$-	$8,342
Cost of Sales	1,588	2,844	-	4,432
Gross Profit	1,150	2,760	-	3,910
Selling, General and Administrative Expenses	1,815	2,956	207	4,978
Income (Loss) from Operations	(665)	(196)	(207)	(1,068)
Other (Income) Expense, net	(14)	(52)	(71)	(137)
Income (Loss) before Income Taxes	$(651)	$(144)	$(136)	$(931)

Index

	Six Months Ended June 30, 2012
	(In thousands)

	Domestic	International	Unallocated	Consolidated
Net Sales	$3,981	$9,044	$-	$13,025
Cost of Sales	2,606	4,979	-	7,585
Gross Profit	1,375	4,065	-	5,440
Selling, General and Administrative Expenses	2,780	5,526	605	8,911
Income (Loss) from Operations	(1,405)	(1,461)	(605)	(3,471)
Other (Income) Expense, net	(33)	57	(101)	(77)
Income (Loss) before Income Taxes	$(1,372)	$(1,518)	$(504)	$(3,394)

	Six Months Ended June 30, 2011
	(In thousands)

	Domestic	International	Unallocated	Consolidated
Net Sales	$4,402	$10,043	$-	$14,445
Cost of Sales	2,582	4,944	-	7,526
Gross Profit	1,820	5,099	-	6,919
Selling, General and Administrative Expenses	3,423	5,158	509	9,090
Income (Loss) from Operations	(1,603)	(59)	(509)	(2,171)
Other (Income) Expense, net	(30)	2	(147)	(175)
Income (Loss) before Income Taxes	$(1,573)	$(61)	$(362)	$(1,996)

Selling, general and administrative expenses attributable to our international operations for the three and six months ended June 30, 2012 includes $26,000 and $457,000 in severance and one-time termination benefit costs, respectively, $92,000 in contract termination costs for each period, $104,000 and $185,000 in other costs, respectively, including, but not limited to, costs to close the Company’s office in Belgium, transfer its business operations to the Company’s German, French and U.S. offices, and repatriate the Company’s Vice President, International back to the United States. These costs are reported as restructuring charges in the statement of operations and are directly attributable to the initiatives the Company began taking in the first quarter of 2012 to improve efficiency and reduce costs (see Note 3). In addition, the Company recognized $34,000 in fixed asset impairment charges related to these initiatives.

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

Sales in the Company’s Italian market accounted for 17% and 22% of consolidated net sales for the three and six months ended June 30, 2012, respectively, and 25% of consolidated net sales for both the three and six months ended June 30, 2011. Sales in the Company’s French market accounted for 19% and 17% of consolidated net sales for the three and six months ended June 30, 2012, respectively, and 16% and 19% of consolidated net sales for the three and six months ended June 30, 2011, respectively. Sales in the Company’s German market accounted for 7% and 9% of consolidated net sales for the three and six months ended June 30, 2012, respectively, and 8% and 10% of consolidated net sales for the three and six months ended June 30, 2011, respectively. Sales to the Company’s independent distributor in Russia accounted for 12% and 9% of consolidated net sales for the three and six months ended June 30, 2012, respectively, and 8% and 9% of consolidated net sales for the three and six months ended June 30, 2011, respectively. No other country, other than the United States, accounted for 10% or more of the Company’s consolidated net sales for the three and six months ended June 30, 2012 and 2011.

Index

Customers of the Company consist of retail stores in the United States and certain other countries, and international wholesale distributors. The customers, individually or considered as a group under common ownership, which accounted for greater than 10% of net sales during the periods reflected, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Oxylane Group	10%	13%	9%	14%
Alegria Corp Ltd	12%	8%	9%	9%

Oxylane Group is a French sporting goods retail chain operating under the name Decathlon. Alegria Corp Ltd is the Company’s independent distributor in Russia.

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

Business Overview

We are a designer, marketer and distributor of innovative, action sports-inspired products primarily under the HEELYS brand targeted to the youth market. Our primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS-wheeled footwear allows the user to seamlessly transition from walking or running to rolling by shifting weight to the heel. Users can transform HEELYS-wheeled footwear into street footwear by removing the wheel. We believe our distinctive product offering and our HEELYS brand is synonymous with a popular lifestyle activity. For the three and six months ended June 30, 2012, approximately 87% and 91%, respectively, of our net sales were derived from the sale of HEELYS-wheeled footwear. In each of the three and six months ended June 30, 2011, approximately 99% of our net sales were derived from the sale of HEELYS-wheeled footwear. The remainder of our net sales for the three and six months ended June 30, 2012 was derived primarily from the sale of Blazer Pro and District scooters and accessories, Tony Hawk skateboards, our Nano™ inline footboard and HEELYS’ branded accessories, such as replacement wheels. We began to distribute Blazer Pro and District scooters and accessories and Tony Hawk skateboards in Europe during the third quarter of 2011.

We were initially incorporated as Heeling, Inc. in Nevada in 2000. In August 2006, we reincorporated in Delaware and changed our name to Heelys, Inc. Through our general and limited partner interests, we own 100% of Heeling Sports Limited, a Texas limited partnership, which was formed in May 2000. In February 2008, we formed Heeling Sports EMEA SPRL, a Belgian corporation and indirect wholly-owned subsidiary, with offices in Brussels, and branch offices in Germany and France, to manage our operations in Europe, the Middle East and Africa (“EMEA”). In February 2011, we formed Heeling Sports Japan, K.K., a Japanese corporation and indirect wholly-owned subsidiary, with offices in Tokyo, to manage our operations in Japan and to take over the distribution of our products in that country effective March 1, 2011. As part of an initiative to improve efficiency and reduce costs, we began taking steps in the first quarter of 2012 to close our office in Brussels, Belgium and transition our business operations conducted through that office to our French, German and U.S. offices. We completed the restructuring of our EMEA operations, including the closing of our office in Belgium and the transition of business operations to our French, German and U.S. offices, as of June 30, 2012.

Financial Overview / Significant Events — Second Quarter of 2012

Domestic net sales decreased $902,000, or 32.9%, for the three months ended June 30, 2012, when compared to the same period last year, attributable to a combination of $325,000 in sales during the first quarter of 2011 that were pushed to the second quarter of 2011 as a result of production delays, Holiday carryover inventory from 2011 with certain retailers that affected replenishment in 2012 and lower average sales price per shoe.

Index

Internationally, our net sales decreased $1.7 million, or 30.1%, for the three months ended June 30, 2012, when compared to the same period last year, the result of decreased sales of our HEELYS-wheeled footwear in France, Germany and Italy, offset by sales increases in Japan and with third-party distributors and sales of our third party scooter and skateboard lines in France and Germany.

Consolidated gross profit margin decreased to 38.5% for the three months ended June 30, 2012, from 46.9% for the three months ended June 30, 2011. The decrease in gross profit percentage from the same quarter in the prior year was primarily the result of changes in product and customer mix from the prior year, with a larger percentage of global sales coming from lower priced shoes sold at smaller product margins, certain European retail customers that are provided larger discounts and sales of certain of our slow moving and older inventory styles at discounted prices in Japan and Germany in order to reduce excess inventories.

Cash and cash equivalents and investments remained consistent at $58.2 million as of June 30, 2012, when compared to $58.4 million as of December 31, 2011.

As part of an initiative to improve efficiency and reduce costs, we began taking steps in the first quarter of 2012 to close our office in Brussels, Belgium and transition our business operations conducted through that office to our French, German and U.S. offices. As part of this initiative, the Company eliminated its workforce in Belgium effective as of June 30, 2012. These workforce reductions primarily came from the elimination of certain finance, supply chain and customer service functions. The work performed by these people was absorbed by our employees in France, Germany and the United States. We hired limited personnel to assist with accounting and logistical support in those offices. Financial management and reporting for our Belgian subsidiary was transitioned to our headquarters in the United States. The total cumulative pre-tax costs to take this action are estimated to be between $0.8 million to $0.9 million. Approximately 85% of these costs will relate to cash outlays related to employee separation expenses, contract termination costs and professional fees. The Company does not anticipate that the actions taken thus far with respect to the initiative will result in pre-tax savings in 2012, but estimates pre-tax annual savings of approximately $1.5 million in future years.

Results of Operations

Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
Net Sales (in thousands)

HEELYS-Wheeled Footwear
Domestic	$1,776	$2,741	$3,948	$4,405
International	3,249	5,514	7,956	9,901
	5,025	8,255	11,904	14,306

Other
Domestic	32	5	35	17
International	693	108	1,130	173
	725	113	1,165	190

Freight, Sales Discounts/Allowances
Domestic	28	(8)	(2)	(20)
International	(24)	(18)	(42)	(31)
	4	(26)	(44)	(51)

Consolidated	$5,754	$8,342	$13,025	$14,445

Net Sales (as % of Consolidated Net Sales)
Domestic	31.9%	32.8%	30.6%	30.5%
International	68.1%	67.2%	69.4%	69.5%
	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
Pairs Sold (HEELYS-wheeled footwear)
Domestic	74,000	104,000	156,000	167,000
International	101,000	146,000	242,000	260,000
Consolidated	175,000	250,000	398,000	427,000

Index

Domestically, our net sales decreased $902,000, or 32.9%, and $421,000, or 9.6%, to $1.8 million and $4.0 million for the three and six months ended June 30, 2012, respectively, from $2.7 million and $4.4 million for the three and six months ended June 30, 2011, respectively, primarily as a result of a decrease in the number of pairs of HEELYS-wheeled footwear sold, combined with a decrease in the average price per pair sold, during the three months ended June 30, 2012, when compared to the same period in the prior year. Sales during the three months and six months ended June 30, 2011 included approximately $325,000 in customer orders placed during the first quarter of 2011 that we were unable to fulfill until the second quarter of 2011 as a result of short-term delays from one of our sourced third-party manufacturers. The decrease in average price per pair sold is primarily the result of change in product mix with a larger percentage of sales coming from our lower-priced, basic skate shoe styles that typically sell for a lower wholesale price than some of our more current styles.

Internationally, our net sales decreased $1.7 million, or 30.1%, and $1.0 million, or 10.0%, to $3.9 million and $9.0 million for the three and six months ended June 30, 2012, respectively, from $5.6 million and $10.0 million for the three and six months ended June 30, 2011, respectively. Sales to independent distributors in our non-EMEA markets increased $69,000 and $312,000, from $108,000 and $180,000 during the three and six months ended June 30, 2011, respectively, to $177,000 and $492,000 during the three and six months ended June 30, 2012, respectively, primarily due to sales to our distributors in Australia and New Zealand. Sales to independent distributors in our EMEA markets decreased approximately $247,000 and $127,000, to approximately $696,000 and $1.5 million during the three and six months ended June 30, 2012, respectively, from approximately $943,000 and $1.7 million during the three and six months ended June 30, 2011, respectively, primarily due to a decrease in sales with certain of our distributors, particularly in our Middle Eastern markets. Sales in our French market decreased approximately $259,000 and $457,000, to approximately $1.1 million and $2.3 million during the three and six months ended June 30, 2012, respectively, from approximately $1.4 million and $2.7 million during the three months and six months ended June 30, 2011, respectively. Sales in our German market decreased approximately $310,000 and $300,000, to approximately $374,000 and $1.1 million during the three and six months ended June 30, 2012, respectively, from approximately $684,000 and $1.4 million during the three and six months ended June 30, 2011, respectively. Sales of HEELYS-wheeled footwear decreased approximately $1.2 million and $1.8 million in France and Germany, to approximately $870,000 and $2.3 million during the three and six months ended June 30, 2012, respectively, from approximately $2.1 million and $4.1 million during the three and six months ended June 30, 2011, respectively. These decreases were offset by sales in France and Germany of Blazer Pro and District scooters and accessories and Tony Hawk skateboards, which accounted for approximately $615,000 and $1.0 million of sales during the three and six months ended June 30, 2012. We believe retailers in our French and German markets are being cautious when placing orders of HEELYS-wheeled footwear to minimize their inventory levels and inventory related risks resulting from a decrease in consumer demand, which we believe is due to market competition from other wheeled products such as coaster boards. Sales in our Italian market decreased approximately $1.1 million and $820,000, to approximately $975,000 and $2.8 million during the three and six months ended June 30, 2012, respectively, from approximately $2.1 million and $3.6 million during the three and six months ended June 30, 2011, respectively. Net sales in our Japanese market increased $133,000 and $324,000, from $382,000 during the three and six months ended June 30, 2011, to $515,000 and $706,000 during the three and six months ended June 30, 2012, respectively. We took over direct distribution in the Japanese market effective March 1, 2011. During the three months ended March 31, 2011, we did not sell any product to either our former distributor in Japan or direct to retailers. We believe the March 2011 earthquake and related tsunami, nuclear and other disasters in the region impacted consumer buying behavior with reduced discretionary spending and purchases of non-essential items during the first and second quarters of 2011.

Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
Gross Profit (in thousands)
Domestic	$606	$1,150	$1,375	$1,820
International	1,610	2,760	4,065	5,099
Consolidated	$2,216	$3,910	$5,440	$6,919
Gross Profit (%)
Domestic	33.0%	42.0%	34.5%	41.3%
International	41.1%	49.3%	44.9%	50.8%
Consolidated	38.5%	46.9%	41.8%	47.9%

Gross profit margin on domestic sales decreased to 33.0% and 34.5% for the three and six months ended June 30, 2012, respectively, from 42.0% and 41.3% for the three and six months ended June 30, 2011, respectively. The decrease in gross profit margin is primarily the result of a larger percentage of lower margin products sold during the three and six months ended June 30, 2012 when compared to the same periods in the prior year.

Internationally, gross profit margin decreased to 41.1% and 44.9% for the three and six months ended June 30, 2012, respectively, from 49.3% and 50.8% for the three and six months ended June 30, 2011. The decrease in gross profit margin is primarily the result of lower average sales prices in our French market due to product mix, lower average sales prices in our Italian market resulting from changes in customer mix, with greater sales to larger customers who benefit from discount programs, and lower average sales prices in our German and Japanese markets resulting from the sale of certain of our slow moving and older inventory styles at discounted prices in order to reduce our excess inventories.

Index

 Selling and Marketing Expense

	Three Months Ended June 30,		Six Months Ended June 30,
			\
	2012	2011	2012	2011
Selling & Marketing (in thousands)
Domestic	$316	$483	$820	$980
International	1,050	1,572	2,146	2,582
Consolidated	$1,366	$2,055	$2,966	$3,562

Domestically, selling and marketing expense, excluding commissions and payroll and payroll related expenses, decreased $84,000 and $97,000, to $46,000 and $223,000 for the three and six months ended June 30, 2012, respectively, from $130,000 and $320,000 for the three and six months ended June 30, 2011, respectively. Consumer marketing and advertising and related costs increased $104,000 and $12,000, from $107,000 and $214,000 for the three and six months ended June 30, 2011, respectively, to $211,000 and $226,000 for the three and six months ended June 30, 2012, respectively. These increases were offset by credits in the amount of $236,000 and $82,000 received during the second quarter of 2012 and 2011, respectively, for unaired purchased television commercial spots.

Internationally, selling and marketing expense, excluding commissions and payroll and payroll related expenses, decreased $263,000 and $248,000, to $475,000 and $801,000 for the three and six months ended June 30, 2012, respectively, from $738,000 and $1.0 million for the three and six months ended June 30, 2011, respectively. Selling and marketing expense, excluding commissions and payroll and payroll related expenses, attributable to our Japanese operations increased $101,000 and $173,000, from $66,000 and $86,000 for the three and six months ended June 30, 2011, respectively, to $167,000 and $259,000 for the three and six months ended June 30, 2012, respectively. These increases are primarily attributable to point-of-sale and consumer advertising related costs to support sales of product during Japan’s “Golden Week” holiday period which increased $52,000 and $68,000, from $60,000 for the three and six months ended June 30, 2011, to $112,000 and $128,000 for the three and six months ended June 30, 2012, respectively. The increase in selling and marketing expense, excluding commissions and payroll related expenses, attributable to our Japanese operations was offset by a decrease in selling and marketing expense, excluding commissions and payroll and payroll related expenses, attributable to our EMEA operations, which decreased $364,000 and $409,000, to $307,000 and $535,000 for the three and six months ended June 30, 2012, respectively, from $671,000 and $944,000 for the three and six months ended June 30, 2011, respectively, primarily as a result of a decrease in consumer advertising. Consumer advertising, and related costs, attributable to our EMEA operations decreased $312,000 and $392,000, to $224,000 and $319,000 for the three and six months ended June 30, 2012, respectively, from $536,000 and $711,000 for the three and six months ended June 30, 2011, respectively. During the three months ended June 30, 2012, we incurred approximately $47,000 and $113,000 in advertising, and related costs, in our French and Italian markets, respectively, for our HEELYS-wheeled footwear. The decrease in consumer advertising, and related costs, for the three months ended June 30, 2012, when compared to the same period in the prior year, was primarily the result of increased costs recognized during the three months ended June 30, 2011 due to timing of the holidays which resulted in holiday marketing campaigns shifting from March to April during 2011 due to the later Easter holiday (April 24, 2011) and the school holiday periods immediately following Easter. The decrease in consumer advertising, and related costs, for the six months ended June 30, 2012, when compared to the same period in the prior year was primarily due to a decrease in television commercial advertising related expenses for our HEELYS wheeled-footwear resulting from management’s decision to reduce consumer advertising in our German and French markets as a result of decreased consumer demand. These decreases were offset by $30,000 in event marketing related costs incurred during the three months ended March 31, 2012 primarily attributable to marketing of the Blazer Pro and District scooters and accessories and Tony Hawk skateboards, which we began distributing in Europe during the third quarter of 2011.

Domestically, commissions paid to our independent sales representatives decreased $54,000 and $29,000, to $65,000 and $158,000 for the three and six months ended June 30, 2012, respectively, from $119,000 and $187,000 for the three and six months ended June 30, 2011. Internationally, commissions paid to our independent sales representatives decreased $232,000 and $220,000, to $224,000 and $633,000 for the three and six months ended June 30, 2012, respectively, from $456,000 and $853,000 for the three and six months ended June 30, 2011, respectively. Commission expense is impacted by increases and decreases in sales as well as changes in product and customer mix due to differing commission rates paid on those sales.

Payroll and payroll related costs attributable to our domestic operations decreased $29,000 and $34,000, to $205,000 and $439,000 for the three and six months ended June 30, 2012, respectively, from $234,000 and $473,000 for the three and six months ended June 30, 2011, respectively, primarily due to decreases in accrued incentive compensation offset by an increase in recognized stock based compensation costs attributable to restricted stock units awarded in 2012. Payroll and payroll related costs attributable to our international operations decreased $28,000 to $350,000 for the three months ended June 30, 2012, from $378,000 for the three months ended June 30, 2011, primarily as a result of changes in headcount. Payroll and payroll related costs attributable to our international operations increased $32,000 from $680,000 for the six months ended June 30, 2011, to $712,000 for the six months ended June 30, 2012, primarily as a result of the opening of our Japanese subsidiary during the latter part of the first quarter of 2011, offset by changes in headcount.

Index

General and Administrative Expense

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
General & Administrative (in thousands)
Domestic	$911	$1,332	$1,960	$2,443
International	1,480	1,384	3,380	2,576
Unallocated	172	207	605	509
Consolidated	$2,563	$2,923	$5,945	$5,528

Consolidated general and administrative expenses, excluding unallocated costs, decreased $325,000 to $2.4 million for the three months ended June 30, 2012, from $2.7 million for the three months ended June 30, 2011, and increased $321,000 from $5.0 million for the six months ended June 30, 2011, to $5.3 million for the six months ended June 30, 2012.

General and administrative expense for the three and six months ended June 30, 2012 attributable to our international operations includes $222,000 and $768,000, respectively, in costs incurred in connection with the restructuring of our international operations which we initiated during the first quarter of 2012. These restructuring costs include $457,000 in severance and one-time termination benefit costs ($431,000 of which we recognized during the first quarter of 2012), $92,000 in contract termination costs for each period, $185,000 in other costs ($81,000 of which we recognized during the first quarter of 2012), including, but not limited to, costs to close our office in Belgium, transfer business operations to our French, German and U.S. offices, and repatriate our Vice President, International back to the United States, and $34,000 in fixed asset impairment charges recognized during the first quarter of 2012. These costs are reported as restructuring charges in the statement of operations and are directly attributable to the initiatives we began taking in the first quarter of 2012 to improve efficiency and reduce costs. See Note 3 to our condensed consolidated financial statements for further discussion regarding these initiatives.

Consolidated shipping and handling costs decreased $149,000 to $584,000 for the three months ended June 30, 2012, from $733,000 for the three ended June 30, 2011, and remained consistent at approximately $1.3 million for the six months ended June 30, 2012 and 2011. Shipping and handling costs attributable to our domestic operations decreased $31,000 and $18,000, to $140,000 and $286,000 for the three and six months ended June 30, 2012, from $171,000 and $304,000 for the three and six months ended June 30, 2011, primarily due to a decrease in sales during the three months ended June 30, 2012. Shipping and handling costs attributable to our EMEA operations decreased $105,000 and $29,000, to $377,000 and $833,000 for the three and six months ended June 30, 2012, respectively, from $482,000 and $862,000 for the three and six months ended June 30, 2011, as a result of decreased sales. Shipping and handling costs attributable to our Japanese operations decreased $13,000 to $67,000 for the three months ended June 30, 2012, from $80,000 for the three months ended June 30, 2011, and increased $33,000 from $88,000 for the six months ended June 30, 2011, to $121,000 for the six months ended June 30, 2012. The decrease in shipping and handling costs attributable to our Japanese operations for the three months ended June 30, 2012, when compared to the same period in the prior year, is attributable to costs incurred during the three months ended June 30, 2011 related to the opening of our Japan operations (and third-party warehouse) and were not the result of shipment of goods. The increase in shipping and handling costs attributable to our Japanese operations for the six months ended June 30, 2012, when compared to the same period in the prior year, is a result of increased sales.

Legal and other fees related to our intellectual property and associated enforcement efforts decreased $55,000 and $80,000, to $69,000 and $200,000 for the three and six months ended June 30, 2012, respectively, from $124,000 and $280,000 for the three and six months ended June 30, 2011, respectively, primarily as a result of cost containment efforts by management.

Consolidated payroll and payroll related costs, excluding those employees whose payroll and related costs are included in shipping and handling costs, decreased $66,000 and $53,000, to $857,000 and $1.7 million for the three and six months ended June 30, 2012, respectively, from $923,000 and $1.8 million for the three and six months ended June 30, 2011. Payroll and payroll related costs attributed to our domestic employees decreased $104,000 and $96,000, to $518,000 and $1.1 million for the three and six months ended June 30, 2012, respectively, from $622,000 and $1.2 million for the three and six months ended June 30, 2011, respectively, primarily due to decreases in accrued incentive compensation, offset by an increase in stock based compensation costs attributable to restricted stock units awarded in 2012. Payroll and payroll related costs attributed to our international operations increased $38,000 and $43,000, from $301,000 and $587,000 for the three and six months ended June 30, 2011, respectively, to $339,000 and $630,000 for the three and six months ended June 30, 2012, respectively, primarily due to an increase in headcount primarily as a result of the opening of our office in Japan during the latter part of the first quarter of 2011, offset by a decrease in incentive compensation and recognized stock based compensation costs.

Unallocated costs are those costs that are directly attributable to operating as a public company, as well as professional fees incurred at the consolidated level, including fees for tax, accounting and other consulting and professional services.

Index

 Other (Income) Expense, net

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
Other (Income) Expense (in thousands)
Interest (income) expense, net	$(57)	$(72)	$(118)	$(162)
Other (income) expense, net	19	(6)	5	(9)
Exchange (gain) loss, net	47	(59)	36	(4)
Consolidated	$9	$(137)	$(77)	$(175)

The decrease in interest income (expense), net is primarily the result of a decrease in interest income. Other income is the result of settlements of patent and trademark litigation. Litigation settlement payments related to intellectual property legal matters (whether received by the Company or paid by the Company) are reported as other income (expense). Legal fees related to intellectual property matters and associated enforcement are included in general and administrative expenses. Gains/losses resulting from foreign currency transactions are mainly attributable to intercompany loans due to our U.S. entity from our Belgian and Japanese entities which must be repaid in U.S. dollar.

Income Taxes

We recognized an income tax benefit of $70,000 and $161,000 for the three and six months ended June 30, 2012, respectively, representing effective income tax rates of 4.1% and 4.7%, respectively, compared to income tax expense of $42,000 and $160,000 for the three and six months ended June 30, 2011, respectively, representing effective income tax rates of (4.5)% and (8.0)%. Our effective rate differs from the statutory federal rate of 35% primarily due to domestic operating losses and operating losses in our Japanese operations for which no tax benefits have been recognized and foreign taxes at rates other than 35%, as well as for certain other items, such as state and local taxes and non-deductible expenses. While we did not record the benefit of losses from our domestic and Japanese operations for the three or six months ended June 30, 2012, profits and losses in our European operations resulted in an income tax benefit of approximately $49,000 for the six months ended June 30, 2012. Additionally, the Company recorded a net tax benefit of approximately $112,000 related to discrete items, consisting of approximately $129,000 of tax benefit related to certain tax losses arising from the Company’s restructuring; offset by approximately $17,000 in additional tax expense related to prior year items. We operate in multiple jurisdictions and our business is impacted by seasonality which causes variability in the consolidated effective tax rate during the year. We continually review our assertion regarding the valuation allowance, which includes an analysis of multiple factors, including projections, reversal of deferred tax liabilities and tax planning strategies.

Liquidity and Capital Resources

Our primary cash need is for working capital, which we generally fund with cash flows from operating activities, and may be impacted by fluctuations in demand for our products, investments in our infrastructure and expenditures on marketing and advertising. At June 30, 2012, we had a total of $19.0 million in cash and cash equivalents and $39.2 million in investments. Our investments will mature during the next 12 months and include investments in various debt securities. See Note 6 to our condensed consolidated financial statements for a discussion of our investments.

Cash provided by operating activities for the six months ended June 30, 2012 was $202,000, compared to cash used in operating activities of $5.5 million for the same period last year. Cash flows from operating activities are comprised of net loss recognized for the period adjusted for non-cash items and changes in operating assets and liabilities.

The decrease in accounts receivable is primarily due to a decrease in sales and timing. The decrease in inventories is primarily the result of sales during the quarter offset by managed inventory purchases to maintain appropriate inventory levels. The net decreases in accounts payable and accrued liabilities are primarily due to payments during the period for inventory purchase related liabilities outstanding as of December 31, 2011.

 As part of an initiative to improve efficiency and reduce costs, we began taking steps in the first quarter of 2012 to close our office in Brussels, Belgium and transition the business operations conducted through that office to our French, German and U.S. offices. In connection with these initiatives, we recognized $457,000 in severance and one-time termination benefit costs, $92,000 in contract termination costs, $185,000 in other costs related to the restructuring, including, but not limited to, costs to close our office in Belgium, transfer business operations to our German, French and U.S. offices, and repatriate our Vice President, International back to the United States, and $34,000 in fixed asset impairment charges. These costs are reported as restructuring charges in the statement of operations. As of June 30, 2012, $314,000 in severance and one-time termination benefits and $102,000 of other costs related to the restructuring have been paid; $143,000 in severance and one-time termination benefits, $92,000 in contract termination costs and $83,000 of other costs related to the restructuring are included in accrued liabilities. The outstanding severance and one-time termination benefits liability will be paid in monthly installments through March 31, 2013, and approximately $47,000 of the outstanding contract termination costs are attributable to the termination of our operating lease for office space in Brussels, Belgium under which the Company must continue to make monthly payments through April 30, 2014. The balance of the outstanding contract termination costs and other costs related to the restructuring are expected to be paid during the third quarter of 2012. This initiative was substantially completed on June 30, 2012, although we expect to incur some additional costs in 2012 with the total cumulative pre-tax costs estimated to be between $0.8 million to $0.9 million.

Index

Net cash used in operating activities for the six months ended June 30, 2011, was primarily attributable to an increase in accounts receivable due to timing of sales and the collection of outstanding receivables and an increase in inventory primarily as the result of inventory purchased from our former distributor in Japan.

Our cash flows from changes in operating assets and liabilities are subject to seasonality.

As of June 30, 2012, we had open purchase commitments of $2.8 million for the purchase of inventory. These commitments are expected to be settled during the third quarter of 2012 ($1.6 million) and the fourth quarter of 2012 ($1.2 million).

Net cash provided by (used in) investing activities for the three and six months ended June 30, 2012 and 2011 is primarily the result of investment activity of our excess cash.

Cash used in financing activities for the six months ended June 30, 2012, as well as for the six months ended June 30, 2011, was for payments of previously acquired goodwill and intangibles associated with the termination of agreements with our former independent distributors in the German and French markets in 2008. As of June 30, 2012, we have outstanding liabilities of $183,000 due to our former independent distributor in the German market, $85,000 of which are recorded as current liabilities and are expected to be settled during the next 12 months. All liabilities due to our former independent distributor in the French market have been settled.

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

In connection with the Company’s initiative to improve efficiency and reduce costs, in June 2012, Heeling Sports EMEA gave notice that it would be terminating its operating lease for office space in Brussels, Belgium, effective April 30, 2014, which is the end of current lease term. This lease was entered into effective May 1, 2008 for a nine year term with the option to terminate the lease at the end of each three year period. Heeling Sports EMEA did not terminate this lease at the end of the first three year period. The Company will make monthly payments under the lease through April 30, 2014. The aggregate amount of monthly payments to be made under the lease is approximately $47,000, and the Company has recorded this amount as a contract termination cost as part of the Company’s restructuring of its international operations.

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

Vulnerability Due to Customer Concentration / Geographical Concentration

Oxylane Group accounted for 10% and 9% of our net sales for the three and six months ended June 30, 2012, respectively, and 13% and 14% for the three and six months ended June 30, 2011, respectively. Oxylane Group is a French sporting goods retail chain operating under the name Decathlon. Sales to Alegria Corp Ltd, our independent distributor in Russia, accounted for 12% and 9% of our net sales for the three and six months ended June 30, 2012, respectively, and 8% and 9% for the three and six months ended June 30, 2011, respectively. No other retail customer or independent distributor accounted for 10% or more of our net sales for the three or six months ended June 30, 2012 and 2011.

Sales in the Company’s Italian market accounted for 17% and 22% of consolidated net sales for the three and six months ended June 30, 2012, respectively, and 25% of consolidated net sales for both the three and six months ended June 30, 2011. Sales in the Company’s French market accounted for 19% and 17% of consolidated net sales for the three and six months ended June 30, 2012, respectively, and 16% and 19% of consolidated net sales for the three and six months ended June 30, 2011, respectively. Sales in the Company’s German market accounted for 7% and 9% of consolidated net sales for the three and six months ended June 30, 2012, respectively, and 8% and 10% of consolidated net sales for the three and six months ended June 30, 2011, respectively. Sales to the Company’s independent distributor in Russia accounted for 12% and 9% of consolidated net sales for the three and six months ended June 30, 2012, respectively, and 8% and 9% of consolidated net sales for the three and six months ended June 30, 2011, respectively. No other country, other than the United States, accounted for 10% or more of the Company’s consolidated net sales for the three and six months ended June 30, 2012 and 2011.

Index

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

Evaluation of Disclosure Controls and Procedures. Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934) as of June 30, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2012 were effective.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HEELYS, INC.

Date: August 9, 2012	By:	/s/ Thomas C. Hansen
Thomas C. Hansen
Chief Executive Officer (Principal Executive Officer)

HEELYS, INC.

Date: August 9, 2012	By:	/s/ Craig D. Storey
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