Form 10-Q
period 2012-09-30
Heelys, Inc.
filed 2012-11-14
CIK 1373980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     ☐      No     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of common stock	Outstanding as of November 9, 2012
Par value $0.001 per share	27,571,052

Index

 As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” the “Company” and “Heelys” refer to Heelys, Inc., a Delaware corporation, and its direct and indirect subsidiaries.

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

 HEELYS, INC.
  CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,227	$17,925
Investments	29,533	40,469
Accounts receivable, net of allowances of $394 and $391, respectively	4,479	7,077
Inventories	8,054	8,836
Prepaid expenses and other current assets	652	1,193
Prepaid income taxes and income taxes receivable	275	133
Deferred income taxes	15	14

Total current assets	71,235	75,647

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,092 and $1,933, respectively	376	570
PATENTS AND TRADEMARKS, net of accumulated amortization of $1,551 and $1,456, respectively	358	320
INTANGIBLE ASSETS, net of accumulated amortization of $1,303 and $1,091, respectively	159	380
GOODWILL	-	1,532
DEFERRED INCOME TAXES	904	364

TOTAL ASSETS	$73,032	$78,813

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,362	$2,277
Accrued liabilities	3,597	2,974
Deferred income taxes	104	104

Total current liabilities	5,063	5,355
		`
LONG TERM LIABILITIES:
Income taxes payable	680	660
Deferred income taxes	-	40
Other long term liabilities	217	247

TOTAL LIABILITIES	5,960	6,302

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:

Common stock, $0.001 par value, 75,000,000 shares authorized; 27,571,052 shares issued and outstanding as of September 30, 2012 and December 31, 2011	28	28
Additional paid-in capital	66,374	66,126
Retained earnings	1,311	6,941
Accumulated other comprehensive loss	(641)	(584)

Total stockholders' equity	67,072	72,511

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$73,032	$78,813

See notes to condensed consolidated financial statements.

Index

HEELYS, INC.
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

NET SALES	$6,656	$6,624	$19,681	$21,069
COST OF SALES	4,508	4,186	12,093	11,712

GROSS PROFIT	2,148	2,438	7,588	9,357

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling and marketing	1,530	1,826	4,496	5,388
General and administrative	2,014	2,557	7,191	8,085
Impairment of goodwill	1,521	-	1,521	-
Restructuring charges	16	-	784	-

Total selling, general and administrative expenses	5,081	4,383	13,992	13,473

LOSS FROM OPERATIONS	(2,933)	(1,945)	(6,404)	(4,116)

OTHER (INCOME) EXPENSE
Interest (income) expense, net	(54)	(55)	(172)	(217)
Other (income) expense, net	-	(396)	5	(405)
Exchange (gain) loss, net	(57)	(115)	(21)	(119)

Total other (income) expense, net	(111)	(566)	(188)	(741)

LOSS BEFORE INCOME TAXES	(2,822)	(1,379)	(6,216)	(3,375)
INCOME TAX (BENEFIT) EXPENSE	(425)	85	(586)	245

NET LOSS	$(2,397)	$(1,464)	$(5,630)	$(3,620)

LOSS PER SHARE:
Basic and diluted	$(0.09)	$(0.05)	$(0.20)	$(0.13)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	27,571	27,571	27,571	27,571

See notes to condensed consolidated financial statements.

Index

HEELYS, INC.
  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

NET LOSS	$(2,397)	$(1,464)	$(5,630)	$(3,620)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	152	(290)	(57)	236
Total other comprehensive income (loss)	152	(290)	(57)	236

COMPREHENSIVE LOSS	$(2,245)	$(1,754)	$(5,687)	$(3,384)

See notes to condensed consolidated financial statements.

Index

HEELYS, INC.
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,

	2012	2011
OPERATING ACTIVITIES:
Net Loss	$(5,630)	$(3,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	506	575
Accretion (amortization) of discount (premium) on investments, net	461	482
Accrued interest income	14	(174)
Deferred income taxes	(585)	(11)
Stock-based compensation	248	296
Unrealized exchange (gain) loss foreign currency transactions, net	(697)	(104)
Impairment of property and equipment	34	-
Inventory impairment charges and reserve adjustments	342	69
Impairment of goodwill	1,521	-
Changes in operating assets and liabilities:
Accounts receivable	2,562	(531)
Inventories	461	(2,751)
Prepaid expenses and other current assets	615	(42)
Accounts payable	(743)	687
Accrued liabilities	377	1,431
Income taxes payable/receivable	(122)	(585)

Net cash used in operating activities	(636)	(4,278)

INVESTING ACTIVITIES:
Purchases of investments	(23,159)	(40,686)
Proceeds from maturities of investments	33,635	33,045
Purchases of equipment	(31)	(105)
Increase in patents and trademarks	(133)	(59)

Net cash provided by (used in) investing activities	10,312	(7,805)

FINANCING ACTIVITIES:
Payment for previously acquired goodwill and intangible assets	(26)	(143)

Net cash used in financing activities	(26)	(143)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	652	55

NET DECREASE IN CASH AND CASH EQUIVALENTS	10,302	(12,171)

CASH AND CASH EQUIVALENTS, beginning of period	17,925	35,320

CASH AND CASH EQUIVALENTS, end of period	$28,227	$23,149

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

In October 2012, the Company entered into an Asset Purchase Agreement, pursuant to which the Company agreed to sell substantially all of the assets of the Company, and our board of directors (the “Board”) approved a Plan of Dissolution. For additional information regarding these matters, see the “SUBSEQUENT EVENT” discussion in Note 14 below.

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to make the presentation of items within other comprehensive income (“OCI”) more prominent. The new standard requires companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements, and companies are no longer allowed to present items of OCI in the statement of stockholders’ equity. This new standard was effective for the Company beginning January 1, 2012, with early adoption permitted. The Company adopted this standard effective January 1, 2012. Refer to the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2012 and 2011 for the required interim period disclosures.

3.	RESTRUCTURING

The Company began taking steps in the first quarter of 2012 to close its office in Brussels, Belgium and transition the business operations conducted through that office to its French, German and U.S. offices. As part of this initiative, the Company eliminated its workforce in Belgium effective as of June 30, 2012. These workforce reductions primarily came from the elimination of certain finance, supply chain and customer service functions. The work performed by these persons was absorbed by the Company’s employees in France, Germany and the United States. The Company hired limited personnel to assist with accounting and logistical support in those offices. Financial management and reporting for the Company’s Belgian subsidiary was transitioned to the Company’s headquarters in the United States.

Index

Restructuring charges and related liability balances are as follows:

	December 31,				September 30,
	2011	Charges		Payments	2012
Severance and one-time termination benefit costs	$-	$445,000	(1)	$(351,000)	$94,000
Contract termination costs	-	96,000	(2)	(44,000)	52,000
Other costs	-	209,000	(3)	(183,000)	26,000
Total	$-	$750,000		$(578,000)	$172,000	(4)

(1)
During the three months ended September 30, 2012, the Company recorded a reduction in severance related costs of approximately $12,000 to reduce tax related costs. Liability outstanding as of September 30, 2012 is expected to be paid monthly in approximately equal amounts through March 31, 2013.

(2)
The Company recognized $92,000 in contract termination costs upon notification which occurred during the three months ended June 30, 2012. The Company recognized an additional $4,000 in contract termination costs during the three months ended September 30, 2012. Liability outstanding as of September 30, 2012 includes approximately $37,000 in contract termination costs attributable to the Company's operating lease for office space in Brussels, Belgium and is expected to be paid through monthly installments through April 30, 2014. The balance of the outstanding contract termination liabilities are expected to be paid during the fourth quarter of 2012.

(3)
The Company recognized $24,000 of these costs during the three months ended September 30, 2012. Other costs are those costs, including, but not limited to, costs to close the Company’s office in Belgium, transfer business operations to the Company's German, French and U.S. offices, and repatriate the Company's Vice President, International back to the United States. Liabilities outstanding as of September 30, 2012 are expected to be paid during the fourth quarter of 2012.

(4)	Outstanding liabilities in the amount of $159,000 are included in accrued liabilities and outstanding liabilities in the amount of $13,000 are included in accounts payable.

In addition, the Company recognized $34,000 in fixed asset impairment charges during the three months ended March 31, 2012 related to these initiatives.

The Company’s restructuring initiatives were substantially completed as of June 30, 2012.

4.	LOSS PER SHARE

Basic loss per share of common stock is calculated by dividing net loss available to common stockholders for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share reflects the effects of potentially dilutive securities that could share in the loss of the Company. A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator— net loss available to common stockholders	$(2,397)	$(1,464)	$(5,630)	$(3,620)
Denominator:
Weighted average common stock outstanding for basic loss per share	27,571	27,571	27,571	27,571
Effect of dilutive securities:
Stock options	–	–	–	–
Restricted stock units	–	–	–	–
Adjusted weighted average common stock and assumed conversions for diluted loss per share	27,571	27,571	27,571	27,571

Stock options to purchase approximately 1.5 million shares of common stock were excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2012 and 2011, because the effect of their inclusion would have been anti-dilutive. Restricted stock units convertible into approximately 677,000 and 667,000 shares of common stock were excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2012, respectively, and restricted stock units convertible into approximately 780,000 and 599,000 shares of common stock were excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2011, respectively, because the effect of their inclusion would have been anti-dilutive.

Index

5.	CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with original maturity dates of three months or less when purchased. Cash equivalents at September 30, 2012 and December 31, 2011 consist of an investment in the Fidelity Money Market Fund of $13.2 million and $4.9 million, respectively. Investments in the Fidelity Money Market Fund are valued using observable inputs.

6.	INVESTMENTS

The Company has an investment policy, the purpose of which is to establish sound investment guidelines for the ongoing management of the Company’s excess cash and investments. The policy provides guidelines on, among other things, investment term limitations, permitted investments, credit quality, single issuer concentration and corporate debt sector concentrations. In all categories of investments, emphasis is placed on securities of high quality subject to the following quality limitations at the time of investment:

•	U.S. Treasury and other U.S. Federal Agencies, debentures or mortgages;
•	$1 net asset value money market mutual funds governed by SEC Rule 2a-7;
•	Commercial Paper (minimum A-1/P-1/F-10); Corporate Notes (minimum A or better); and
•	Municipal Debt (short-term: minimum A-1/P-1 or equivalent; long term: A or better).

 Investments consist of the following:

	As of September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Aggregate Fair Value(2)	Maturities
	(In thousands, except table notes)
Current held-to-maturity securities
Commercial paper	18,967	5	(2)	18,970	Oct-2012 thru Mar-2013
Corporate bonds	4,046	3	-	4,049	Jan-2013
Municipal bonds	6,520	-	-	6,520	Oct-2012 thru Jan-2013
Total current held-to-maturity securities	$29,533	$8	$(2)	$29,539

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Aggregate Fair Value(2)	Maturities
	(In thousands, except table notes)
Current held-to-maturity securities
Certificate of deposit	$500	$-	$-	$500	Feb-2012
Commercial paper	11,472	-	(8)	11,464	Jan-2012 thru Oct-2012
Corporate bonds	9,436	-	(30)	9,406	Jun-2012 thru Sep-2012
Municipal bonds	19,061	-	(41)	19,020	Mar-2012 thru Oct-2012
Total current held-to-maturity securities	$40,469	$-	$(79)	$40,390

(1)
No investments outstanding as of September 30, 2012 or December 31, 2011 had continuous unrealized loss positions longer than 12 months. All investments that matured during the nine months ended September 30, 2012 matured at their full face amounts.

(2)
Aggregate fair values for commercial paper and bonds were determined using a third-party pricing service. This third-party pricing service uses the market approach to value these investments (Level 2 fair value hierarchy).

Index

All investments as of September 30, 2012 and as of December 31, 2011 are classified as held-to-maturity since the Company has the intent and ability to hold these investments to maturity. Investments in debt securities (commercial paper, municipal bonds and corporate bonds) are reported at cost, adjusted for premiums and discounts that are recognized in interest income, using a method that approximates the effective interest method, over the period to maturity. The Company considers as current assets those investments which will mature in the next 12 months. The remaining investments are considered non-current.

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

8.	IMPAIRMENT GOODWILL

Effective March 31, 2008 and April 30, 2008, respectively, the Company entered into agreements with its former distributor in Germany and Austria (German market) and its former distributor in France, Monaco and Andorra (French market) whereby the Company terminated their rights to distribute HEELYS-wheeled footwear in their specified markets allowing the Company, through its Belgian subsidiary, to market its products directly in such countries. In connection with the termination of these distributor agreements the Company recorded goodwill. Goodwill is not amortized but is instead measured for impairment at least annually, or when events, including when a portion of goodwill has been allocated to a business to be disposed of, indicate that impairment might exist. On October 22, 2012, the Company entered into an agreement to, among other things, sell substantially all of its assets (see Note 14). Management assessed various qualitative factors, including the aggregate purchase price, the carrying value of the reporting units (domestic and international), the origin of the recorded goodwill and the anticipated allocation of the purchase price, and determined that it was more likely than not that the fair value of the reporting unit at which the goodwill was recorded was less than its carrying amount. As a result, the Company recorded an impairment charge related to goodwill which is reported as a separate line item in the consolidated statement of operations for amounts necessary to reduce the carrying value of the asset to fair value.

9.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
Professional fees	$109	$77
Payments due - termination of distributorship agreements	92	67
Accrued taxes payable	232	124
Customer credits and prepayments	203	199
Payroll and payroll related costs	430	488
Inventory and related costs	1,747	1,257
Commissions	333	295
Restructuring	159	-
Other	292	467
Total accrued liabilities	$3,597	$2,974

Customer credits include amounts due to customers in excess of amounts owed to the Company, including estimated credits due to customers for estimated returns and co-op advertising and marketing allowances. Restructuring related accrued liabilities include $94,000 in severance and one-time termination benefits, $52,000 in contract termination costs and $13,000 of other costs attributable to the initiatives the Company began taking in the first quarter of 2012 (see Note 3).

Index

10.	COMMITMENTS AND CONTINGENCIES

Purchase Commitments — The Company had open purchase commitments of $1.0 million at September 30, 2012 for the purchase of inventory.

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

11.	INCOME TAXES

 The Company recognized an income tax benefit of $586,000 for the nine months ended September 30, 2012, representing an effective income tax rate of 9.4%, compared to income tax expense of $245,000 for the nine months ended September 30, 2011, representing an effective income tax rate of (7.3)%. The effective rate for the nine months ended September 30, 2012 differs from the statutory federal rate of 35% primarily due to domestic operating losses and operating losses in the Company’s Japanese operations for which no tax benefits have been recognized and foreign taxes at rates other than 35%, as well as for certain other items, such as state and local taxes and non-deductible expenses. While the Company did not record the benefit of losses from its domestic and Japanese operations for the nine months ended September 30, 2012, profits and losses in its European operations resulted in a net income tax benefit of approximately $10,000 for the nine months ended September 30, 2012; and, recorded a net tax benefit of approximately $576,000 related to discrete items, consisting of approximately $461,000 of tax benefit related to the goodwill impairment recorded during the three months ended September 30, 2012 (discussed in Note 8) and $132,000 of tax benefit related to certain tax losses arising from the Company’s restructuring (discussed in Note 3); offset by approximately $17,000 in additional tax expense related to prior year items. The Company operates in multiple jurisdictions and its business is impacted by seasonality, which causes variability in its consolidated effective tax rate during the year. The Company continually reviews its assertion regarding its valuation allowance, which includes an analysis of multiple factors, including projections, reversal of deferred tax liabilities, and tax planning strategies.

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

As of September 30, 2012, there have been no material changes in the Company’s gross unrecognized tax benefits or accrued interest and penalties. All unrecognized tax benefits have been classified as long-term liabilities. The Company classifies interest and penalties related to unrecognized tax benefits as interest expense and general and administrative expense, respectively.

The statute of limitations remains open for the Company’s consolidated federal income tax returns for the tax years ended December 31, 2006 forward. For income tax returns filed in foreign jurisdictions, the statute of limitations remains open for the tax years ended December 31, 2008 forward. State statutes are open for various years, depending on the jurisdiction.

12.	STOCKHOLDERS’ EQUITY

Total stockholders’ equity decreased $5.4 million to $67.1 million at September 30, 2012, from $72.5 million at December 31, 2011. Additional paid-in-capital increased as a result of the recognition of stock-based compensation expense. Retained earnings decreased as a result of the net loss recognized for the nine months ended September 30, 2012 which included the $1.5 million goodwill impairment charge, net of $461,000 tax benefits, recorded during the three months ended September 30, 2012. Changes in accumulated other comprehensive loss are the result of translating the foreign currency financial statements of Heeling Sports EMEA SPRL and Heeling Sports Japan K.K., as of and for the nine months ended September 30, 2012, into U.S. dollars.

13.	SEGMENT REPORTING

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

Index

	Three Months Ended September 30, 2012
	(In thousands)

	Domestic	International	Unallocated	Consolidated
Net Sales	$2,695	$3,961	$-	$6,656
Cost of Sales	2,127	2,381	-	4,508
Gross Profit	568	1,580	-	2,148
Selling, General and Administrative Expenses	1,679	3,165	237	5,081
Income (Loss) from Operations	(1,111)	(1,585)	(237)	(2,933)
Other (Income) Expense, net	(405)	344	(50)	(111)
Income (Loss) before Income Taxes	$(706)	$(1,929)	$(187)	$(2,822)

	Three Months Ended September 30, 2011
	(In thousands)

	Domestic	International	Unallocated	Consolidated
Net Sales	$2,297	$4,327	$-	$6,624
Cost of Sales	1,485	2,701	-	4,186
Gross Profit	812	1,626	-	2,438
Selling, General and Administrative Expenses	1,939	2,172	272	4,383
Income (Loss) from Operations	(1,127)	(546)	(272)	(1,945)
Other (Income) Expense, net	(389)	(130)	(47)	(566)
Income (Loss) before Income Taxes	$(738)	$(416)	$(225)	$(1,379)

	Nine Months Ended September 30, 2012
	(In thousands)

	Domestic	International	Unallocated	Consolidated
Net Sales	$6,676	$13,005	$-	$19,681
Cost of Sales	4,733	7,360	-	12,093
Gross Profit	1,943	5,645	-	7,588
Selling, General and Administrative Expenses	4,459	8,691	842	13,992
Income (Loss) from Operations	(2,516)	(3,046)	(842)	(6,404)
Other (Income) Expense, net	(438)	401	(151)	(188)
Income (Loss) before Income Taxes	$(2,078)	$(3,447)	$(691)	$(6,216)

	Nine Months Ended September 30, 2011
	(In thousands)

	Domestic	International	Unallocated	Consolidated
Net Sales	$6,699	$14,370	$-	$21,069
Cost of Sales	4,067	7,645	-	11,712
Gross Profit	2,632	6,725	-	9,357
Selling, General and Administrative Expenses	5,361	7,330	782	13,473
Income (Loss) from Operations	(2,729)	(605)	(782)	(4,116)
Other (Income) Expense, net	(420)	(127)	(194)	(741)
Income (Loss) before Income Taxes	$(2,309)	$(478)	$(588)	$(3,375)

Selling, general and administrative expenses attributable to our international operations for the nine months ended September 30, 2012 includes $445,000 in severance and one-time termination benefit costs, $96,000 in contract termination costs, $209,000 in other costs, respectively, including, but not limited to, costs to close the Company’s office in Belgium, transfer its business operations to the Company’s German, French and U.S. offices, and repatriate the Company’s Vice President, International back to the United States. These costs are reported as restructuring charges in the statement of operations and are directly attributable to the initiatives the Company began taking in the first quarter of 2012 (see Note 3). In addition, the Company recognized $34,000 in fixed asset impairment charges related to these initiatives.

Selling, general and administrative expenses attributable to our international operations for the three and nine months ended September 30, 2012 includes goodwill impairment charge of $1.5 million (see Note 8).

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

Unallocated items included in the tables above include professional fees incurred at the consolidated level, including fees for tax, accounting and other consulting and professional services that are not directly attributed to operating either the domestic or international business, fees paid to members of the Board, premiums for directors' and officers' insurance, other miscellaneous costs directly attributable to operating as a public company, as well as interest income earned on monies and investments held at the Heelys, Inc. entity level.

Sales in the Company’s Italian market accounted for 12% and 18% of consolidated net sales for the three and nine months ended September 30, 2012, respectively, and 19% and 23% of consolidated net sales for the three and nine months ended September 30, 2011. Sales in the Company’s French market accounted for 14% and 16% of consolidated net sales for the three and nine months ended September 30, 2012, respectively, and 15% and 18% of consolidated net sales for the three and nine months ended September 30, 2011, respectively. Sales in the Company’s German market accounted for 4% and 7% of consolidated net sales for the three and nine months ended September 30, 2012, respectively, and 7% and 9% of consolidated net sales for the three and nine months ended September 30, 2011, respectively. Sales to the Company’s independent distributor in Russia accounted for 12% and 10% of consolidated net sales for the three and nine months ended September 30, 2012, respectively, and 8% of consolidated net sales for both the three and nine months ended September 30, 2011. No other country, other than the United States, accounted for 10% or more of the Company’s consolidated net sales for the three and nine months ended September 30, 2012 and 2011.

Customers of the Company consist of retail stores in the United States and certain other countries, and international wholesale distributors. The customers, individually or considered as a group under common ownership, which accounted for greater than 10% of net sales during the periods reflected, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Oxylane Group	7%	11%	9%	13%
Alegria Corp Ltd	12%	8%	10%	8%

Oxylane Group is a French sporting goods retail chain operating under the name Decathlon. Alegria Corp Ltd is the Company’s independent distributor in Russia.

14.	SUBSEQUENT EVENT

On October 22, 2012, we entered into an Asset Purchase Agreement with The Evergreen Group Ventures, LLC and one of its subsidiaries (the “Asset Purchase Agreement”), pursuant to which we agreed, subject to the approval of our stockholders, to, among other things, sell substantially all of the operating assets of the Company and its subsidiaries (excluding the Company’s cash and marketable securities) (the “Sale”). A copy of the Asset Purchase Agreement is attached as Exhibit 10.1 hereto.

As part of the Sale, we also are selling the name “Heelys” and we will need to change our name. We will be seeking approval from our stockholders (“Stockholders”) to amend our Certificate of Incorporation to change our name to “HLYS Liquidation Company, Inc.,” contingent upon the closing of the Sale (the “Name Change”).

Our Board also has determined that it is in the best interests of our Stockholders, upon completion of the Sale, for the Company to be liquidated, wound up and dissolved (the “Winding Up”) pursuant to a Plan of Liquidation and Dissolution (the “Plan of Dissolution”), subject to the approval of the Plan of Dissolution by our Stockholders. A copy of the Plan of Dissolution is attached as Exhibit 2.1 hereto.

The Sale is not conditioned upon our Stockholders approving the Plan of Dissolution. The effectiveness of the Plan of Dissolution, however, is conditioned on the consummation of the Sale. Our Stockholders do not have dissenters’ rights of appraisal in connection with the Sale or the Plan of Dissolution.

If our Stockholders approve the Sale and the Plan of Dissolution, immediately upon consummation of the Sale, the Plan of Dissolution will take effect and the Winding Up will commence. The Company plans to distribute, in an initial distribution (with potential subsequent installment distributions thereafter), cash from the Sale and the Company’s other cash, subject to a contingency reserve for remaining costs and liabilities, within 30 days after the filing of a Certificate of Dissolution with the Delaware Secretary of State. The amount and timing of the distributions to our Stockholders will be determined by our Board in its discretion, subject to the provisions of the Plan of Dissolution and the Asset Purchase Agreement. Our Board anticipates that the amount of the initial distribution to our Stockholders will be approximately $2.00 per share of common stock, subject to certain assumptions.

Index

As a result of the consummation of the Sale, the Company will cease to be engaged in an ongoing business and will not be eligible to remain listed on the The Nasdaq Capital Market. The Company intends to (a) file a Certificate of Dissolution with the Delaware Secretary of State and (b) delist from the The Nasdaq Capital Market as soon as practicable following the closing of the Sale. In addition, the Company plans to deregister its shares of common stock under Section 12(b), and suspend its periodic reporting obligations under Section 15(d), of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

For additional information regarding the foregoing, including a summary of the material terms of the Asset Purchase Agreement and the Plan of Dissolution, see the “Recent Events” section of Item 2 of Part I below.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements (“forward-looking statements”) that involve risks and uncertainties. For this purpose, any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. When used in this Quarterly Report on Form 10-Q and in documents incorporated by reference herein, forward-looking statements include, without limitation, statements regarding our expectations, beliefs or intentions that are signified by terminology such as “subject to,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “may,” “will,” “should,” “can,” the negatives thereof, variations thereon and similar expressions. Such forward-looking statements reflect the Company’s current views with respect to future events, based on what the Company believes are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. Our actual results may differ materially from those anticipated in any forward-looking statements due to known and unknown risks, uncertainties and other factors. The section entitled “Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, and similar discussions in our other Securities and Exchange Commission filings, including the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q relating primarily to the Sale, the Plan of Dissolution, the Winding Up and related matters, discuss some of the important risk factors that may affect our business, results of operations, financial condition and other matters. Risks include, but are not limited to:

•	The fact that substantially all of Heelys’ net sales are generated by one product;
•	Heelys’ intellectual property may not restrict competing products that infringe on its patents from being sold;
•	continued changes in fashion trends and consumer preferences and general economic conditions;
•	Heelys’ dependence on its relationships with retail customers and independent distributors with whom Heelys does not have long term contracts;
•	Heelys outsources all of its manufacturing to, and relies on, a limited number of independent manufacturers;
•	Heelys’ distribution model and recent moves in select markets to takeover distribution of its products directly to customers contains inherent risks;
•	Heelys is subject to the risks of conducting business internationally;
•	Foreign exchange rate fluctuations could harm the Company’s results of operations;
•	Heelys has expanded its product offering to mass merchants which may affect its brand image and reputation;
•	Heelys may not be able to successfully introduce new product categories;
•	The Sale, even if approved by the Stockholders, may not be completed;
•	The timing and amount of distributions to Stockholders cannot be predicted with certainty;
•
Any estimate of the amount available for distribution to Stockholders could be reduced if the Company’s expectations regarding operating expenses, employee retention, costs of satisfying or discharging liabilities and winding up costs are inaccurate;

•
Any estimate of the amount available for distribution to Stockholders is based on a number of assumptions, including with respect to administrative and professional expenses incurred in connection with the Sale and the Winding Up, some or all of which may be inaccurate;

•	Any delay in the closing of the Sale will decrease the funds available for distribution, because the Company will continue to be subject to ongoing operating expenses;
•	The Company may face lawsuits or other claims and it may take time and Company resources to defend or settle any such lawsuits or claims;
•	Fluctuations in the exchange rate between the U.S. dollar and the foreign currencies of the Company’s subsidiaries may affect the funds available for distribution to Stockholders;
•
Stockholders could approve the Plan of Dissolution but vote against the Sale, thereby making the Sale impossible and adding great uncertainty as to the ability to make any distribution to Stockholders;

•	Stockholders could approve the Sale but not our Name Change, which may result in our ability to close the Sale.
•	The occurrence of certain events, changes or other circumstance could give rise to the termination of the Asset Purchase Agreement, which would result in the Sale not being consummated;

Index

•
The Company may receive a Superior Proposal (as defined in the Asset Purchase Agreement), the Asset Purchase Agreement may be terminated in connection with the Company’s pursuit of such alternative transaction, and that alternative transaction may not be consummated;

•	The Sale process may disrupt current plans and operations and we may face difficulties in employee retention;
•	The process of voluntarily winding up a public company involves significant uncertainties that affect both the amount that can be distributed to Stockholders and the time to complete the Winding Up;
•	The Company may not receive any competing transaction proposals or Superior Proposals because of the termination fee payable to the Buyer;
•	Stockholders will not be able to buy or sell shares of common stock after we file our Certificate of Dissolution with the Delaware Secretary of State;
•
If the common stock were delisted from the The Nasdaq Capital Market but the Certificate of Dissolution is not filed, our Stockholders may find it difficult to dispose of their shares of our common stock;

•	If we decide to use a liquidating trust, as permitted by the Plan of Dissolution, interests of our Stockholders in such a trust may not be transferable;
•
Stockholders may not be able to recognize a loss for federal income tax purposes until they receive a final distribution from the Company, which may be three or more years after the Company’s dissolution;

•	Our directors and executive officers may have interests that are different from, or in addition to, those of Stockholders generally;
•
We will continue to incur the expenses of complying with public company reporting requirements until we deregister our shares of common stock under Section 12(b), and suspend our periodic reporting obligations under Section 15(d), of the Exchange Act;

•	The Board may at any time turn management of the Winding Up over to a third party, and some or all of our directors may resign from the Board at that time;
•
If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, each Stockholder who receives liquidating distributions could be held liable for payment to our creditors of his or her pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such Stockholder in the dissolution;

•
If our contingent reserves are insufficient to satisfy our liabilities, creditors could assert claims against us seeking to prevent distributions or against our Stockholders to the extent of distributions they receive;

•	Tax treatment of any liquidating distributions may vary from Stockholder to Stockholder; and
•	The other risks set forth in the discussion of risk factors set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

Stockholders are urged to consider these risks, uncertainties and factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. The Company disclaims any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise. The Company undertakes no obligation to comment on analyses, expectations or statements made by third-parties in respect of the Company, its operations and operating results, the Sale, the Plan of Dissolution or the Winding Up. In addition, the following discussion should be read in conjunction with the information presented in our audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2011 and, with respect to the Sale, the Plan of Dissolution and the Winding Up, in our forthcoming proxy statement with respect to such matters and related matters.

Business Overview

We are a designer, marketer and distributor of innovative, action sports-inspired products primarily under the HEELYS brand targeted to the youth market. Our primary product, HEELYS-wheeled footwear, is patented, dual-purpose footwear that incorporates a stealth, removable wheel in the heel. HEELYS-wheeled footwear allows the user to seamlessly transition from walking or running to rolling by shifting weight to the heel. Users can transform HEELYS-wheeled footwear into street footwear by removing the wheel. We believe our distinctive product offering and our HEELYS brand is synonymous with a popular lifestyle activity. In each of the three and nine months ended September 30, 2012, approximately 91%, of our net sales were derived from the sale of HEELYS-wheeled footwear. In each of the three and nine months ended September 30, 2011, approximately 99% of our net sales were derived from the sale of HEELYS-wheeled footwear. The remainder of our net sales for the three and nine months ended September 30, 2012 was derived primarily from the sale of Blazer Pro and District scooters and accessories, Tony Hawk skateboards, our Nano™ inline footboard and HEELYS’ branded accessories, such as replacement wheels. We began to distribute Blazer Pro and District scooters and accessories and Tony Hawk skateboards in Europe during the third quarter of 2011.

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

Index

In October 2012, we entered into an Asset Purchase Agreement, pursuant to which we agreed to sell substantially all of the assets of the Company, and our Board approved a Plan of Dissolution.  For additional information regarding these matters, see the “Recent Events” section of this Item 2 of Part I below.

Financial Overview / Significant Events — Third Quarter of 2012

Domestic net sales increased $398,000, or 17.3%, during the three months ended September 30, 2012, when compared to the same period last year, primarily as result of sales during the three months ended September 30, 2012 of our Sidewalk Sports™ wheeled footwear which we began to sell during the fourth quarter of 2011. The decrease in average sales price per pair is primarily the result of the impact of the sale of our Sidewalk Sports™ wheeled footwear which sells for less than our other wheeled products.

Internationally, our net sales decreased $366,000, or 8.5%, for the three months ended September 30, 2012, when compared to the same period last year, as a result of decreased sales of our HEELYS-wheeled footwear in France, Germany and Italy, offset by sales increases in Japan and with third-party distributors and sales of our third party scooter and skateboard lines in France and Germany.

Consolidated gross profit margin decreased to 32.3% for the three months ended September 30, 2012, from 36.8% for the three months ended September 30, 2011. The decrease in gross profit percentage from the same quarter in the prior year was primarily the result of $238,000 in inventory markdowns of finished goods and materials related to our Nano™ inline footboard and another $67,000 of markdowns of non-current HEELYS-wheeled footwear in the U.S. and Europe. Gross profit margin was also affected by changes in product and customer mix from the prior year, with a larger percentage of global sales coming from lower priced shoes sold at smaller product margins, including $482,000 in sales of our lower margin Sidewalk Sports™ wheeled footwear products during the three months ended September 30, 2012, and certain European retail customers that are provided larger discounts and sales of certain of our slow moving and older inventory styles at discounted prices in Japan and Germany in order to reduce excess inventories.

Cash and cash equivalents and investments decreased $634,000 to $57.8 million as of September 30, 2012, when compared to $58.4 million as of December 31, 2011. This decrease is primarily attributable to the restructuring of our international operations and operating losses for the nine months ended September 30, 2012.

We began taking steps in the first quarter of 2012 to close our office in Brussels, Belgium and transition our business operations conducted through that office to our French, German and U.S. offices. As part of this initiative, the Company eliminated its workforce in Belgium effective as of June 30, 2012. These workforce reductions primarily came from the elimination of certain finance, supply chain and customer service functions. The work performed by these people was absorbed by our employees in France, Germany and the United States. We hired limited personnel to assist with accounting and logistical support in those offices. Financial management and reporting for our Belgian subsidiary was transitioned to our headquarters in the United States. In connection with these initiatives, we recognized $445,000 in severance and one-time termination benefit costs, $96,000 in contract termination costs, $209,000 in other costs related to the restructuring and $34,000 in fixed asset impairment charges. As of September 30, 2012, $351,000 in severance and one-time termination benefits, $44,000 in contract termination costs and $183,000 of other costs related to the restructuring have been paid. The outstanding severance and one-time termination benefits liability ($94,000) will be paid in monthly installments through March 31, 2013. Approximately $37,000 of the outstanding contract termination costs are attributable to the termination of our operating lease for office space in Brussels, Belgium under which the Company must continue to make monthly payments through April 30, 2014. The balance of the outstanding liabilities related to the restructuring are expected to be paid during the fourth quarter of 2012. This initiative was substantially completed on June 30, 2012.

In 2008, the Company entered into agreements with its former distributor in Germany and Austria (German market) and its former distributor in France, Monaco and Andorra (French market) whereby the Company terminated their rights to distribute HEELYS-wheeled footwear in their specified markets allowing the Company, through its Belgian subsidiary, to market its products directly in such countries. In connection with the termination of these distributor agreements the Company recorded goodwill. Goodwill is not amortized but is instead measured for impairment at least annually, or when events, including when a portion of goodwill has been allocated to a business to be disposed of, indicate that impairment might exist. On October 22, 2012, the Company entered into the Asset Purchase Agreeement to, among other things, sell substantially all of its assets. We assessed various qualitative factors, including the aggregate purchase price, the carrying value of the reporting units (domestic and international), the origin of the recorded goodwill and the anticipated allocation of the purchase price, and determined that it was more likely than not that the fair value of the reporting unit at which the goodwill was recorded was less than its carrying amount. As a result, we recorded an impairment charge related to goodwill at September 30, 2012, which is reported as a separate line item on the consolidated statement of operations, for amounts necessary to reduce the carrying value of the asset to fair value. See Note 8 and Note 14 to our condensed consolidated financial statements and the “Recent Events” section of this Item 2 of Part I below for further discussion regarding impairment of goodwill and the Asset Purchase Agreement.

Index

Results of Operations

Net Sales

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
Net Sales (in thousands)

HEELYS-Wheeled Footwear
Domestic	$2,694	$2,301	$6,642	$6,706
International	3,404	4,238	11,360	14,139
	6,098	6,539	18,002	20,845

Other
Domestic	11	13	46	30
International	567	97	1,697	270
	578	110	1,743	300

Freight, Sales Discounts/Allowances
Domestic	(10)	(17)	(12)	(37)
International	(10)	(8)	(52)	(39)
	(20)	(25)	(64)	(76)

Consolidated	$6,656	$6,624	$19,681	$21,069

Net Sales (as % of Consolidated Net Sales)
Domestic	40.5%	34.7%	33.9%	31.8%
International	59.5%	65.3%	66.1%	68.2%
	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
Pairs Sold (HEELYS-wheeled footwear)
Domestic	120,000	93,000	276,000	260,000
International	110,000	128,000	353,000	388,000
Consolidated	230,000	221,000	629,000	648,000

Domestically, our net sales increased $398,000, or 17.3%, from $2.3 million for the three months ended September 30, 2011, to $2.7 million for the three months ended September 30, 2012, and remained consistent at $6.7 million for the nine months ended September 30, 2012 and 2011. Unit sales of our HEELYS-wheeled footwear increased 27,000 pairs, or 29.0%, from 93,000 pairs for the three months ended September 30, 2011, to 120,000 pairs for the three months ended September 30, 2012, and increased 16,000 pairs, or 6.2%, from 260,000 pairs for the nine months ended September 30, 2011, to 276,000 pairs for the nine months ended September 30, 2012. The increase in pairs sold is primarily the result of sales during the three and nine months ended September 30, 2012 of our Sidewalk Sports™ wheeled footwear which we began to sell during the fourth quarter of 2011. The decrease in average sales price per pair is primarily the result of the impact of the sale of our Sidewalk Sports™ wheeled footwear which sells for less than our other wheeled products.

Internationally, our net sales decreased $366,000, or 8.5%, and $1.4 million, or 9.5%, to $4.0 million and $13.0 million for the three and nine months ended September 30, 2012, respectively, from $4.3 million and $14.4 million for the three and nine months ended September 30, 2011, respectively. Sales to independent distributors in our non-EMEA markets decreased $186,000 to $155,000 during the three months ended September 30, 2012, from $341,000 during the three months ended September 30, 2011, but increased $126,000 from $521,000 during the nine months ended September 31, 2011, to $647,000 during the nine months ended September 30, 2012. The decrease in sales during the three months ended September 30, 2012, when compared to the same period in the prior year, is primarily due to a decrease in sales to our distributors in Australia and New Zealand. This decrease was offset by sales to new distributors in Panama and Malaysia. Although there was a decrease in sales to our distributors in Australia and New Zealand during the three months ended September 30, 2012, there was a net increase in sales to these distributors during the nine months ended September 30, 2012, when compared to the same period in the prior year. Sales to independent distributors in our EMEA markets increased approximately $262,000 and $144,000, from approximately $779,000 and $2.4 million during the three and nine months ended September 30, 2011, respectively, to approximately $1.0 million and $2.6 million during the three and nine months ended September 30, 2012, respectively, primarily due to an increase in sales to our distributors in the United Kingdom, Russia and Switzerland. Sales in our French market increased approximately $34,000 from approximately $1.0 million during the three months ended September 30, 2011, to approximately $1.1 million during the three months ended September 30, 2012, but decreased approximately $423,000 to approximately $3.3 million during the nine months ended September 30, 2012, from approximately $3.8 million during the nine months ended September 30, 2011, respectively. Sales in our German market decreased approximately $67,000 and $367,000, to approximately $409,000 and $1.5 million during the three and nine months ended September 30, 2012, respectively, from approximately $476,000 and $1.9 million during the three and nine months ended September 30, 2011, respectively. Sales of HEELYS-wheeled footwear decreased approximately $518,000 and $2.3 million in France and Germany, to approximately $903,000 and $3.3 million during the three and nine months ended September 30, 2012, respectively, from approximately $1.4 million and $5.6 million during the three and nine months ended September 30, 2011, respectively. These decreases were offset by sales in France and Germany of Blazer Pro and District scooters and accessories and Tony Hawk skateboards, which accounted for approximately $564,000 and $1.7 million of sales during the three and nine months ended September 30, 2012. We believe retailers in our French and German markets are being cautious when placing orders of HEELYS-wheeled footwear to minimize their inventory levels and inventory related risks resulting from a decrease in consumer demand, which we believe is due to market competition from other wheeled products such as coaster boards. Sales in our Italian market decreased approximately $478,000 and $1.3 million, to approximately $760,000 and $3.6 million during the three and nine months ended September 30, 2012, respectively, from approximately $1.2 million and $4.9 million during the three and nine months ended September 30, 2011, respectively. Net sales in our Japanese market increased $56,000 and $380,000, from $456,000 and $838,000 during the three and nine months ended September 30, 2011, to $512,000 and $1.2 million during the three and nine months ended September 30, 2012, respectively. We took over direct distribution in the Japanese market effective March 1, 2011. During the three months ended March 31, 2011, we did not sell any product to either our former distributor in Japan or direct to retailers. We believe the March 2011 earthquake and related tsunami, nuclear and other disasters in the region impacted consumer buying behavior with reduced discretionary spending and purchases of non-essential items during the first and second quarters of 2011.

Index

Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
Gross Profit (in thousands)
Domestic	$568	$812	$1,943	$2,632
International	1,580	1,626	5,645	6,725
Consolidated	$2,148	$2,438	$7,588	$9,357

Gross Profit (%)
Domestic	21.1%	35.4%	29.1%	39.3%
International	39.9%	37.6%	43.4%	46.8%
Consolidated	32.3%	36.8%	38.6%	44.4%

Gross profit margin on domestic sales decreased to 21.1% and 29.1% for the three and nine months ended September 30, 2012, respectively, from 35.4% and 39.3% for the three and nine months ended September 30, 2011, respectively. The decrease in gross profit margin is primarily the result of a $305,000 adjustment to properly state our inventories at lower of cost or market recorded during the three months ended September 30, 2012. The adjustment consisted of finished goods and materials related to our Nano™ inline footboard and non-current HEELYS-wheeled footwear. Gross profit margin was also affected by sales of our lower margin Sidewalk Sports™ wheeled footwear products.

Internationally, gross profit margin increased to 39.9% for the three months ended September 30, 2012, from 37.6% for the three months ended September 30, 2011, and decreased to 43.4% for the nine months ended September 30, 2012, from 46.8% for the nine months ended September 30, 2011. The decrease in gross profit margin is primarily the result of lower average sales prices in our French market due to product mix, lower average sales prices in our Italian market resulting from changes in customer mix, with greater sales to larger customers who benefit from discount programs, and lower average sales prices in our German and Japanese markets resulting from the sale of certain of our slow moving and older inventory styles at discounted prices in order to reduce our excess inventories.

 Selling and Marketing Expense

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
Selling & Marketing (in thousands)
Domestic	$719	$872	$1,539	$1,852
International	811	954	2,957	3,536
Consolidated	$1,530	$1,826	$4,496	$5,388

Domestically, selling and marketing expense, excluding commissions and payroll and payroll related expenses, decreased $144,000 and $240,000, to $413,000 and $637,000 for the three and nine months ended September 30, 2012, respectively, from $557,000 and $877,000 for the three and nine months ended September 30, 2011, respectively. Consumer marketing and advertising and related costs decreased $225,000 and $213,000, to $192,000 and $418,000 for the three and nine months ended September 30, 2012, respectively, from $417,000 and $631,000 for the three and nine months ended September 30, 2011, respectively.

Internationally, selling and marketing expense, excluding commissions and payroll and payroll related expenses, decreased $8,000 and $240,000, to $336,000 and $1.1 million for the three and nine months ended September 30, 2012, respectively, from $328,000 and $1.4 million for the three and nine months ended September 30, 2011, respectively. Selling and marketing expense, excluding commissions and payroll and payroll related expenses, attributable to our Japanese operations increased $28,000 and $201,000, from $107,000 and $193,000 for the three and nine months ended September 30, 2011, respectively, to $135,000 and $394,000 for the three and nine months ended September 30, 2012, respectively. The increase in selling and marketing expense, excluding commissions and payroll and payroll related expenses, attributable to our Japanese operations for the nine months ended September 30, 2012, when compared to the same period in the prior year, is primarily attributable to point-of-sale and consumer advertising related costs which increased $112,000, from $139,000 for the nine months ended September 30, 2011, to $251,000 for the nine months ended September 30, 2012, respectively, primarily to support sales of product during Japan’s “Golden Week” holiday period during the second quarter of 2012. The increase in selling and marketing expense, excluding commissions and payroll related expenses, attributable to our Japanese operations was offset by a decrease in selling and marketing expense, excluding commissions and payroll and payroll related expenses, attributable to our EMEA operations, which decreased $34,000 and $443,000, to $168,000 and $703,000 for the three and nine months ended September 30, 2012, respectively, from $202,000 and $1.1 million for the three and nine months ended September 30, 2011, respectively, primarily as a result of a decrease in consumer advertising. Consumer advertising, and related costs, attributable to our EMEA operations decreased $38,000 and $430,000, to $22,000 and $342,000 for the three and nine months ended September 30, 2012, respectively, from $60,000 and $772,000 for the three and nine months ended September 30, 2011, respectively.

Index

Domestically, commissions paid to our independent sales representatives decreased $15,000 and $45,000, to $98,000 and $255,000 for the three and nine months ended September 30, 2012, respectively, from $113,000 and $300,000 for the three and nine months ended September 30, 2011, respectively. Commission expense did not increase in proportion with sales for the three months ended September 30, 2012, primarily as a result of sales of our Sidewalk Sports™ wheeled footwear products to Kmart, which is managed by our internal sales team rather than by commissioned third-party sales representatives. Internationally, commissions paid to our independent sales representatives decreased $107,000 and $327,000, to $193,000 and $826,000 for the three and nine months ended September 30, 2012, respectively, from $300,000 and $1.1 million for the three and nine months ended September 30, 2011, respectively. Commission expense is impacted by increases and decreases in sales as well as changes in product and customer mix due to differing commission rates paid on those sales.

Payroll and payroll related costs attributable to our domestic operations increased $6,000 from $202,000 for the three months ended September 30, 2011, to $208,000 for the three months ended September 30, 2012, but decreased $28,000 to $647,000 for the nine months ended September 30, 2012, from $675,000 for the nine months ended September 30, 2011. The decrease in payroll and payroll related costs attributable to our domestic operations for the nine months ended September 30, 2012, when compared to the same period in the prior year, is primarily due to decreases in accrued incentive compensation offset by an increase in recognized stock based compensation costs attributable to restricted stock units awarded in 2012. Payroll and payroll related costs attributable to our international operations decreased $44,000 and $11,000, to $282,000 and $994,000 for the three and nine months ended September 30, 2012, respectively, from $326,000 and $1.0 million for the three and nine months ended September 30, 2011, respectively, primarily as a result of changes in headcount.

 General and Administrative Expense

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
General & Administrative (in thousands)
Domestic	$960	$1,067	$2,920	$3,509
International	2,354	1,218	5,734	3,794
Unallocated	237	272	842	782
Consolidated	$3,551	$2,557	$9,496	$8,085

Consolidated general and administrative expenses, excluding unallocated costs and goodwill impairment (discussed below), decreased $492,000 and $170,000, to $1.8 million and $7.1 million for the three and nine months ended September 30, 2012, respectively, from $2.3 million and $7.3 million for the three and nine months ended September 30, 2011, respectively.

General and administrative expense for the three and nine months ended September 30, 2012 attributable to our international operations includes $16,000 and $784,000, respectively, in costs incurred in connection with the restructuring of our international operations which we initiated during the first quarter of 2012. These restructuring costs include $445,000 in severance and one-time termination benefit costs ($431,000 of which we recognized during the first quarter of 2012), $96,000 in contract termination costs ($92,000 of which was recognized during the second quarter of 2012), $209,000 in other costs ($81,000 of which we recognized during the first quarter of 2012 and $104,000 during the second quarter of 2012), including, but not limited to, costs to close our office in Belgium, transfer business operations to our French, German and U.S. offices, and repatriate our Vice President, International back to the United States, and $34,000 in fixed asset impairment charges recognized during the first quarter of 2012. These costs are reported as restructuring charges in the statement of operations and are directly attributable to the initiatives we began taking in the first quarter of 2012. See Note 3 to our condensed consolidated financial statements for further discussion regarding these initiatives.

Effective March 31, 2008 and April 30, 2008, respectively, the Company entered into agreements with its former distributor in Germany and Austria (German market) and its former distributor in France, Monaco and Andorra (French market) whereby the Company terminated their rights to distribute HEELYS-wheeled footwear in their specified markets allowing the Company, through its Belgian subsidiary, to market its products directly in such countries. In connection with the termination of these distributor agreements the Company recorded goodwill. Goodwill is not amortized but is instead measured for impairment at least annually, or when events, including when a portion of goodwill has been allocated to a business to be disposed of, indicate that impairment might exist. On October 22, 2012, the Company entered into an agreement to, among other things, sell substantially all of its assets. Management assessed various qualitative factors, including the aggregate purchase price, the carrying value of the reporting units (domestic and international), the origin of the recorded goodwill and the anticipated allocation of the purchase price, and determined that it was more likely than not that the fair value of the reporting unit at which the goodwill was recorded was less than its carrying amount. As a result, the Company recorded an impairment charge related to goodwill in the amount of $1.5 million which is reported as a separate line item on the consolidated statement of operations for amounts necessary to reduce the carrying value of the asset to fair value. See Note 8 and Note 14 to our condensed consolidated financial statements and the “Recent Events” section of this Item 2 of Part I below for further discussion regarding impairment of goodwill and the sale agreement.

Index

Consolidated shipping and handling costs decreased $18,000 to $547,000 for the three months ended September 30, 2012, from $564,000 for the three months ended September 30, 2011, and remained consistent at approximately $1.8 million for the nine months ended September 30, 2012 and 2011. Shipping and handling costs attributable to our domestic operations increased $19,000 and $2,000, to $162,000 and $448,000 for the three and nine months ended September 30, 2012, respectively, from $143,000 and $446,000 for the three and nine months ended September 30, 2011, respectively, primarily due to increased sales. Shipping and handling costs attributable to our EMEA operations decreased $32,000 and $61,000, to $304,000 and $1.1 million for the three and nine months ended September 30, 2012, respectively, from $336,000 and $1.2 million for the three and nine months ended September 30, 2011, respectively, as a result of decreased sales. Shipping and handling costs attributable to our Japanese operations decreased $4,000 to $81,000 for the three months ended September 30, 2012, from $85,000 for the three months ended September 30, 2011, and increased $29,000 from $173,000 for the nine months ended September 30, 2011, to $202,000 for the nine months ended September 30, 2012. The decrease in shipping and handling costs attributable to our Japanese operations for the three months ended September 30, 2012, when compared to the same period in the prior year, is primarily a result of decreased sales. The increase in shipping and handling costs attributable to our Japanese operations for the nine months ended September 30, 2012, when compared to the same period in the prior year, is a result of increased sales. Additionally, during the three months ended June 30, 2011 we incurred costs related to the opening of our Japan operations (and third-party warehouse).

Legal and other fees related to our intellectual property and associated enforcement efforts decreased $68,000 and $148,000, to $69,000 and $269,000 for the three and nine months ended September 30, 2012, respectively, from $137,000 and $417,000 for the three and nine months ended September 30, 2011, respectively, primarily as a result of cost containment efforts by management.

Consolidated payroll and payroll related costs, excluding those employees whose payroll and related costs are included in shipping and handling costs, decreased $175,000 and $204,000, to $628,000 and $2.3 million for the three and nine months ended September 30, 2012, respectively, from $803,000 and $2.6 million for the three and nine months ended September 30, 2011. Payroll and payroll related costs attributed to our domestic employees decreased $2,000 and $112,000, to $496,000 and $1.5 million for the three and nine months ended September 30, 2012, respectively, from $498,000 and $1.7 million for the three and nine months ended September 30, 2011, respectively, primarily due to decreases in accrued incentive compensation. Payroll and payroll related costs attributed to our international operations decreased $173,000 and $92,000, to $132,000 and $800,000 for the three and nine months ended September 30, 2012, respectively, from $305,000 and $892,000 for the three and nine months ended September 30, 2011, respectively, primarily due to the closing of our office in Belgium, effective June 30, 2012, and a decrease in incentive compensation and recognized stock based compensation costs, offset by an increase in headcount primarily as a result of the opening of our office in Japan during the latter part of the first quarter of 2011.

Unallocated costs are those costs that are directly attributable to operating as a public company, as well as professional fees incurred at the consolidated level, including fees for tax, accounting and other consulting and professional services.

Other (Income) Expense, net

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
Other (Income) Expense (in thousands)
Interest (income) expense, net	$(54)	$(55)	$(172)	$(217)
Other (income) expense, net	-	(396)	5	(405)
Exchange (gain) loss, net	(57)	(115)	(21)	(119)
Consolidated	$(111)	$(566)	$(188)	$(741)

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

Index

Income Taxes

We recognized an income tax benefit of $425,000 and $586,000 for the three and nine months ended September 30, 2012, respectively, representing effective income tax rates of 15.1% and 9.4%, respectively, compared to income tax expense of $85,000 and $245,000 for the three and nine months ended September 30, 2011, respectively, representing effective income tax rates of (6.2)% and (7.3)%. Our effective rate differs from the statutory federal rate of 35% primarily due to domestic operating losses and operating losses in our Japanese operations for which no tax benefits have been recognized and foreign taxes at rates other than 35%, as well as for certain other items, such as state and local taxes and non-deductible expenses. While we did not record the benefit of losses from our domestic and Japanese operations for the three or nine months ended September 30, 2012, profits and losses in our European operations resulted in a net income tax benefit of approximately $10,000 for the nine months ended September 30, 2012. Additionally, the Company recorded a net tax benefit of approximately $576,000 related to discrete items, consisting of approximately $461,000 of tax benefit related to the goodwill impairment recorded during the three months ended September 30, 2012 and $132,000 of tax benefit related to certain tax losses arising from the Company’s restructuring; offset by approximately $17,000 in additional tax expense related to prior year items. We operate in multiple jurisdictions and our business is impacted by seasonality which causes variability in the consolidated effective tax rate during the year. We continually review our assertion regarding the valuation allowance, which includes an analysis of multiple factors, including projections, reversal of deferred tax liabilities and tax planning strategies.

Liquidity and Capital Resources

Our primary cash need is for working capital, which we generally fund with cash flows from operating activities, and may be impacted by fluctuations in demand for our products, investments in our infrastructure and expenditures on marketing and advertising. At September 30, 2012, we had a total of $28.2 million in cash and cash equivalents and $29.5 million in investments. Our investments will mature during the next 12 months and include investments in various debt securities. See Note 6 to our condensed consolidated financial statements for a discussion of our investments.

Cash used in operating activities for the nine months ended September 30, 2012 was $636,000, compared to cash used in operating activities of $4.3 million for the same period last year. Cash flows from operating activities are comprised of net loss recognized for the period adjusted for non-cash items and changes in operating assets and liabilities.

The decrease in accounts receivable is primarily due to a decrease in sales and timing. The decrease in inventories is primarily the result of sales during the current year offset by managed inventory purchases to maintain appropriate inventory levels. The net decreases in accounts payable and accrued liabilities are primarily due to payments during the period for inventory purchase related liabilities outstanding as of December 31, 2011.

   We began taking steps in the first quarter of 2012 to close our office in Brussels, Belgium and transition the business operations conducted through that office to our French, German and U.S. offices. In connection with these initiatives, we recognized $445,000 in severance and one-time termination benefit costs, $96,000 in contract termination costs, $209,000 in other costs related to the restructuring, including, but not limited to, costs to close our office in Belgium, transfer business operations to our German, French and U.S. offices, and repatriate our Vice President, International back to the United States, and $34,000 in fixed asset impairment charges. These costs are reported as restructuring charges in the statement of operations. As of September 30, 2012, $351,000 in severance and one-time termination benefits, $44,000 in contract termination costs and $183,000 of other costs related to the restructuring have been paid; $94,000 in severance and one-time termination benefits, $52,000 in contract termination costs and $13,000 of other costs related to the restructuring are included in accrued liabilities and $13,000 of other costs are included in accounts payable. The outstanding severance and one-time termination benefits liability will be paid in monthly installments through March 31, 2013, and approximately $37,000 of the outstanding contract termination costs are attributable to the termination of our operating lease for office space in Brussels, Belgium under which the Company must continue to make monthly payments through April 30, 2014. The balance of the outstanding contract termination costs and other costs related to the restructuring are expected to be paid during the fourth quarter of 2012. This initiative was substantially completed on June 30, 2012.

Cash used in operating activities for the nine months ended September 30, 2011 was primarily the result of inventory we purchased during the first quarter of 2011 from Privee AG, our former independent distributor in Japan, to be used to fulfill sales in our Japanese market, as well as the purchase of inventories in the United States, Belgium and Japan for the holiday season. Increases in accounts payable and accrued liabilities were primarily due to inventory purchases.

Our cash flows from changes in operating assets and liabilities are subject to seasonality.

As of September 30, 2012, we had open purchase commitments of $1.0 million for the purchase of inventory. These commitments are expected to be settled during the fourth quarter of 2012.

Net cash provided by (used in) investing activities for the nine months ended September 30, 2012 and 2011 is primarily the result of investment activity of our excess cash.

Cash used in financing activities for the nine months ended September 30, 2012 and 2011, was for payments of previously acquired goodwill and intangibles associated with the termination of agreements with our former independent distributors in the German and French markets in 2008. As of September 30, 2012, we have outstanding liabilities of $187,000 due to our former independent distributor in the German market, $92,000 of which are recorded as current liabilities and are expected to be settled during the next 12 months. All liabilities due to our former independent distributor in the French market have been settled.

Index

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

In June 2012, Heeling Sports EMEA gave notice that it would be terminating its operating lease for office space in Brussels, Belgium, effective April 30, 2014, which is the end of current lease term. This lease was entered into effective May 1, 2008 for a nine year term with the option to terminate the lease at the end of each three year period. Heeling Sports EMEA did not terminate this lease at the end of the first three year period. The Company will make monthly payments under the lease through April 30, 2014. The aggregate amount of monthly payments to be made under the lease was approximately $47,000, and the Company has recorded this amount as a contract termination cost as part of the Company’s restructuring of its international operations. As of September 30, 2012, we have outstanding liabilities of $37,000 related to this lease.

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

Vulnerability Due to Customer Concentration / Geographical Concentration

Oxylane Group accounted for 7% and 9% of our net sales for the three and nine months ended September 30, 2012, respectively, and 11% and 13% for the three and nine months ended September 30, 2011, respectively. Oxylane Group is a French sporting goods retail chain operating under the name Decathlon. Sales to Alegria Corp Ltd, our independent distributor in Russia, accounted for 12% and 10% of our net sales for the three and nine months ended September 30, 2012, respectively, and 8% for both the three and nine months ended September 30, 2011. No other retail customer or independent distributor accounted for 10% or more of our net sales for the three or nine months ended September 30, 2012 and 2011.

Sales in the Company’s Italian market accounted for 12% and 18% of consolidated net sales for the three and nine months ended September 30, 2012, respectively, and 19% and 23% of consolidated net sales for the three and nine months ended September 30, 2011, respectively. Sales in the Company’s French market accounted for 14% and 16% of consolidated net sales for the three and nine months ended September 30, 2012, respectively, and 15% and 18% of consolidated net sales for the three and nine months ended September 30, 2011, respectively. Sales in the Company’s German market accounted for 4% and 7% of consolidated net sales for the three and nine months ended September 30, 2012, respectively, and 7% and 9% of consolidated net sales for the three and nine months ended September 30, 2011, respectively. Sales to the Company’s independent distributor in Russia accounted for 12% and 10% of consolidated net sales for the three and nine months ended September 30, 2012, respectively, and 8% of consolidated net sales for both the three and nine months ended September 30, 2011. No other country, other than the United States, accounted for 10% or more of the Company’s consolidated net sales for the three and nine months ended September 30, 2012 and 2011.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Recent Events

Asset Purchase Agreement

On October 22, 2012, the Company entered into an Asset Purchase Agreement, by and among The Evergreen Group Ventures, LLC, a Delaware limited liability company (“Buyer Parent”), and TEG Bronco Acquisition Company, LLC, a Delaware limited liability company (“Buyer” and, together with Buyer Parent, the “Buyer Parties”), on the one hand, and the Company, Heeling Sports Limited, a Texas limited partnership (“Heelys Texas”), Heeling Sports EMEA SPRL, a Belgian corporation (“Heelys EMEA”), and Heeling Sports Japan, K.K., a Japanese corporation (“Heelys Japan” and, together with the Company, Heelys Texas, and Heelys EMEA, the “Seller Parties”), on the other hand (the “Asset Purchase Agreement”). A copy of the Asset Purchase Agreement is attached hereto as Exhibit 10.1 and incorporated herein by reference.

Index

Pursuant to the terms and provisions of the Asset Purchase Agreement, the Seller Parties will sell to the Buyer Parties substantially all of their assets and the Buyer Parties will assume certain of the Seller Parties’ liabilities (the “Sale”).

Capitalized terms used but not defined in this “Recent Events” section or elsewhere in this Quarterly Report on Form 10-Q have the meanings given them in the Asset Purchase Agreement.

Purchase Price

The aggregate Purchase Price for the purchased assets under the Asset Purchase Agreement will be $13,900,000 in cash, plus the assumption of certain specified liabilities, all subject to an adjustment based upon the Working Capital of the Seller Parties as of the Closing Date. If the Working Capital is less than the Working Capital Target ($11,450,000), the Purchase Price will be decreased dollar for dollar. If the Working Capital is more than $11,600,000, the Purchase Price will be increased dollar for dollar. An annex to the Asset Purchase Agreement provides a mechanism to value certain items in our inventory that Buyer believes should be valued at less than what the Company has reflected on its books and records. If the Company is unable to sell any of that inventory prior to the closing of the Sale, the impact to Working Capital would be a reduction in the Purchase Price of approximately $900,000. It is estimated currently that if the closing of the Sale were to occur as of December 21, 2012 our Working Capital would be between $9.64 million and $10.05 million, which would result in the Purchase Price being decreased by between $1.40 million and $1.81 million ($11.45 million minus $9.64 million and $10.05 million, respectively) to between $12.09 million and $12.50 million. The mechanics of these adjustments to the Purchase Price are more specifically described in the Asset Purchase Agreement.

If the Stockholders approve the Sale and the Plan of Dissolution (as defined below), subject to the calculation of the Working Capital, any adjustment to the Purchase Price, the satisfaction of the liabilities of the Company and its subsidiaries pursuant to the Plan of Dissolution and certain assumptions, the Company currently estimates that the net proceeds available for distribution to the Stockholders after the satisfaction of the Company and its subsidiaries’ liabilities and the completion of the Winding Up will be between $62.5 million and $66.5 million in the aggregate, or approximately $2.23 to $2.37 per share of the Company’s common stock (based on the number of outstanding shares of the Company’s common stock on the date hereof plus the additional shares of the Company’s common stock to be issued upon vesting of certain restricted stock units awards as a result of the Sale). The Company anticipates (on the same basis) that approximately $2.00 per share of the Company’s common stock will be distributed to Stockholders in an initial distribution within 30 days after the Company’s filing of a Certificate of Dissolution with the Delaware Secretary of State, followed by one or more additional distributions to the Stockholders, subject to the amount of a contingency reserve and the Company’s obligation under the Asset Purchase Agreement to maintain, until the Working Capital Adjustment is finalized, funds sufficient to pay all liabilities of the Seller Parties that are not being assumed by the Buyer Parties when they become due, plus immediately available funds equal to at least $5 million, and other actions to be taken pursuant to the Plan of Dissolution.

Representation and Warranties

The Asset Purchase Agreement contains a number of representations and warranties of the Seller Parties to the Buyer Parties relating to, among other things: organization of the Seller Parties; authority of the Seller Parties; conflicts and consents; periodic reporting with the Securities and Exchange Commission and financial statements; the absence of undisclosed liabilities; the absence of certain changes and certain events; material contracts; title to the purchased assets; condition and sufficiency of assets; real property; intellectual property; inventory; accounts receivable; customers and suppliers; insurance; legal proceedings and Governmental Orders; compliance with laws and permits; environmental matters; employee benefit matters; employment matters; taxes; product liability claims; transactions with affiliates; brokers; vote required for the Sale; state anti-takeover statutes; solvency; and voting agreements.

The Asset Purchase Agreement contains a number of representations and warranties of the Buyer Parties to the Seller Parties relating to, among other things: organization of the Buyer Parties; authority of the Buyer Parties; conflicts and consents; brokers; legal proceedings; financing; disclaimers of representations and warranties; and independent investigation.

The representations, warranties and covenants of the Seller Parties contained in the Asset Purchase Agreement have been made solely for the benefit of the Buyer Parties under the Asset Purchase Agreement. The Stockholders are not third-party beneficiaries under the Asset Purchase Agreement. Further, the representations and warranties of the Seller Parties in the Asset Purchase Agreement (a) have been made only for purposes of the Asset Purchase Agreement; (b) are qualified by disclosures made to the Buyer Parties in connection with the Asset Purchase Agreement; and (c) are subject to materiality qualifications contained in the Asset Purchase Agreement which may differ from what may be viewed as material by the Stockholders.

Closing Conditions

The Asset Purchase Agreement contains conditions precedent to the obligations of the Buyer Parties to complete the Sale (each of which may be waived by Buyer at or before Closing), including, without limitation:

•
the representations and warranties of the Seller Parties in the Asset Purchase Agreement, the other Transaction Documents, and any certificate or other writing delivered pursuant to the Asset Purchase Agreement must be true and correct in all material respects on and as of the date of signing the Asset Purchase Agreement and on the Closing Date (subject to certain exceptions);

Index

•
the Seller Parties’ performance in all material respects of their respective agreements, covenants and conditions set forth in the Asset Purchase Agreement and the other Transaction Documents, as applicable, on or before the Closing Date;

•	the absence of a Governmental Order making the Sale illegal, or otherwise restraining or prohibiting the consummation of the Sale, or causing the Sale to be rescinded following its completion;

•
the Seller Parties receiving all approvals, consents, and waivers that are necessary to consummate the Sale, unless the failure to receive the foregoing (except the approval of the Sale by the Stockholders) would not result in a Material Adverse Effect or materially adversely affect the Seller Parties’ ability to perform their respective obligations under the Asset Purchase Agreement;

•	the absence of a Material Adverse Effect;

•	the delivery of the signatures, certificates, instruments and other deliverables by the Seller Parties that are contemplated by the Asset Purchase Agreement; and

•	the absence of Encumbrances relating to the purchased assets, other than certain specified Permitted Encumbrances.

The Asset Purchase Agreement contains conditions precedent to the obligations of the Seller Parties to complete the Sale (each of which may be waived by Heelys Parent at or before Closing), including, without limitation:

•
the representations and warranties of the Buyer Parties in the Asset Purchase Agreement, the other Transaction Documents, and any certificate or other writing delivered pursuant to the Asset Purchase Agreement must be true and correct in all material respects on and as of the date of signing the Asset Purchase Agreement and on the Closing Date (subject to certain exceptions);

•
the Buyer Parties’ performance in all material respects of their respective agreements, covenants and conditions set forth in the Asset Purchase Agreement and the other Transaction Documents, as applicable, on or before the Closing Date;

•	the absence of a Governmental Order making the Sale illegal, or otherwise restraining or prohibiting the consummation of the Sale, or causing the Sale to be rescinded following its completion;

•	the delivery of the signatures, certificates, instruments and other deliverables by the Buyer Parties that are contemplated by the Asset Purchase Agreement;

•	the approval of the Sale by the holders of a majority of the Company’s outstanding shares of common stock; and

•	the delivery of the signatures, certificates, instruments, and other deliverables by the Buyer Parties that are contemplated by the Asset Purchase Agreement.

Covenants

The Asset Purchase Agreement contains numerous covenants of the Seller Parties and the Buyer Parties during the period up to and including the Closing Date. The covenants that are specific to the Seller Parties generally relate to, among other things: the conduct of the Seller Parties’ business operations before the Closing; providing the Buyer Parties with access to, and deliveries of, certain information; holding the Meeting and soliciting proxies to the Stockholders to obtain the approval of the Sale by the Stockholders; notifications to Buyer of certain events; certain employee matters; keeping certain information concerning the Seller Parties’ business and other matters confidential; non-solicitation of persons who are offered employment by the Buyer Parties; and the Seller Parties’ termination of certain intercompany contracts relating to licensing of intellectual property and distribution.

The Asset Purchase Agreement contains additional covenants of the Seller Parties and the Buyer Parties relating to, among other things: making notices to, and obtaining consents, authorizations, orders, and approvals from, Governmental Authorities in connection with the Sale; using commercial reasonable efforts to take such actions as are necessary to expeditiously satisfy the closing conditions of the parties; making public announcements of the Asset Purchase Agreement and the Sale; payment of Taxes and fees incurred in connection with the Asset Purchase Agreement and the other Transaction Documents; access to retained books and records; the execution and delivery of certain documents and the taking of certain actions to effect the Sale; and remitting certain accounts receivable to the other parties from and after the Closing.

Under the Asset Purchase Agreement, the Company must maintain for a period of time available funds sufficient to pay all liabilities of the Seller Parties that are not being assumed by the Buyer Parties when they become due, plus immediately available funds equal to at least $5 million. The Company must additionally file with or furnish to the Securities and Exchange Commission, on a timely basis, all required registration statements, certifications, reports (including annual, quarterly and periodic reports) and proxy statements.

Index

Go-Shop; No-Shop

For the 30-day period after the date of the Asset Purchase Agreement, the Seller Parties are permitted to initiate, solicit, and encourage inquiries, proposals, or offers that could constitute an alternative transaction proposal (or engage in other efforts or attempts that could lead to an alternative transaction proposal), including by way of providing access to non-public information pursuant to (but only pursuant to) one or more confidentiality agreements that meet certain requirements set forth in the Asset Purchase Agreement.

After the expiration of such go-shop period, the Seller Parties must cease all such activities, and, until the Closing Date, must not solicit, initiate, or knowingly facilitate or encourage (including by way of furnishing non-public information) any inquiries regarding, or the making of any proposal or offer that constitutes, or could reasonably be expected to lead to, an alternative acquisition proposal, or engage in, continue, or otherwise participate in any discussions or negotiations regarding, or furnish to any other person information in connection with or for the purpose of encouraging or facilitating, an alternative transaction proposal, or enter into any letter of intent, agreement, or agreement in principle with respect to an alternative transaction proposal, subject to limited exceptions.

Notwithstanding the no-shop provisions of the Asset Purchase Agreement described in the immediately preceding paragraph, during the period commencing on the No-Shop Start Date and ending on the date of receipt of the approval of the Sale by the Stockholders, under the Asset Purchase Agreement, the Seller Parties may, under certain circumstances, provide information to and participate in discussions or negotiations with third parties with respect to certain alternative transaction proposals that the Board has determined are or would lead to a bona fide written alternative transaction proposal that the Board or a committee thereof has determined, after consultation with its outside legal counsel and financial advisors, in its good faith judgment is reasonably likely to be consummated in accordance with its terms, taking into account all legal, regulatory, and financial aspects (including certainty of closing) of the proposal and the person making the proposal, and, if consummated, would result in a transaction more favorable to the Stockholders than the transactions contemplated by the Asset Purchase Agreement (including any revisions to the terms of the Asset Purchase Agreement proposed by the Buyer Parties in response to such proposal or otherwise), subject to certain other criteria set forth in the Asset Purchase Agreement. If, during this period, the Board determines to pursue a Superior Proposal in accordance with the Asset Purchase Agreement, the Asset Purchase Agreement requires, among other things, that the Seller Parties give Buyer prior notice of such determination, along with supporting documentation with respect to such Superior Proposal, and the opportunity to propose revisions to the Asset Purchase Agreement such that the Superior Proposal would no longer constitute a Superior Proposal.

Termination Events and Termination Fee

The Asset Purchase Agreement may be terminated at any time before the Closing upon the mutual consent of Buyer and Heelys Parent. In addition, the Asset Purchase Agreement may be terminated by Buyer upon the occurrence of certain events, including, without limitation, the following:

•
there has been an uncured breach, inaccuracy in, or failure to perform any representation, warranty, covenant or agreement made by the Seller Parties pursuant to the Asset Purchase Agreement that would give rise to the failure of any of Buyer’s closing conditions, if Buyer is not in material breach of any provision of the Asset Purchase Agreement;

•
Buyer’s closing conditions have not been, or it becomes apparent that any of such conditions will not be, fulfilled by December 31, 2012 (the “Drop-Dead Date”), unless Buyer is responsible for such failure to comply with such conditions;

•	the approval of the Sale by the Stockholders is not obtained;

•
the Board or the Seller Parties take certain specified actions with respect to, among other things, pursuing entry into an alternative transaction similar to the Sale with a third-party, or if the Company fails to hold the Meeting within ten business days before the Drop-Dead Date; or

•
there shall be any law that makes consummation of the Sale illegal or otherwise prohibited or there shall be any Governmental Order restraining or enjoining the Sale, and such Governmental Order shall have become final and non-appealable.

The Company, acting as the Seller Parties’ Representative may terminate the Asset Purchase Agreement upon the occurrence of certain events, including, without limitation, the following:

•
there has been an uncured breach, inaccuracy in, or failure to perform any representation, warranty, covenant or agreement made by Buyer pursuant to the Asset Purchase Agreement that would give rise to the failure of any of the Seller Parties’ closing conditions, if the Seller Parties are not in material breach of any provision of the Asset Purchase Agreement;

•
the Seller Parties’ closing conditions have not been, or it becomes apparent that any of such conditions will not be, fulfilled by the Drop-Dead Date, unless the Seller Parties are responsible for such failure to comply with such conditions;

•
the approval of the Sale by the Stockholders is not obtained; provided, that the Seller Parties may not terminate the Asset Purchase Agreement for failure to obtain the approval of the Sale by the Stockholders if any of the Seller Parties has breached in any material respect its obligations under the Asset Purchase Agreement in any manner that proximately contributed to the failure to obtain the approval of the Sale by the Stockholders;

Index

•
before receipt of the approval of the Sale by the Stockholders the Seller Parties enter into a definitive agreement relating to an alternative transaction proposal with a third-party that constitutes a Superior Proposal, subject to payment of the applicable termination fee due to Buyer; or

•
there shall be any law that makes consummation of the Sale illegal or otherwise prohibited or there shall be any Governmental Order restraining or enjoining the Sale, and such Governmental Order shall have become final and non-appealable.

If (a) Buyer terminates the Asset Purchase Agreement because (i) there has been an uncured breach, inaccuracy in, or failure to perform any representation, warranty, covenant or agreement made by the Seller Parties pursuant to the Asset Purchase Agreement that would give rise to the failure of any of the Buyer’s closing conditions, and Buyer is not in material breach of any provision of the Asset Purchase Agreement, or (ii) the Board or the Seller Parties take certain specified actions with respect to, among other things, pursuing entry into an alternative transaction similar to the Sale with a third-party, or because the Company fails to hold the Meeting within ten business days before the Drop-Dead Date, (b) the Seller Parties terminate the Asset Purchase Agreement to enter into a transaction that constitutes a Superior Proposal, (c) the Seller Parties do not consummate the Sale by the Drop-Dead Date and such failure constitutes a breach of the Asset Purchase Agreement or (d) Buyer or the Seller Parties terminate the Asset Purchase Agreement because of a failure to obtain the approval of the Sale by the Stockholders, and in the case of clauses (a), (c), and (d), at any time during the six-month period following such termination of the Asset Purchase Agreement, one or more of the Seller Parties accepts any alternative transaction proposal or enters into a definitive agreement with respect to an alternative transaction proposal, the Seller Parties must pay to Buyer (x) in the case of a termination described in clauses (a), (b), or (c) above, no later than five business days after receipt of written demand, a termination fee equal to 4.25% of the aggregate consideration payable pursuant to the alternative transaction proposal, or (y) in the case of a termination described in clause (d), no later than five business days after the receipt of any consideration pursuant to the alternative transaction, a termination fee equal to 4.25% of any such consideration received in such alternative transaction. The calculation of either such termination fee excludes any consideration to the extent attributable to cash, cash equivalents or marketable securities being sold to the third-party.

Survival

Subject to certain exceptions, under the Asset Purchase Agreement, the representations, warranties and covenants in the Asset Purchase Agreement do not survive the Closing Date. The covenants in the Asset Purchase Agreement that survive the Closing Date relate to, among others, the following matters: the provisions governing the adjustments to the Purchase Price; allocation of the Purchase Price and ad valorem taxes; third party consents; covenants relating to employees and employee benefits; confidentiality; non-solicitation of certain employees; breaches of certain covenants; governmental approvals and consents; receivables; transfer taxes; access to retained books and records; and cash retention.

In addition, absent fraud or intentional misrepresentation with intent to defraud, the Buyer Parties have no right of recovery against any of the Seller Parties under the Asset Purchase Agreement resulting from any breach of any representation, warranty, or covenant (other than the specified surviving obligations) contained in Asset Purchase Agreement.

Voting Agreements

Capital Southwest Venture Corporation, which currently owns 9,317,310 shares of the Company’s common stock, or approximately 33.79% of the Company’s current issued and outstanding common stock, and Patrick F. Hamner, one of the Company’s directors who currently owns 363,150 shares of the Company’s common stock , or 1.3% of our current issued and outstanding common stock (and who holds currently exercisable options to purchase, at a price of $4.05 per share, approximately 2.9% more of our current issued and outstanding common stock), entered into voting agreements with Buyer on October 22, 2012, pursuant to which they agreed, among other things, to vote their shares in favor of the Sale and grant to Buyer an irrevocable proxy with respect to their respective shares covered by the voting agreements. The Company is a party to these voting agreements for the limited purposes of agreeing to (a) instruct its transfer agent to restrict transfer of the Covered Shares during the term of the Asset Purchase Agreement, (b) take certain actions with respect to such transfer restrictions upon any termination of the Asset Purchase Agreement and (c) not take any action in contravention of the voting agreements.

The foregoing description of such voting agreements and the Company’s obligations therein does not purport to be complete and is qualified in its entirety by reference to the full text of the respective voting agreements entered into by the referenced parties, copies of which are attached hereto as Exhibit 10.2 and Exhibit 10.3 and incorporated herein by reference.

Cautionary Statements Regarding Asset Purchase Agreement

The Asset Purchase Agreement was filed as an exhibit to our Current Report on Form 8-K on October 23, 2012 and is filed as Exhibit 10.1 hereto only to provide investors with information regarding the terms and conditions of the Asset Purchase Agreement, and not to provide investors with any other factual information regarding the Company or its subsidiaries, or their business or operations. The Stockholders should not rely on the representations and warranties in the Asset Purchase Agreement or any descriptions thereof as characterizations of the actual state of facts or condition of the Company or any of its subsidiaries. Information concerning the subject matter of the representations and warranties in the Asset Purchase Agreement may change after the date of the Asset Purchase Agreement, and such subsequent information may or may not be fully reflected in the Company’s public disclosures or periodic reports filed with the Securities and Exchange Commission. The Asset Purchase Agreement should not be read alone, but should instead be read in conjunction with the other information regarding the Company and its subsidiaries, and their businesses and operations, that is or will be contained in, or incorporated by reference into, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, proxy statements, and other documents that the Company files with or furnishes to the Securities and Exchange Commission.

Index

The description of the Asset Purchase Agreement in this Report does not purport to be a complete description of all of the terms and conditions of the Asset Purchase Agreement and is qualified in its entirety by reference to the full text of the Asset Purchase Agreement.

Board Approval of the Sale; Fairness Opinion

The Board established a special committee, composed of directors of the Company, to evaluate the proposal from the Buyer Parties and others, and to make a recommendation to the Board, with respect to the Sale. This special committee engaged Roth Capital Partners, LLC (“Roth”), an independent investment banking firm, to evaluate the Sale and to provide its opinion as to the fairness to the Company, from a financial point of view, of the consideration to be paid to the Company pursuant to the Asset Purchase Agreement. Roth delivered an opinion to the Board, dated October 20, 2012, that, subject to the limitations set forth in its opinion, the payment of $13,900,000 in cash, which is subject to adjustment, and the assumption of certain liabilities by the Buyer Parties, is fair, from a financial point of view, to the Company.

The Board, upon recommendation from its special committee, taking into account the fairness opinion received from Roth, unanimously approved and authorized the Asset Purchase Agreement and the Sale.

Plan of Dissolution

The Board has determined that the Company should be wound up, dissolved and liquidated completely after the consummation of the Sale (the “Winding Up”). In this respect, the Board approved a Plan of Liquidation and Dissolution (the “Plan of Dissolution”) on October 20, 2012. The Plan of Dissolution is conditioned on the consummation of the Sale and obtaining approval of the Plan of Dissolution from the holders of a majority of the Company’s outstanding shares of common stock. A copy of the Plan of Dissolution is attached hereto as Exhibit 2.1 and incorporated herein by reference.

Winding Up Actions

When the Plan of Dissolution becomes effective, the Company, acting by an officer, employee, or agent, as applicable, will, among other things:

•	file a Certificate of Dissolution with the Delaware Secretary of State specifying the date upon which the Certificate of Dissolution will become effective (the “Winding Up Effective Date”);

•
cease its business activities and withdraw from any jurisdiction in which the Company is qualified to do business (unless any such qualification to do business is necessary, appropriate, or desirable for the Sale and any other liquidation of the Company’s assets, and for the proper winding up of the Company);

•	negotiate and consummate the sales and conversion of all of the assets and properties of the Company remaining after the Sale into cash and/or other distributable form of asset; and

•	take all actions required or permitted under the applicable dissolution procedures of the Delaware General Corporation Law (the “DGCL”).

In addition, subject to approval by the Board and the consummation of the Sale, under the Plan of Dissolution, the officers, employees, and agents of the Company will, as promptly as feasible, proceed to:

•	collect all sums due or owing to the Company;

•	sell and convert into cash and/or other distributable form all the remaining assets and properties of the Company, if any, and;

•
out of the assets and properties of the Company, pay, satisfy, and discharge or make adequate provision for the payment, satisfaction, and discharge of all debts and liabilities of the Company pursuant to the Plan of Dissolution, including all expenses of the sales of assets and of the dissolution and liquidation provided for by the Plan of Dissolution.

Index

Liquidating Distributions

If the Sale is consummated, under the Plan of Dissolution, liquidating distributions, if any, shall be made from time to time after the filing of the Certificate of Dissolution to the Stockholders of record, at the close of business on the Winding Up Effective Date, pro rata to Stockholders in accordance with the respective number of shares then held of record, provided that in the opinion of the Board adequate provision has been made for the payment, satisfaction, and discharge of all known, unascertained, or contingent debts, obligations, and liabilities of the Company (including costs and expenses incurred and anticipated to be incurred in connection with the sale and distribution of assets and liquidation of the Company). Pursuant to the Plan of Dissolution, liquidating distributions will be made in cash or in kind, including in stock of, or ownership interests in, subsidiaries of the Company and remaining assets of the Company, if any. Such distributions may occur in a single distribution or in a series of distributions, in such amounts and at such time or times as the Board in its absolute discretion, and in accordance with the DGCL, may determine; provided, however, that the Company must complete the distribution of all its properties and assets to its Stockholders as provided in the Plan of Dissolution as soon as practicable following the filing of its Certificate of Dissolution with the Delaware Secretary of State and in any event on or before the tenth anniversary of the Winding Up Effective Date (the “Final Distribution Date”).

Contingency Reserve

Under the Plan of Dissolution, if and to the extent deemed necessary, appropriate, or desirable by the Board in its absolute discretion, the Company may establish and retain or set aside a reasonable amount of cash and/or property to satisfy claims against the Company and its subsidiaries and other obligations of the Company and its subsidiaries, including (a) tax obligations; (b) all expenses of the sale of the Company’s property and assets; (c) the salary, fees, and expenses of members of the Board, management, and employees; (d) expenses for the collection and defense of the Company’s property and assets; (e) the expenses for attorneys and other professional advisors incurred in connection with the Plan of Dissolution; and (f) all other expenses related to the dissolution and liquidation of the Company and the winding-up of its affairs. Any unexpended amounts remaining in a contingency reserve will be distributed to the Stockholders no later than the Final Distribution Date pursuant to the Plan of Dissolution. As of the date hereof, the Company plans to establish a contingency reserve and anticipates that the amount of that reserve will be approximately $6.7 million.

Liquidating Trust

Under the Plan of Dissolution, the Board may, but is not required to, establish a liquidating trust (the “Liquidating Trust”) and distribute assets of the Company to the Liquidating Trust rather than continue to hold the assets in the Company. The Liquidating Trust may be established by agreement with one or more trustees selected by the Board. If the Liquidating Trust is established by agreement with one or more trustees, the trust agreement establishing and governing the Liquidating Trust shall be in form and substance determined by the Board. The trustees will in general be authorized to take charge of the Company’s property, and to sell and convert into cash or other distributable form any and all corporate non-cash or non-distributable assets and collect the debts and property due and belonging to the Company, with power to prosecute and defend, in the name of the Company, or otherwise, all such suits as may be necessary or proper for the foregoing purposes, and to appoint an agent under it and to do all other acts which might be done by the Company that may be necessary, appropriate or advisable for the final settlement of the unfinished business of the Company.

Indemnification and Advancement of Expenses

The Plan of Dissolution requires the Company to continue to indemnify and advance expenses to its officers, directors, employees, and agents in accordance with its Certificate of Incorporation and Bylaws and any contractual arrangements for actions taken in connection with the Plan of Dissolution and the winding up of the affairs of the Company. The Board, in its sole and absolute discretion, is authorized under the Plan of Dissolution to obtain and maintain directors’ and officers’ liability insurance and any other insurance as may be necessary, appropriate, or advisable to cover the Company’s obligations.

Amendment, Modification or Abandonment

If for any reason the Board determines that such action would be in the best interests of the Company, it may amend, modify or abandon the Plan of Dissolution and all actions contemplated thereunder, including the Sale or the proposed Winding Up, notwithstanding the Stockholder approval of the Sale or the Plan of Dissolution, to the extent permitted by the DGCL; provided, however, that the Board may not abandon the Plan of Dissolution following the filing of the Certificate of Dissolution without first obtaining the approval of the holders of a majority of the voting power of the outstanding common stock at a special meeting or annual meeting of the Stockholders called for such purpose by the Board. Upon the abandonment of the Plan of Dissolution, the Plan of Dissolution will be void.

Complete Liquidation

Distributions to the Stockholders made pursuant to the Plan of Dissolution will be treated as made in complete liquidation of the Company within the meaning of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder. Under the Plan of Dissolution, the adoption of the Plan of Dissolution by the Stockholders will constitute full and complete authority for the making by the Board of all such liquidating distributions.

Index

Participants in Solicitation of Proxy Statement

The Company and its directors, executive officers, and other members of its management and employees may be deemed to be participants in the solicitation of proxies from the Stockholders in connection with the Sale and proposed dissolution of the Company. Information concerning the interests of the Company’s participants in the solicitation is set forth in the Company’s Annual Reports on Form 10-K previously filed with the Securities and Exchange Commission, and will set forth in the proxy statement relating to the Sale and Plan of Dissolution when it becomes available.  Each of these documents is, or will be, available free of charge at the Securities and Exchange Commission’s website at http://www.sec.gov and from the Company at http://investors.heelys.com or by writing to: Corporate Secretary, Heelys, Inc., 3200 Belmeade Drive, Suite 100, Carrollton, Texas 75006. The reference to such website addresses does not constitute incorporation by reference of the information contained on, or linked to, such websites and none of such information is part of this Quarterly Report on Form 10-Q.

Additional Information Regarding the Sale and the Plan of Dissolution

The Sale is not conditioned upon the Stockholders approving the Plan of Dissolution. The effectiveness of the Plan of Dissolution, however, is conditioned on the consummation of the Sale. Stockholders do not have dissenters’ rights of appraisal in connection with the Sale or the Plan of Dissolution.

As part of the Sale, we also are selling the name “Heelys” and will need to change our name. We will be asking Stockholders in our forthcoming proxy statement regarding the Sale, the Plan of Dissolution and related matters to vote to amend our Certificate of Incorporation to change our name to “HLYS Liquidation Company, Inc.,” contingent upon the closing of the Sale (the “Name Change”).

If the Stockholders approve the Sale and the Plan of Dissolution, immediately upon consummation of the Sale, the Plan of Dissolution will take effect and the liquidation and dissolution of the Company will commence.  As soon as practical after the closing of the Sale, the Company plans to distribute, in an initial distribution (with potential subsequent installment distributions thereafter), cash from the Sale and the Company’s other cash, subject to a contingency reserve for remaining costs and liabilities. The amount and timing of the distributions to Stockholders will be determined by the Board in its discretion, subject to the provisions of the Plan of Dissolution. On the bases to be described in the Proxy Statement, the Board anticipates that the amount of the initial distribution to Stockholders will be approximately $2.00 per share of Common Stock.

As a result of the consummation of the Sale, the Company will cease to be engaged in an ongoing business and will not be eligible to remain listed on the The Nasdaq Capital Market. The Company intends to (a) file a Certificate of Dissolution with the Delaware Secretary of State and (b) delist from the The Nasdaq Capital Market as soon as practicable following the closing of the Sale. In addition, the Company plans to deregister its shares of common stock under Section 12(b), and suspend its periodic reporting obligations under Section 15(d), of the Exchange Act.

The Company will file with the Securities and Exchange Commission a proxy statement containing information about the Sale and the Plan of Dissolution. THE STOCKHOLDERS ARE ADVISED TO READ THE COMPANY’S PROXY STATEMENT IN ITS ENTIRETY WHEN IT BECOMES AVAILABLE, AND ANY OTHER DOCUMENTS THAT THE COMPANY FILES WITH THE SECURITIES AND EXCHANGE COMMISSION, BECAUSE THESE DOCUMENTS WILL CONTAIN IMPORTANT INFORMATION ABOUT THE COMPANY, THE OTHER SELLER PARTIES, THE BUYER PARTIES, THE SALE, AND THE PLAN OF DISSOLUTION AND RELATED TRANSACTIONS.

Stockholders may obtain copies of the proxy statement and other documents that the Company files with the Securities and Exchange Commission (when they are available) free of charge at the Securities and Exchange Commission’s website at www.sec.gov. The Company’s definitive proxy statement and other relevant documents may also be obtained (when available) free of charge on the Company’s website at http://investors.heelys.com or by writing to: Corporate Secretary, Heelys, Inc., 3200 Belmeade Drive, Suite 100, Carrollton, Texas 75006. The reference to such website addresses does not constitute incorporation by reference of the information contained on, or linked to, such websites and none of such information is part of this Quarterly Report on Form 10-Q.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) of the Exchange Act) as of September 30, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2012 were effective.

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

Index

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

The risk factors set forth below update the risk factors in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011. In addition to the risk factors below relating primarily to the Sale, the Plan of Dissolution, the Winding Up and related matters, you should carefully consider the other risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, and in any of our subsequent filings with the Securities and Exchange Commission, which could materially affect our business, financial position and results of operations.  Capitalized terms not defined below or elsewhere in this Quarterly Report on Form 10-Q have the meanings given them in the Asset Purchase Agreement attached as Exhibit 10.1 hereto.

The Sale, even if approved by the Stockholders, may not be completed.

The completion of the Sale is subject to a number of conditions to closing, some of which are outside the control of the Company and its subsidiaries, including receipt of Stockholder approval of the Sale and the Sale closing by December 31, 2012, obtaining third-party consents to the assignment of certain contracts, the Asset Purchase Agreement remaining in force and the Buyer Parties having performed their obligations under the Asset Purchase Agreement. There can be no certainty, nor can the Company provide any assurance to Stockholders, that, if even if the Stockholders approve the Sale, these conditions will be satisfied or, if satisfied, when they will be satisfied.

The distributions to Stockholders as a result of the Sale and in connection with the Winding Up are subject to a number of risks.

Any distributions made by the Company to its Stockholders as a result of the Sale and/or in connection with the Winding Up, including the timing and amount of such distributions, are subject to a number of risks, including (without limitation) the following:

•	the timing and amount of distributions to Stockholders cannot be predicted with certainty;

•
any estimate of the amount available for distribution to Stockholders could be reduced if the Company’s expectations regarding operating expenses, employee retention, costs of satisfying or discharging liabilities and winding up costs are inaccurate;

•
any estimate of the amount available for distribution to Stockholders is based on a number of assumptions, including with respect to administrative and professional expenses incurred during the Winding Up, some or all of which may be inaccurate;

•	any delay in the closing of the Sale will decrease the funds available for distribution, because the Company will continue to be subject to ongoing operating expenses;

•	the Company may face lawsuits or other claims and it may take time to defend or settle any such lawsuits or claims;

•	the Company may not be able to sell its non-cash assets remaining after the Sale, and the sales of those assets may be more time consuming, and cost more, than currently anticipated;

•	fluctuations in the exchange rate between the U.S. dollar and the foreign currencies of the Company’s subsidiaries may affect the funds available for distribution to Stockholders;

•
Stockholders could approve the Plan of Dissolution but vote against the Sale, thereby making the Sale impossible and adding great uncertainty as to the ability to make any distribution to Stockholders;

•	the occurrence of certain events, changes or other circumstance could give rise to the termination of the Asset Purchase Agreement, which would result in the Sale not being consummated;

•
the Company may receive a Superior Proposal, the Asset Purchase Agreement may be terminated in connection with the Company’s pursuit of such alternative transaction, and that alternative transaction may not be consummated; or

Index

•	the Sale process may disrupt current plans and operations and we may face difficulties in employee retention.

If the value of our Working Capital at the closing of the Sale is less than $11.45 million, the Purchase Price we will receive in connection with the Sale will be decreased $1 for each $1 of our Working Capital that is less than $11.45 million.

There can be no assurance that our Working Capital will be at or above the $11.45 million target. The amount of our Working Capital at any given point in time is dependent upon a number of factors out of our control. For example, if we are able to collect accounts receivable and do not replenish our inventory, we have an increase in the amount of cash but a decrease in Working Capital for purposes of calculating the adjustment to the Purchase Price pursuant to the Asset Purchase Agreement. Additionally, there are certain items in our inventory that Buyer believes are less desirable and should be valued at less than what we have reflected on our books and records. If we are unable to sell that inventory prior to the closing of the Sale, the impact to Working Capital would be a reduction in the Purchase Price of approximately $900,000. It is estimated currently that if the closing of the Sale were to occur as of December 21, 2012 our Working Capital would be between $9.64 million and $10.05 million, which would result in the Purchase Price being decreased by between $1.40 million and $1.81 million ($11.45 million minus $9.64 million and $10.05 million, respectively) to between $12.09 million and $12.50 million. The mechanics of these adjustments to the Purchase Price are more specifically described in the Asset Purchase Agreement.

Return of Capital and the Winding Up

The process of voluntarily winding up a public company such as the Company involves significant uncertainties that affect both the amount that can be distributed to Stockholders and the time to complete the Winding Up. Some of the principal uncertainties relate to the corollary winding up of the Company’s subsidiaries and the timing of liquidating distributions by those subsidiaries to the Company, the process of obtaining tax clearance certificates and the potential for tax liabilities or other contingent liabilities. In addition, ongoing corporate costs of the Company will reduce the amount available for distribution to Stockholders, and if the closing of the Sale is delayed substantially, these costs will continue to be incurred. Until the Company is able to deregister its shares and suspend its periodic reporting obligations under the Exchange Act, the Company will remain a reporting issuer and will incur attendant costs relating to filing such reports with the Securities and Exchange Commission. Accordingly, the amount of cash that may be distributed to Stockholders cannot currently be quantified with certainty.

The Company may not receive any competing transaction proposals or Superior Proposals because of the termination fee payable to the Buyer.

The Asset Purchase Agreement requires the Company to pay to the Buyer a termination fee if certain events specified in the Asset Purchase Agreement occur, including the Company pursuing a Superior Proposal. The amount of this termination fee may have the effect of causing other potential third-party buyers to not submit a proposal to buy either the Company and its subsidiaries or their assets at a higher price or to enter into a more favorable alternative transaction.

Stockholders will not be able to buy or sell shares of common stock after we file our Certificate of Dissolution with the Delaware Secretary of State.

If the Stockholders approve the Sale and the Plan of Dissolution, we intend to close our stock transfer books and discontinue recording transfers of the Company’s common stock on the date on which the Company files a Certificate of Dissolution with the Delaware Secretary of State. After the Company closes its stock transfer books, it will not record any further transfers of common stock on its books except by will, intestate succession or operation of law. Therefore, shares of the Company’s common stock will not be transferable. All distributions after the date the Certificate of Dissolution is filed will be made to Stockholders pro rata according to their respective holdings of common stock as of date of such filing.

If the Company’s common stock were delisted from the The Nasdaq Capital Market but the Certificate of Dissolution is not filed, you may find it difficult to dispose of your shares of common stock.

If the Company’s common stock were to be delisted from the The Nasdaq Capital Market and the Company has not yet filed a Certificate of Dissolution, trading of our common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. Such trading will reduce the market liquidity of the Company’s common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, the Company’s common stock.

If we decide to use a liquidating trust, as permitted by the Plan of Dissolution, interests of our Stockholders in such a trust would not be transferable.

The interests of our Stockholders in a liquidating trust set up by us under the approved Plan of Dissolution would not be transferable, which could adversely affect your ability to realize the value of such interests. In addition, as Stockholders will be deemed to have received a liquidating distribution equal to their pro rata share of the value of the net assets distributed to an entity which is treated as a liquidating trust for tax purposes, the distribution of non-transferable interests could result in tax liability to the interest holders without such holders being readily able to realize the value of such interest to pay such taxes or otherwise.

Index

Stockholders may not be able to recognize a loss for federal income tax purposes until they receive a final distribution from the Company, which may be three years after the Company’s dissolution and could be longer.

As a result of the Winding Up, for federal income tax purposes, Stockholders will recognize gain or loss equal to the difference between (a) the sum of the amount of cash distributed to them and the aggregate fair market value of any property distributed to them, and (b) their tax basis for their shares of common stock. A Stockholder’s tax basis in shares of common stock will depend upon various factors, including the Stockholder’s cost and the amount and nature of any distributions received with respect thereto. Any loss generally will be recognized only when the final distribution from us has been received, which may be more than three years after our dissolution, and if the Stockholder is still the owner of the shares of common stock.

Our directors and executive officers may have interests that are different from, or in addition to, those of Stockholders generally.

You should be aware of interests of, and the benefits available to, our directors and executive officers when considering the recommendation of our Board of the Sale and the approval of the Plan of Dissolution. Our directors and executive officers may have interests in the Sale and the Winding Up that may be in addition to, or different from, their interests as Stockholders. Certain of our executive officers will be offered employment with the Buyer. Two of the Company’s directors, Gary L. Martin and Glenn M. Neblett, are employed by Capital Southwest Corporation, and Richard F. Strup is a director of Capital Southwest Corporation. Capital Southwest Venture Corporation is an affiliate of Capital Southwest Venture Corporation, a Stockholder. Patrick F. Hamner, also one of our directors, previously was employed by Capital Southwest Corporation and the Company. Capital Southwest Venture Corporation currently owns approximately 33.79% of our issued and outstanding common stock. Mr. Hamner currently owns approximately 1.3% of our current issued and outstanding common stock (and currently exercisable options to purchase, at a price of $4.05 per share, approximately 2.9% more of our current issued and outstanding common stock). Capital Southwest Venture Corporation and Mr. Hamner each has entered into a voting agreement with Buyer agreeing, among other things, to vote their shares in favor of the Sale. In connection with the Sale and the Winding Up, some of our executive officers will be entitled to receive severance benefits and other payments. In addition, following our dissolution, our directors and executive officers will be entitled to continuing indemnification and liability insurance.

We will continue to incur the expenses of complying with public company reporting requirements.

We have an obligation to continue to comply with the applicable reporting requirements of the Exchange Act even though compliance with such reporting requirements is economically burdensome. Until the Company is able to deregister its shares and suspend its periodic reporting obligations under the Exchange Act, the Company will remain a reporting issuer and will incur attendant costs relating to filing such reports with the Securities and Exchange Commission.

The Board may at any time turn management of our liquidation over to a third party, and some or all of our directors may resign from the Board at that time.

Our Board may at any time turn our management over to a third party to complete the liquidation of our remaining assets and distribute the available proceeds to our Stockholders, and some or all of our directors may resign from our board at or before that time. If management is turned over to a third party and all of our directors resign from our board, the third party would have sole control over the liquidation process, including the sale or distribution of any remaining assets under the approved Plan of Dissolution.

If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, each Stockholder who receives liquidating distributions could be held liable for payment to our creditors of his or her pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such Stockholder in the dissolution.

If the Plan of Liquidation is approved by the Stockholders, we intend to file a Certificate of Dissolution with the Delaware Secretary of State of the State to dissolve the Company. Pursuant to the DGCL, the Company will continue to exist for a minimum of three years after its dissolution becomes effective for the purpose of prosecuting and defending suits against the Company and enabling the Company and its subsidiaries to close their business, to dispose of their property, to discharge their liabilities and to distribute to Stockholders any remaining assets. Under the DGCL, after the Company files a Certificate of Dissolution, the Company will publish and send out certain notices to our known and unknown creditors. Our creditors will then have the ability to present a statement of any claims against our business. To the extent that any of these creditors seek payment of certain claims against the Company or its subsidiaries, and there are not sufficient reserves withheld by us to pay these claims, then, under the DGCL, Stockholders could be held liable for payment to our creditors up to the amount distributed to such Stockholder in the Winding Up. Accordingly, in such event, a Stockholder could be required to return all distributions previously made to such Stockholder pursuant to the Plan of Dissolution could receive nothing from us under the Plan of Dissolution. Moreover, in the event a Stockholder has paid taxes on amounts previously received by the Stockholder, a repayment of all or a portion of such amount could result in a Stockholder incurring a net tax cost if the Stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. The Board is not required to obtain a solvency opinion as a condition to authorizing a liquidating distribution and we cannot assure you that the contingency reserve established by the Company (which the Company anticipates to be approximately $6.7 million) will be adequate to cover all expenses and liabilities.

Index

If the Company’s contingent reserves are insufficient to satisfy our liabilities, creditors could assert claims against us seeking to prevent distributions or against our Stockholders to the extent of distributions received.

If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities in the Winding Up or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the Company’s contingency reserve, our creditors could seek an injunction against the making of distributions on the grounds that the amounts to be distributed are needed to provide for the payment of our expenses and liabilities. Any such action could delay or substantially diminish the amount of any cash distributions to Stockholders. If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, creditors could assert claims against each Stockholder receiving a distribution for the payment of any shortfall, up to the amounts previously received by the Stockholder in distributions from us.

The tax treatment of any liquidating distributions may vary from Stockholder to Stockholder, and the discussions in this Proxy Statement regarding such tax treatment are general in nature. You should consult your own tax advisor instead of relying on the discussions of tax treatment in this Proxy Statement for tax advice.

We have not requested a ruling from the Internal Revenue Service with respect to the anticipated tax consequences of the Winding Up, and we will not seek an opinion of counsel with respect to the anticipated tax consequences of any liquidating distributions. If any of the anticipated tax consequences described in this Proxy Statement proves to be incorrect, the result could be increased taxation at the corporate and/or Stockholder level, thus reducing the benefit to our Stockholders and us from the liquidation and distributions. Tax considerations applicable to particular Stockholders may vary with and be contingent upon the Stockholder’s individual circumstances.

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

Item 5.	Other Information

Not applicable.

Index

Item 6.	Exhibits

Exhibit No.	Description
2.1	Plan of Liquidation and Dissolution of Heelys, Inc. (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed October 23, 2012).

10.1
Asset Purchase Agreement, dated October 22, 2012, by and among The Evergreen Group Ventures, LLC, TEG Bronco Acquisition Company, LLC, Heelys, Inc., Heeling Sports Limited, Heeling Sports EMEA SPRL, and Heeling Sports Japan, K.K. (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed October 23, 2012). *The foregoing exhibit excludes confidential disclosure schedules that are part of the Asset Purchase Agreement.

10.2
Voting Agreement, dated October 22, 2012, by and among Capital Southwest Venture Corporation, TEG Bronco Acquisition Company, LLC, and Heelys, Inc. (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed October 23, 2012).

10.3
Voting Agreement, dated October 22, 2012, by and among Patrick F. Hamner, TEG Bronco Acquisition Company, LLC, and Heelys, Inc. (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed October 23, 2012).

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

HEELYS, INC.

Date: November 14, 2012	By:	/s/ Thomas C. Hansen
Thomas C. Hansen
Chief Executive Officer (Principal Executive Officer)

HEELYS, INC.

Date: November 14, 2012	By:	/s/ Craig D. Storey
Craig D. Storey
Chief Financial Officer (Principal Accounting Officer)

Index

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Plan of Liquidation and Dissolution of Heelys, Inc. (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed October 23, 2012).

10.1
Asset Purchase Agreement, dated October 22, 2012, by and among The Evergreen Group Ventures, LLC, TEG Bronco Acquisition Company, LLC, Heelys, Inc., Heeling Sports Limited, Heeling Sports EMEA SPRL, and Heeling Sports Japan, K.K. (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed October 23, 2012). *The foregoing exhibit excludes confidential disclosure schedules that are part of the Asset Purchase Agreement.

10.2
Voting Agreement, dated October 22, 2012, by and among Capital Southwest Venture Corporation, TEG Bronco Acquisition Company, LLC, and Heelys, Inc. (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed October 23, 2012).

10.3
Voting Agreement, dated October 22, 2012, by and among Patrick F. Hamner, TEG Bronco Acquisition Company, LLC, and Heelys, Inc. (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed October 23, 2012).

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